Form 10-Q
period 2018-03-31
Lazydays Holdings, Inc.
filed 2018-05-11
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38424

Lazydays Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4183498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6130 Lazy Days Blvd. Seffner, FL	33584
(Address of Principal Executive Offices)	(Zip Code)

813-246-4999

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of May 10, 2018.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash	$33,063	$13,292
Receivables, net of allowance for doubtful accounts of $0 and $1,013 at March 31, 2018 and December 31, 2017, respectively	23,234	19,911
Inventories	120,209	114,170
Income tax receivable	1,588	-
Prepaid expenses and other	1,999	2,062
Total current assets	180,093	149,435
Property and equipment, net	73,444	45,669
Goodwill	29,075	25,216
Intangible assets, net	68,068	25,862
Deferred tax asset	-	144
Other assets	200	219
Total assets	$350,880	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, continued

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$24,561	$25,181
Income tax payable	-	1,536
Contingent liability, current portion	-	667
Financing liability, current portion	597	595
Floor plan notes payable, net of debt discount	99,368	104,976
Long-term debt, current portion	2,909	1,870
Total current liabilities	127,435	134,825
Long term liabilities
Long term debt, non-current portion, net of debt discount	17,044	7,207
Financing liability, non-current portion, net of debt discount	55,574	53,680
Deferred tax liability	20,370	-
Total liabilities	220,423	195,712

Commitments and Contingencies

Series A Convertible Preferred Stock, 600,000 shares designated, issued and outstanding as of March 31, 2018; liquidation preference of $60,210 at March 31, 2018	55,194	-

Stockholders’ Equity

Successor:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at March 31, 2018	-	-
Additional paid-in capital	76,108	-
Accumulated deficit	(845)	-

Predecessor:
Preferred stock, $0.001 par value 150,000 shares authorized:
Senior Convertible Preferred Stock 10,000 shares designated; -0- shares issued and outstanding; liquidation preference $0 at December 31, 2017	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized; 3,333,331 and 3,333,166 shares issued and outstanding at December 31, 2017, respectively	-	3
Additional paid-in capital	-	49,756
Treasury stock, 165 shares, at cost	-	(11)
Retained earnings	-	1,085
Total stockholders’ equity	75,263	50,833
Total liabilities and stockholders’ equity	$350,880	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for per share data)

(Unaudited)

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017
Revenues
New and pre-owned vehicles	$39,167	$119,111	$150,831
Parts, service and other	4,738	14,828	19,134
Total revenue	43,905	133,939	169,965

Cost of revenues
New and pre-owned vehicles	33,489	101,830	130,845
Parts, service and other	538	3,047	3,459
Total cost of revenues	34,027	104,877	134,304

Gross profit	9,878	29,062	35,661

Transaction costs	2,806	438	46
Selling, general, and administrative expenses	5,247	23,552	27,033
Income from operations	1,825	5,072	8,582
Other income/expense
Gain on sale of property and equipment	-	1	-
Interest expense	(685)	(2,019)	(2,162)
Total other expense	(685)	(2,018)	(2,162)
Income before income tax expense	1,140	3,054	6,420
Income tax expense	(449)	(718)	(2,445)
Net income	$691	$2,336	$3,975
Dividends on Series A Convertible Preferred Stock	(210)
Deemed dividend on Series A Convertible Preferred Stock	(3,392)
Net loss attributable to common stockholders	$(2,911)

Succesor EPS:
Basic and diluted loss per share	$(0.30)
Weighted average shares outstanding - basic and diluted	9,668,250

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH MARCH 31, 2018

(Dollar amounts in thousands)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification of Andina common stock previously subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock, warrants and Series A convertible preferred stock in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazydays	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion feature of Series A convertible preferred stock	-	-	(3,392)	-	(3,392)
Issuance of warrants to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	485	-	485
Accrued dividends on Series A preferred stock	-	-	(210)	-	(210)
Net income	-	-	-	691	691
Balance at March 31, 2018	8,471,608	$-	$76,108	$(845)	$75,263

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017

Cash Flows From Operating Activities
Net income	$691	$2,336	$3,975
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	485	140	119
Bad debt expense	-	-	47
Depreciation and amortization of property and equipment	269	1,058	1,347
Amortization of intangible assets	132	154	187
Amortization of debt discount and paid-in-kind interest	393	136	129
Gain on sale of property and equipment	-	(1)	-
Deferred income taxes	-	630	-

Changes in operating assets and liabilities:
Receivables	(8,466)	5,143	(6,404)
Inventories	4,145	1,435	16,493
Prepaid expenses and other	19	44	332
Income tax receivable/payable	449	(3,573)	2,549
Other assets	1	18	(37)
Accounts payable, accrued expenses and other liabilities	(2,365)	2,463	173

Total Adjustments	(4,938)	7,647	14,935

Net Cash (Used In) Provided By Operating Activities	(4,247)	9,983	18,910

Cash Flows From Investing Activities
Cash paid for purchase of Lazydays R.V. Center, Inc.	(86,741)	-	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	9,188	-	-
Purchases of property and equipment	(71)	(694)	(710)

Net Cash Used In Investing Activities	(77,624)	(694)	(710)

Cash Flows From Financing Activities
Net borrowings under M&T floor plan	100,830	-	-
Repayment of Bank of America floor plan	(96,740)	-	-
Net (repayments)/borrowings under floor plan	-	(12,272)	11,657
Repayments under long term debt with Bank of America	(8,820)	(310)	(464)
Borrowings under long term debt with M&T bank	20,000	-	-
Net proceeds from the issuance of Series A preferred stock and warrants	57,650	-	-
Net proceeds from the issuance of common stock and warrants	32,719	-	-
Repayments of financing liability	-	(144)	(113)
Repayments of notes payable to Andina related parties	(761)	-	-
Payment of contingent liability - RV America acquisition	-	(667)	-
Loan issuance costs	(615)	-	-

Net Cash Provided by (Used In) Financing Activities	104,263	(13,393)	11,080

Net Increase (Decrease) In Cash	22,392	(4,104)	29,280

Cash - Beginning	10,671	13,292	4,158

Cash - Ending	$33,063	$9,188	$33,438

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$372	$2,182	$1,971
Cash paid during the period for income taxes net of refunds received	$-	$3,587	$-

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$-	$89	$-
Rental vehicles purchased under the floor plan	$-	$2,911	$-
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$4,910	$-	$-
Beneficial conversion feature on Series A Convertible Preferred Stock	$3,392	$-	$-
Warrants issued to Series A Preferred stockholders and investment bank	$2,666	$-	$-
Net assets acquired in the acquisition of Lazydays R.V. Center, Inc. excluding cash (See Note 3)	$106,953	$-	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$29,400	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (“Holdings”), a Delaware corporation, which was formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017 , a merger agreement was entered into by and among Andina, Andina II Holdco Corp., a Delaware corporation and wholly-owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles from five locations, one in the state of Florida, one in the state of Arizona and three in the state of Colorado. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays R.V, Center Inc.’s consolidated financial statements and notes as of December 31, 2017 and 2016 and for the years then ended, included in the Report on Form 8-K filed with the SEC on March 21, 2018. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to March 31, 2018 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The condensed consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 and January 1, 2017 through March 31, 2017 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazydays R.V. Center, Inc. is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 15, 2018 (the “Acquisition Date”) (“Predecessor Periods”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting as of the effective time of the Transaction Merger, the accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not directly comparable.

The historical financial information of Andina, (which was a special purpose acquisition company) prior to the business combination has not been reflected in the Predecessor financial statements as these historical amounts have been considered de minimis. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, the allowance for doubtful accounts and stock-based compensation.

Revenue Recognition

The Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) fees are fixed or determinable, and (4) the collection of related accounts receivable is probable.

Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts sales and service is recognized on delivery of the service or product.

Revenue from rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in parts, service, and other revenue on the accompanying statements of income.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The Company recognized finance and insurance revenues, net of chargebacks, as follows (unaudited):

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017

Gross finance and insurance revenues	$2,517	$7,483	$8,951
Chargebacks	(80)	(622)	(427)
Net finance revenue	$2,437	$6,861	$8,524

The Company has an accrual for charge-backs which totaled $2,582 and $2,373 at March 31, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses, and other current liabilities on the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the condensed consolidated statements of income.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $0 and $11,930 as of March 31, 2018 and December 31, 2017, respectively. The amount by which current replacement costs of LIFO inventories exceeded their recorded values as of March 31, 2018 was considered to be immaterial.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense in the period incurred. Betterments and additions are capitalized. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or the term of the lease.

Successor

Useful lives range from 2 to 26 years for buildings and improvements and from 2 to 12 years for vehicles and equipment.

Predecessor

Useful lives range from 15 to 20 years for buildings and improvements and from 2 to 7 years for vehicles and equipment.

Goodwill and Intangible Assets

The Company’s goodwill, trade names and trademarks are deemed to have indefinite lives, and accordingly are not amortized, but are evaluated at least annually for impairment and more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Company’s manufacturer and customer relationships are amortized over their estimated useful lives on a straight-line basis.

Successor

The estimated useful lives are 12 years for both the manufacturer and customer relationships.

Predecessor

The estimated useful lives were 13 to 18 years for the manufacturer relationships. The customer relationships were fully amortized and had a net carrying value of $0 at December 31, 2017.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 13 - Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of income.

Earnings Per Share

The Company computes basic and diluted earnings/(loss) per share (“EPS”) by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period. During the Successor Period from March 15, 2018 to March 31, 2018, basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of the Company’s Series A Convertible Preferred Stock (utilizing the if converted method), plus unit purchase options, stock options and warrants on the calculation of diluted net loss per common share would have been anti-dilutive.

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

Net income	$691
Dividends on Series A Convertible Preferred Stock	(210)
Deemed dividend on Series A Convertible Preferred Stock	(3,392)
Net loss attributable to common stockholders	$(2,911)

During the Successor Period from March 15, 2018 to March 31, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

Basic Earnings/(Loss) per Share
Weighted average outstanding common shares	8,471,608
Weighted average shares held in escrow	(142,857)
Weighted average prefunded warrants	1,339,499
Weighted shares outstanding - basic	9,668,250

For the Successor period, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

Shares underlying Series A Convertible Preferred Stock	5,962,733
Shares underlying warrants	4,677,458
Stock options	3,673,544
Shares underlying unit purchase options	657,142
Share equivalents excluded from EPS	14,970,877

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred and totaled approximately $357 for the period from March 15, 2018 to March 31, 2018 (Successor Period). Advertising and promotion charges were $2,624 and $3,255 for the Predecessor periods from January 1, 2018 to March 14, 2018 and January 1, 2017 to March 31, 2017, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods.

Seasonality

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first quarter of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our largest location (Tampa).

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the Successor period from March 15, 2018 to March 31, 2018, four major manufacturers accounted for 40.1%, 27.7%, 11.5% and 11.3% of purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of total purchases. During the Predecessor period from January 1, 2017 to March 31, 2017, four major manufacturers accounted for 32.6%, 22.7%, 21.6%, and 17.0% of total purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida location and the Colorado location were as follows (unaudited):

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017

Florida	77%	81%	81%
Colorado	16%	11%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to March 31, 2018 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. Except as disclosed in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

Recently Issued Accounting Standards

The Company qualifies as an emerging growth company pursuant to the provision of the Jumpstart Our Business Startups (“JOBS”) Act. Section 107 of the JOBS Act provides that an emerging growth company can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period provided by the JOBS Act for complying with new or revised accounting standards.

NOTE 3 – BUSINESS COMBINATION

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina right entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”).

The Company accounted for the Mergers as a business combination using the purchase method of accounting. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed of the Predecessor as follows:

Cash	$9,188
Receivables	14,768
Inventories	124,354
Prepaid expenses and other	4,055
Property and equipment	73,642
Intangible assets	68,200
Other assets	200
Total assets acquired	294,407

Accounts payable, accrued expenses and other current liabilities	26,527
Floor plan notes payable	95,663
Financing liability	56,000
Deferred tax liability	20,370
Long-term debt	8,781
Total liabilities assumed	207,341

Net assets acquired	$87,066

The fair value of the consideration paid was as follows:

Cash consideration paid	$86,741
Common stock issued to former stockholders, option holders, and bonus receipients of Lazydays RV	29,400
Total consideration	$116,141

The common stock was valued at $10.29 per share, the closing price of Andina’s common stock on the date of the Mergers.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill associated with the Mergers is detailed below:

Total consideration	$116,141
Less net assets acquired	87,066
Goodwill	$29,075

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing of the Mergers.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Trade names and trademarks	$30,100	N/A
Customer relationships	9,100	12 years
Manufacturer relationships	29,000	12 Years
Total intangible assets	$68,200

Trade names and trademarks are indefinite-lived assets and are not subject to amortization. The value of trade names, trademarks, and customer relationships was determined utilizing the relief from royalty method. The Company determined the fair value of the manufacturer relationships utilizing a discounted cash flow model.

Direct transaction related costs consist of costs incurred in connection with the Merger Agreement. These costs totaled $2,730 for the period from March 15, 2018 to March 31, 2018 which primarily consisted of the business combination expenses of Andina that were contingent upon the completion of the Mergers. These costs total $381 for the period from January 1, 2018 to March 14, 2018.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers had been consummated on January 1, 2017.

	Pro Forma Combined Statements of Income
	For the Three Months Ended March 31,
	2018	2017
Revenue	$177,844	$169,965
Income before income tax expense	$6,111	$5,411
Net income	$4,196	$3,349

The Company adjusted the combined income of Lazydays RV with Andina and adjusted net income to add back business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

Goodwill that is deductible for tax purposes was determined to be $6,089.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
New recreational vehicles	$80,890	$89,668
Pre-owned recreational vehicles	34,676	31,378
Parts, accessories and other	4,643	5,054
	120,209	126,100
Less: excess of current cost over LIFO	-	(11,930)
	$120,209	$114,170

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Land	$13,775	$10,366
Building and improvments including leasehold improvements	50,907	41,890
Furniture and equipment	3,491	14,753
Company vehicles and rental units	4,847	3,612
Construction in progress	693	396
	73,713	71,017
Less: Accumulated depreciation and amortization	(269)	(25,348)
	$73,444	$45,669

Depreciation and amortization expense amounted to the amounts set forth in the table below (unaudited):

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017

Depreciation and amortization	$269	$1,058	$1,347

NOTE 6 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	Successor			Predecessor
	As of March 31, 2018 (Unaudited)			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$29,000	$100	$28,900	$11,100	$3,238	$7,862
Customer relationships	9,100	32	9,068	1,300	1,300	-
	38,100	132	37,968	12,400	4,538	7,862
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	18,000	-	18,000
	$68,200	$132	$68,068	$30,400	$4,538	$25,862

Amortization expense amounted to the amounts set forth in the table below (unaudited):

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017
Amortization	$132	$154	$187

Estimated future amortization expense is as follows:

Years ending
2018 (9 months)	$2,381
2019	3,175
2020	3,175
2021	3,175
2022	3,175
Thereafter	22,887
$37,968

As of March 31, 2018, the weighted average remaining amortization period was 11.9 years.

NOTE 7 – FINANCING LIABILITY

On December 23, 2015, the Predecessor sold certain land, building and improvements for $56,000 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting.

The financing liability, net of debt discount, is summarized as follows:

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Financing liability	$56,000	$55,158
Interest added to principal amount	171	-
Debt discount	-	(883)
Financing liability, net of debt discount	56,171	54,275
Less: current portion	597	595
Financing liability, non-current portion	$55,574	$53,680

The future minimum payments required by the arrangement are as follows:

Years ending December 31,	Principal	Interest	Total Payment
2018 (9 months)	$426	$3,070	$3,496
2019	702	4,052	4,754
2020	853	3,995	4,848
2021	1,018	3,927	4,945
2022	1,198	3,847	5,045
Thereafter	40,974	34,574	75,548
	$45,171	$53,465	$98,636

The financing liability has an implied interest rate of 7.3%. At the conclusion of the 20-year lease period, the financing liability residual will be $11,000, which will correspond to the carrying value of the land.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Accounts payable	$9,741	$12,394
Other accrued expenses	2,315	2,893
Customer deposits	5,127	3,999
Accrued compensation	4,538	3,211
Accrued charge-backs	2,582	2,373
Accrued interest	258	311
Total	$24,561	$25,181

NOTE 9 – DEBT

M&T Financing Agreement

On March 15, 2018, the Company terminated and replaced the Bank of America (“BOA”) credit facility with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility includes a Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a Term Loan (the “M&T Term Loan”), and a Revolving Credit Facility (the “M&T Revolver”). The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the M&T Facility were recorded as a debt discount.

On March 15, 2018, the Company repaid $96.7 million outstanding under the BOA floor plan notes payable and $8.8 million outstanding under the BOA term loan.

As of March 31, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2018, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $12,600 pursuant to a calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Floor Plan Line of Credit consists of the following as of March 31, 2018:

Successor
As of March 31, 2018
(Unaudited)
Floor plan notes payable, gross	$99,926
Debt discount	(558)
Floor plan notes payable, net of debt discount	$99,368

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25%-2.00% based on the total leverage ratio (as defined in the M&T Facility).

Long-term debt consists of the following as of March 31, 2018:

	Successor
	As of March 31, 2018
	(Unaudited)
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

M&T Term Loan	$20,000	$(56)	$19,944
Capital lease obligation-equipment	9	-	9
Total long-term debt	20,009	(56)	19,953
Less: current portion	2,909	-	2,909
Long term debt, non-current	$17,100	$(56)	$17,044

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25%-2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended March 31, 2018, there were no outstanding borrowings under the M&T Revolver.

NOTE 10 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $449 for the Successor Period from March 15, 2018, $718 for the Predecessor periods from January 1, 2018 to March 14, 2018 and $2,445 for the three months ended March 31, 2017, respectively, which represent effective tax rates of approximately 39.4%, 23.9%, and 38.1%, respectively. The Company’s 2018 effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of certain transaction costs and stock based compensation expenses. The Company’s 2017 effective tax rates differ from the federal statutory rate of 35% primarily due to local and state income tax rates, net of the federal tax effect. Due to the Tax Cuts and Jobs Act, the Company’s federal income tax rate decreased from 35% in 2017 to 21% in 2018.

Deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	As of	As of
	March 31, 2018	December 31, 2017
	(Unaudited)
Deferred tax assets:
Accounts receivable	$253	$253
Accrued charge-backs	634	594
Other accrued liabilities	527	424
Goodwill	-	274
Financing liability	14,005	13,574
Transaction costs	-	579
Stock based compensation	-	165
Other, net	(65)	215
	15,354	16,078

Deferred tax liabilities:
Prepaid expenses	(118)	(202)
Inventories	(4,605)	(1,531)
Property and equipment	(15,349)	(9,178)
Intangible assets	(15,652)	(5,023)
	(35,724)	(15,934)

Net deferred tax assets/ (liabilities)	$(20,370)	$144

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 15, 2018, the non-executive Chairman of the Board of Andina was repaid aggregate outstanding notes payable totaling $662. In addition, $100 was repaid to other employees of Andina.

On March 15, 2018, in connection with the Mergers, the Company paid Hydra Management, LLC, an affiliate of A. Lorne Weil, an initial shareholder of Andina and the father of B. Luke Weil, a member of the Company’s Board of Directors, $500 as compensation for advisory services in connection with the Mergers.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the CEO and the CFO provide for initial base salaries of $540 and $325, respectively, subject to annual discretionary increases. In addition, each executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary and the CFO’s target bonus is 75% of her base salary. The employment agreements also provide that each executive is to be granted an option to purchase shares of common stock of the Company (See Note 14 – Stockholders’ Equity).

The employment agreements provide that if the executive is terminated for any reason, he or she is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to (i) two times base salary and average bonus for the CEO and (ii) one times base salary and average bonus for the CFO. See Note 15 – Subsequent Events.

Director Compensation

The Company’s non-employee members of the board of directors will receive annual cash compensation of $50 for serving on the board of directors, $5 for serving on a committee of the board of directors (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the board of directors.

Legal Proceedings

The Company is a party to numerous legal proceedings that arise in the ordinary course of business. The Company has certain insurance coverage and rights of indemnification. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows.

Operating Leases

The Company leases various land, office and dealership equipment under non-cancellable operating leases. These leases have terms ranging from 36 months to 4 years and expire through 2022.

Rent expense associated with operating leases was as follows (unaudited):

	Successor	Predecessor
	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to March 31, 2017
Rent expense	$79	$394	$454

Transaction Incentive Plan

On January 30, 2017, the Company’s Board of Directors approved the Company’s Transaction Incentive Plan, which provides incentives to eight directors and employees of the Company upon the consummation of a qualifying sale transaction. The Transaction Incentive Plan expires on October 31, 2020. To the extent the proceeds received in a qualifying sale transaction exceed certain specified thresholds (the “Excess Amount”), participants in the Transaction Incentive Plan who meet the specified service requirements are entitled to a cash and stock award on the closing date of the qualifying sale transaction equal to their awarded percentage of the Excess Amount. The cash and stock awards will be paid from the consideration of the qualifying sale transaction. The Mergers (see Note 3 – Business Combination) represented a qualifying sale transaction that resulted in the payment to plan participants of an aggregate of $1,510 of cash (including amounts held in escrow) and 51,896 shares of Holdings’ common stock with a value of $534 based on the March 15, 2018 closing price of $10.29 per Andina share. An additional $250 will be paid in cash and stock upon the release of amounts held in escrow under the Merger Agreement.

NOTE 13 – PREFERRED STOCK

Simultaneous with the closing of the Mergers, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock (with a stated value of $60,000), The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements.

The Series A Preferred Stock ranks senior to all outstanding stock of the Company. Holders of the Series A Preferred Stock are entitled to vote on an as-converted basis together with the holders of the Common Stock, and not as a separate class, at any annual or special meeting of stockholders. Each share of Series A Preferred Stock is convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment (as applicable, the “Conversion Price”). Upon any conversion of the Series A Preferred Stock, the Company will be required to pay each holder converting shares of Series A Preferred Stock all accrued and unpaid dividends, in either cash or shares of common stock, at the Company’s option. The Conversion Price will be subject to adjustment for stock dividends, forward and reverse splits, combinations and similar events, as well as for certain dilutive issuances.

Dividends on the Series A Preferred Stock accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A Preferred Stock (the “Issue Price”) and are payable quarterly in arrears. Accrued and unpaid dividends, until paid in full in cash, will accrue at the then applicable Dividend Rate plus 2%. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event that the Company’s senior indebtedness less unrestricted cash during any trailing twelve-month period ending at the end of any fiscal quarter is greater than 2.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Dividend Rate will be reset to 8% at the end of the first fiscal quarter when the Company’s senior indebtedness less unrestricted cash during the trailing twelve-month period ending at the end of such quarter is less than 2.25 times EBITDA.

If, at any time following the second anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of the Company’s common stock equals or exceeds $25.00 per share (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, the Company may elect to force the conversion of any or all of the outstanding Series A Preferred Stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, the Company may elect to redeem all, but not less than all, of the outstanding Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock has the right to require the Company to redeem all of the holder’s outstanding shares of Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends.

In the event of any liquidation, merger, sale, dissolution or winding up of the Company, holders of the Series A Preferred Stock will have the right to (i) payment in cash of the Issue Price plus all accrued and unpaid dividends, or (ii) convert the shares of Series A Preferred Stock into common stock and participate on an as-converted basis with the holders of common stock.

So long as the Series A Preferred Stock is outstanding, the holders thereof, by the vote or written consent of the holders of a majority in voting power of the outstanding Series A Preferred Stock, shall have the right to designate two members to the board of directors.

In addition, five-year warrants to purchase 596,273 shares of common stock at an exercise price of $11.50 per were issued in conjunction with the issuance of the Series A Preferred Stock. The warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per share of common stock, if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants.

The Series A Preferred Stock, while convertible into common stock, is also redeemable at the holder’s option and, as a result, is classified as temporary equity in the condensed consolidated balance sheets. An analysis of its features determined that the Series A Preferred Stock was more akin to equity. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and it was not accounted for as a derivative liability under ASC 815.

After factoring in the relative fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3,392 beneficial conversion feature was recorded as a deemed dividend in the condensed consolidated statement of income because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $2,035 was recorded as a reduction to the carrying amount of the preferred stock in the condensed consolidated balance sheet. In addition, aggregate offering costs of $2,981 consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61%, and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock wasn’t accreted during the Successor period because redemption was not currently deemed to be probable.

NOTE 14 – STOCKHOLDERS’ EQUITY

Successor

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the Board. See Note 13 – Preferred Stock for additional information associated with the Series A Preferred Stock.

2018 Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares then outstanding on a fully diluted basis.

Common Stock

On March 15, 2018, the Company had 1,872,428 shares of common stock outstanding prior to the consummation of the Mergers.

On March 15, 2018, Andina rights holders converted their existing rights at a ratio of one share of common stock for seven Andina rights. As a result, 615,436 shares of common stock of the Company were issued to former Andina rights holders.

On March 15, 2018, holders of 472,571 shares of Andina common stock, which had been subject to redemption prior to the Mergers, were reclassified from temporary equity to stockholders’ equity at their carrying value of $4,910.

On March 15, 2018, 2,857,189 shares of common stock at a price per share of $10.29 were issued to the former stockholders of Lazydays RV in conjunction with the Mergers for a total value of $29,400.

Simultaneous with the Mergers, in addition to the Series A Preferred Stock and warrants issued in the PIPE investment, the Company sold 2,653,984 shares of common stock, perpetual non-redeemable pre-funded warrants to purchase 1,339,499 shares of common stock at an exercise price of $0.01 per share, and five-year warrants to purchase 1,630,927 shares of common stock at an exercise price of $11.50 per share for gross proceeds of $34,783. The Company incurred offering costs of $2,065 which was recorded as a reduction to additional paid-in capital in the condensed consolidated balance sheet.

The five-year warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act by surrendering the warrants for that number of shares of common stock as determined under the warrants. These warrants may be called for redemption in whole and not in part, at a price of $0.01 per share if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the common stock underlying the warrants. In addition, five-year warrants to purchase 116,376 shares of common stock at an exercise price of $11.50 per share were issued to the placement agent.

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options are exercisable at $10.00 per unit, as a result of the Merger described in Note 3 – Business Combination and they expire on November 24, 2020. The Unit Purchase Options represent the right to purchase an aggregate of 457,142 shares of common stock (which includes 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options grant to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants.

Warrants

As of March 15, 2018, holders of Andina warrants exchanged their existing warrants to purchase 2,155,000 shares of common stock for warrants to purchase 2,155,000 shares of Company common stock at an exercise price of $11.50 per share and a contractual life of five years from the date of the Mergers. If a registration statement covering the 2,000,000 of the shares issuable upon exercise of the public warrants is not effective, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per warrant, if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants. Of the warrants to purchase 2,155,000 shares of common stock originally issued by Andina, 155,000 are not redeemable and are exercisable on a cashless basis at the holder’s option.

Additionally, warrants to purchase 2,522,458 shares of common stock were issued with the PIPE Investment, including warrants issued to the investment bank but excluding prefunded warrants.

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price

Warrants outstanding March 15, 2018	-	$-
Granted	4,677,458	11.50
Cancelled or Expired	-	-
Exercised	-	-
Warrants outstanding March 31, 2018	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share. The table also excludes warrants to purchase 200,000 shares of common stock which are issuable upon exercise of the Unit Purchase Options.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 15, 2018	-	$-
Granted	3,687,762	11.10
Cancelled or terminated	(14,218)	11.10
Exercised	-	-
Options outstanding at March 31, 2018	3,673,544	$11.10	4.96	$-

Options exercisable at March 31, 2018	-	$-	-	$-

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares underlying the CEO’s stock options and 583,366 shares underlying the CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon exceeding $13.125 per share; an additional 30% of the options shall vest upon exceeding $17.50 per share; an additional 30% of the options shall vest upon exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting.

The fair value of the awards of $15,004 was determined using a Monte Carlo simulation based on a 5-year term, a risk-free rate of 2.62%, an annual dividend yield of 0%, and an annual volatility of 42.8%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.74 years, 1.64 years, 2.24 years, and 3.13 years. The expense recorded for these awards was $485 during the Successor period from March 15, 2018 to March 31, 2018, which is included in operating expenses in the condensed consolidated statements of income.

Awards with Service Conditions

On March 16, 2018, the Company granted five-year stock options to purchase an aggregate of 99,526 shares at an exercise price of $11.10 per share to the non-employee directors of the Company, pursuant to the 2018 Plan. These options vest over three years with one-third vesting on each of the respective anniversary dates.

On March 23, 2018, stock options to purchase 14,218 shares of common stock that had been issued to one non-employee director were canceled, while new five-year options to purchase 15,123 shares of common stock at an exercise price of $10.40 per share were issued to certain investment funds pursuant to an arrangement between the same non-employee director and the investment adviser to the funds. The new options vest over three years with one-third vesting on each of the respective anniversary dates.

The $350 fair value of these awards was determined using the Black-Scholes option pricing model based on a 3.5 year expected life, a risk-free rate of 2.42%, an annual dividend yield of 0%, and an annual volatility of 39%. The expense is being recognized over the three-year vesting period. The expense recorded for these awards was $4 during the Successor period from March 15, 2018 to March 31, 2018, which is included in operating expenses in the condensed consolidated statements of income. The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

As of March 31, 2018, total unrecorded compensation cost related to non-vested awards was $14,867 which is expected to be amortized over a weighted average service period of approximately 1.62 years. The weighted average grant date fair value of awards issued during the Successor period was $4.18 per share.

Predecessor

Stock Options

The Company recognized stock-based compensation expense of $140 and $119 related to the 2017 Stock Option Plan for the period from January 1, 2018 to March 14, 2018 and the period from January 1, 2017 to March 31, 2017, respectively, which is included within operating expenses on the condensed consolidated statements of income.

On March 15, 2018, as a result of the consummation of the Mergers (see Note 3 – Business Combination), the vesting of the existing options accelerated and the option holders of the Predecessor became entitled to receive an aggregate of $2,636, of which $1,500 was distributable in cash and $530 was distributable in the form of 51,529 shares of common stock. An additional amount will be paid to the option holders in cash and stock upon the release of the amounts held in escrow under the Merger Agreement. These payments were allocated from the purchase consideration due to the sellers associated with the Business Combination.

NOTE 15 – SUBSEQUENT EVENTS

On April 30, 2018, the current CFO announced her voluntary resignation from the Company, effective May 11, 2018 immediately following the filing of the Form 10-Q for the quarter ended March 31, 2018. The current CFO will continue to be employed by the Company through June 15, 2018. The current CFO will be entitled to her accrued and unpaid salary upon her departure and her unvested options will be forfeited.

Subsequent to March 31, 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “new CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The new CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). The offer letter also provides that the executive is to be granted an option to purchase shares of common stock of the Company. He is also being provided with a relocation allowance of $100 which the new CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materally from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under the M&T Credit Facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s M&T Facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot assure you that third party lending institutions will continue to provide financing for RV purchases.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s ability to request indemnification from the stockholders for damages arising out of the business combination are limited in certain instances to those claims where damages exceed $1.0 million and is limited to the cash and shares placed in escrow.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of our common stock.

●	We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Form 10 Information filed with the Securities and Exchange Commission on March 21, 2018 on Form 8-K.

Business Overview

Overview

Andina Acquisition Corp. II (“Andina”) was originally formed for the purpose of effecting a business combination with one or more businesses or entities. On March 15, 2018, the initial business combination was consummated. As a result, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the Company’s business. Accordingly, Lazydays Holdings, Inc. is now a holding company operating through its direct and indirect subsidiaries.

Company History

Andina Acquisition Corp. II was formed as an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

From the consummation of the initial public offering of Andina until October 27, 2017, Andina was searching for a suitable target business to acquire. On October 27, 2017, a Merger Agreement was entered into by and among Andina Acquisition Corp. II, Andina II Holdco Corp. a Delaware corporation and wholly owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. and solely for certain purposes set forth in the Merger Agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazy Days’ R.V. Center, Inc. with and into Merger Sub with Lazy Days’ R.V. Center, Inc. surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, Holdco held an extraordinary general meeting of the shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, the Mergers were closed. In connection with the Mergers, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the business of Holdco. As a result of the Mergers, the Company’s stockholders and the shareholders of Andina became stockholders of Holdco and the name of Holdco was changed to “Lazydays Holdings, Inc.”

For the purposes of this Management Discussion and Analysis of Financial Condition and Results of Operations, we combined the results of Lazy Days’ R.V. Center, Inc. (the “Predecessor”) for the period from January 1, 2018 to March 14, 2018 with the results of Lazydays Holdings, Inc. (the “Successor”) for the period from March 15, 2018 to March 31, 2018.

Our Business

The Company operates Recreation Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV-repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV AuthorityTM , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, we refer to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, FL. The Company also operates RV dealerships in Tucson, AZ and three cities in Colorado, Loveland, Denver and Longmont. Lazydays offers the largest selection of RV brands in the nation featuring more than 2,500 new and pre-owned RVs. The Company has over 300 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in all three markets and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 700 people at the five facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado and Arizona) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers through a transaction, those customers become part of the Company’s customer database where the Company leverages customized customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Recent Developments

PIPE Investment

Simultaneously with the closing of the Mergers, we consummated a series of securities purchase agreements with institutional investors for the sale of convertible preferred stock, common stock, and warrants of Holdco for an aggregate purchase price of $94.8 million (the “PIPE Investment”) in a private placement. At the closing, Holdco issued an aggregate of 600,000 shares of Series A Preferred Stock of Holdco (with a stated value of $60.0 million), 2,653,984 shares of common stock, 1,339,499 prefunded warrants, and warrants to purchase 2,522,458 Holdco shares exercisable at $11.50 per share. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements.

The Series A Preferred Stock ranks senior to all outstanding common stock of the Company. Holders of the Series A Preferred Stock are entitled to vote on an as-converted basis together with the holders of the Common Stock, and not as a separate class, at any annual or special meeting of stockholders. However, the Certificate of Designation related to the Series A Convertible Preferred Stock provides the holders of the Series A Convertible Preferred Stock with a separate vote relating to certain actions. Each share of Series A Preferred Stock is convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment (as applicable, the “Conversion Price”). Upon any conversion of the Series A Preferred Stock, the Company will be required to pay each holder converting shares of Series A Preferred Stock all accrued and unpaid dividends, in either cash or shares of Common Stock, at the Company’s option. The Conversion Price will be subject to adjustment for stock dividends, forward and reverse splits, combinations and similar events, as well as for certain dilutive issuances.

Dividends on the Series A Preferred Stock will accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A Preferred Stock (the “Issue Price”) and be payable quarterly in arrears. Accrued and unpaid dividends, until paid in full in cash, will accrue at the then applicable Dividend Rate plus 2%. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event Holdco’s senior indebtedness less unrestricted cash during any trailing twelve month period ending at the end of any fiscal quarter is greater than 2.25 times EBITDA. The Dividend Rate will be reset to 8% at the end of the first fiscal quarter when Holdco’s senior indebtedness less unrestricted cash during the trailing twelve month period ending at the end of such quarter is less than 2.25 times EBITDA.

If, at any time following the second anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of the Company’s Common Stock equals or exceeds $25.00 (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, the Company may elect to force the conversion of any or all of the outstanding Series A Preferred Stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, the Company may elect to redeem all, but not less than all, of the outstanding Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock has the right to require the Company to redeem all of the holder’s outstanding shares of Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends.

In the event of any liquidation, merger, sale, dissolution or winding up of the Company, holders of the Series A Preferred Stock will have the right to (i) payment in cash of the Issue Price plus all accrued and unpaid dividends, or (ii) convert the shares of Series A Preferred Stock into Common Stock and participate on an as-converted basis with the holders of Common Stock.

So long as the Series A Preferred Stock is outstanding, the holders thereof, by the vote or written consent of the holders of a majority in voting power of the outstanding Series A Preferred Stock, shall have the right to designate two members to the board of directors.

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility includes a $175,000 Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a $20,000 Term Loan (the “M&T Term Loan”), and a $5,000 Revolving Credit Facility (the “M&T Revolver”). The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all assets of the Company.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and only $4,500 may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal instalments of $242 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.0% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25%-2.00% based on the total leverage ratio (as defined in the M&T Facility).

The M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.0% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25%-2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility).

As of March 31, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, we adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the Holdco shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. If the fair market value per share of common stock immediately following the closing of the Mergers is greater than $8.75 per Holdco Share, the number of Holdco shares authorized for awards under the 2018 Plan shall be increased by a formula (as defined in the 2018 Plan) not to exceed 18% of Holdco shares then outstanding on a fully diluted basis.

On March 16, 2018, we granted 3,573,113 stock options to employees under the 2018 Plan, including 1,458,414 to the CEO and 583,366 to the CFO. The options have an exercise price of $11.10 and a contractual life of five years. The options shall vest as follows and shall be exercisable only to the extent that it has vested: 30% of the option shall vest once the volume weighted average price (“VWAP”), as defined in the options agreement, is equal to or greater than $13.125 per Holdco share for at least thirty (30) out of thirty-five (35) consecutive trading days; an additional 30% of the options shall vest once the VWAP is equal to or greater than $17.50 per Holdco share for at least thirty (30) out of thirty-five (35) consecutive trading days; an additional 30% of the option shall vest once the VWAP is equal to or greater than $21.875 per share for at least thirty (30) out of thirty-five (35) consecutive trading days; and an additional 10% of the option shall vest once the VWAP is equal to or greater than $35 per share for at least thirty (30) out of thirty-five (35) consecutive trading days; provided that the option-holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting.

How We Generate Revenue

We derive our revenues from sales of new units, sales of pre-owned units, and sales of parts, service, and other. Parts, service and other consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at our Tampa campground and food facilities, and other revenues. During the three months ended March 31, 2018 and 2017, we derived our revenues from these categories in the following percentages:

	Percentages of Revenues
	Combined Successor and
	Predecessor	Predecessor
	For the Three Months Ended March 31,
	2018	2017
New vehicles	55.7%	50.8%
Pre-owned vehicles	33.3%	37.9%
Parts, service, and other	11.0%	11.3%
	100.0%	100.0%

We believe that we are the nation’s largest single point of distribution for RVs and a primary retail outlet for most of the leading manufacturers in the industry. New and pre-owned RV sales accounted for approximately 89% of total revenues in each of the three months ended March 31, 2018 and 2017. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins. Gross profit is our total revenue less our total costs applicable to revenue. The vast majority of our cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three months ended March 31, 2018 and 2017. Gross margin is gross profit as a percentage of revenue.

Our gross profit is variable in nature and generally follows changes in our revenue. For the three months ended March 31, 2018 and 2017, gross profit was $38,940 and $35,661, respectively, and gross margin was 21.9% and 21.0% in each of the three month periods. Our vehicle gross margins are expected to be negatively impacted over the next two quarters following the Mergers as a result of our LIFO-based inventory being written up to fair market value pursuant to the requirements of purchase accounting.

Our gross margins on pre-owned vehicles are typically higher than gross margins on new vehicles, on a percentage basis. During the three months ended March 31, 2018 and 2017, the gross margins were also favorably impacted by parts, service, and other revenue whose combined revenues were 11.0% and 11.3%, respectively, of total revenues. Our margins on these lines of business typically carry higher gross margin percentages than our new and pre-owned vehicle sales.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows us to monitor our expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Salaries, commissions and benefits represent the largest component of our total selling, general and administrative expense and averages approximately 53% of total selling, general and administrative expense.

We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2018 and 2017, SG&A, excluding transaction costs, as a percentage of gross profit was 74.0% and 75.9%, respectively. We expect that our SG&A expenses will increase marginally in future periods in part due to additional legal, accounting, insurance and other expenses that we expect to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations.

Adjusted EBITDA. Adjusted EBITDA is not a U.S. Generally Accepted Accounting Principle (“GAAP”) financial measure, but it is one of the primary non-GAAP measure management uses to evaluate the financial performance of our business. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in our industry. We use Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

●	as a measurement of operating performance to assist us in comparing the operating performance of our business on a consistent basis, and remove the impact of items not directly resulting from our core operations;

●	for planning purposes, including the preparation of our internal annual operating budget and financial projections;

●	to evaluate the performance and effectiveness of our operational strategies; and

●	to evaluate our capacity to fund capital expenditures and expand our business.

We define Adjusted EBITDA as net income excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, and gain or loss on sale of property and equipment. We believe Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. We believe Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of our financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

Our use of Adjusted EBITDA may not be comparable to other companies within the industry. We compensate for these limitations by using Adjusted EBITDA as only one of several measures for evaluating our business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. Our measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how we utilize this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

The following table sets forth information comparing the components of net income for the three months ended March 31, 2018 and 2017.

Summary Financial Data

(in thousands)

	Combined Successor
	and Predecessor	Predecessor
	Three Months ended March 31, 2018 (Unaudited)	Three Months ended March 31, 2017 (Unaudited)

Revenues
New and pre-owned vehicles	$158,278	$150,831
Parts, service and other	19,566	19,134
Total revenue	177,844	169,965

Cost of revenues
New and pre-owned vehicles	135,319	130,845
Parts, service and other	3,585	3,459
Total cost of revenues	138,904	134,304

Gross profit	38,940	35,661

Transaction costs	3,244	46
Selling, general, and administrative expenses	28,799	27,033
Income from operations	6,897	8,582
Other income/expenses
Gain on sale of property and equipment	1	-
Interest expense	(2,704)	(2,162)
Income before income tax expense	4,194	6,420
Income tax expense	(1,167)	(2,445)
Net income	$3,027	$3,975

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

Revenue increased by approximately $7.8 million, or 4.6%, to $177.8 million from $170.0 million for the three months ended March 31, 2018 and 2017, respectively. This growth primarily resulted from a 5.1% increase in the average selling price per unit on new and pre-owned vehicles.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from our new and pre-owned vehicles sales increased by approximately $7.5 million, or 4.9%, to $158.3 million from $150.8 for the three months ended March 31, 2018 and 2017, respectively.

Revenue from new vehicle sales increased by approximately $12.7 million, or 14.7%, to $99.1 million from $86.4 million for the three months ended March 31, 2018 and 2017, respectively. This was primarily attributable to an increase in the number of new vehicles sold from 1,077 to 1,205 due to strong customer demand. The average revenue per unit sold was approximately $82,300 per unit and increased by 2.5% for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017.

Revenue from pre-owned vehicle sales decreased by approximately $5.2 million, or 8.2%, to $59.2 million from $64.4 million for the three months ended March 31, 2018 and 2017, respectively. For the three months ended March 31, 2018 compared to the three months ended March 31, 2017, there was a decrease in the number of retail pre-owned vehicles sold from 980 to 849 and a decrease in the number of wholesale pre-owned vehicles sold from 307 to 185. The decline in retail pre-owned units sold was substantially offset by a 14.7% increase in the average selling price per unit. However, the decline in wholesale units resulted in a $4.9 million decrease in wholesale sales.

Parts, Service and Other Revenue

Parts, service, and other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and other revenues. Parts, service and other revenue increased by approximately $0.5 million quarter over quarter, or 2.3%, to $19.6 million from $19.1 million for the three months ended March 31, 2018 and 2017, respectively.

As a component of parts, service and other revenue, sales of parts, accessories and related services decreased by approximately $0.3 million, or 4.4%, to $8.0 million from $8.3 million. The primary reason for the decrease is that the Company no longer operated its e-commerce store effective September 2017. This decrease in revenue is the result of the loss of $0.5 million in e-commerce revenue generated during the three months ended March 31, 2017 partially offset by increases in parts and services revenue of $0.2 million due to increased volume.

Finance and insurance revenue increased by approximately $0.8 million, or 9.1%, to $9.3 million from $8.5 million for the three months ended March 31, 2018 as compared to March 31, 2017, respectively, primarily due to higher sales volume in new vehicles, partially offset by an increase in chargebacks due to cancellations and early payoffs for the three months ended March 31, 2018.

Campground and other revenue, which includes RV rental revenue, remained flat at approximately $2.3 million for each three month period presented.

Gross Profit

Gross profit consists of gross revenues less our cost of sales and services. Gross profit increased by approximately $3.2 million, or 9.2%, to $38.9 million from $35.7 million for the three months ended March 31, 2018 and 2017, respectively. This increase was primarily attributable to the increase in revenue discussed above.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased 14.9% to $23.0 million from $20.0 million for the three months ended March 31, 2018 and 2017, respectively. The increase in new and pre-owned vehicle gross profit is attributable to a combined 8.8% increase in the average retail revenue per unit sold due to a favorable shift in sales mix in our new product lines.

Parts, Service and Other Gross Profit

Parts, services and other gross profit increased 2.0% to $16.0 million from $15.7 million for the three months ended March 31, 2018 and 2017, respectively. This was due to an increase in finance and insurance revenues for the reasons described above. Finance and insurance revenues typically carry higher margins than sales of parts, accessories, and related services.

Transaction Costs

During the three months ended March 31, 2018, we incurred one-time transaction costs of approximately $3.2 million related to the Mergers, including $2.7 million incurred on the date of the Mergers.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, including depreciation and amortization, increased 6.5% to $28.8 million during the three months ended March 31, 2018, from $27.0 million during the three months ended March 31, 2017. The increase resulted primarily from increases in salary, commissions and benefits expenses, as a result of increases in revenue during the period which drive commissions and bonuses. Salary, commissions, payroll taxes and benefits have comprised the majority of our total SG&A expenses and were equal to 53.1% of SG&A expenses during the three months ended March 31, 2018 as compared to 51.3% during the three months ended March 31, 2017.

Interest Expense

Interest expense increased by approximately $0.5 million, or 25.1%, to $2.7 million from $2.2 million for the three months ended March 31, 2018 and 2017, respectively, primarily due to an increase in interest expense on our floor plan credit facility as well as additional interest incurred on our financing liability.

Income Taxes

Income tax expense decreased to $1.2 million during the three months ended March 31, 2018 from $2.4 million during the same period of 2017, due to the decrease in pre-tax income.

Non-Gaap Financial Measures

We use certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable us to analyze our performance and financial condition, as described in “Key Performance Indicators”, above. We utilize these financial measures to manage our business on a day-to-day basis and believe that they are the most relevant measures of performance. We believe that these measures are commonly used in the industry to measure performance. We believe these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures.

The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of the Company’s financial condition and results of operations together with the consolidated financial statements of the Company and the related notes thereto also included herein.

EBITDA is defined as net income excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net income excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, and gain or loss on sale of property and equipment.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to Adjusted EBITDA for the three months ended March 31, 2018 and 2017 are shown in the tables below.

	Combined Successor
	and Predecessor	Predecessor
($ in thousands)	Three Months ended March 31, 2018 (Unaudited)	Three Months ended March 31, 2017 (Unaudited)

Net income	$3,027	$3,975
Interest expense, net	2,704	2,162
Depreciation and amortization of property and equipment	1,327	1,347
Amortization of intangible assets	286	187
Income tax expense	1,167	2,445
Subtotal EBITDA	8,511	10,116
Floor plan interest expense	(1,031)	(892)
LIFO adjustment	148	576
Transaction costs	3,244	46
Gain on sale of property and equipment	(1)	-
Stock-based compensation	625	119
Adjusted EBITDA	$11,496	$9,965

	Combined Successor
	and Predecessor	Predecessor
(as percentage of total revenue)	Three Months ended March 31, 2018 (Unaudited)	Three Months ended March 31, 2017 (Unaudited)

Net income margin	1.7%	2.3%
Interest expense, net	1.5%	1.3%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.2%	0.1%
Income tax expense	0.7%	1.4%
Subtotal EBITDA margin	4.8%	6.0%
Floor plan interest expense	(0.6%)	(0.5%)
LIFO adjustment	0.1%	0.3%
Transaction costs	1.8%	0.0%
Gain on sale of property and equipment	(0.0%)	0.0%
Stock-based compensation	0.4%	0.1%
Adjusted EBITDA margin	6.5%	5.9%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

	Combined Successor
	and Predecessor	Predecessor
($ in thousands)	Three Months ended March 31, 2018 (Unaudited)	Three Months ended March 31, 2017 (Unaudited)

Net income	$3,027	$3,975
Non cash adjustments	3,396	1,829
Changes in operating assets and liabilities	(687)	13,106
Net cash provided by (used in) operating activities	5,736	18,910

Net cash used in investing activites	(78,318)	(710)
Net cash provided by financing activities	90,870	11,080
Net Increase in Cash	$18,288	$29,280

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $5.7 million during the three months ended March 31, 2018, compared to cash provided by operating activities of approximately $18.9 million for the three months ended March 31, 2017. Net income decreased by approximately $0.8 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. Adjustments for non-cash expenses were $3.4 million for the three months ended March 31, 2018, as compared to $1.8 million for the three months ended March 31, 2017. During the three months ended March 31, 2018, there was approximately $0.7 million of cash used by changes in operating assets and liabilities as compared to $13.1 million of cash provided by changes in operating assets and liabilities during the three months ended March 31, 2017. The fluctuation in operating assets and liabilities was primarily due to changes in the balances of prepaid expenses, accounts receivable, and inventory balances during the three months ended March 31, 2018. The fluctuations in assets and liabilities were primarily due to the decrease in inventory during the three months ended March 31, 2017. The Company sold a greater amount of wholesale inventory during the three months ended March 31, 2017.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $78.3 million during the three months ended March 31, 2018, compared to approximately $0.7 million for the three months ended March 31, 2017. The Company used net cash of approximately $77.5 million for the acquisition of Lazydays R.V. Center, Inc. as well as the purchase of property and equipment of approximately $0.7 million during the three months ended March 31, 2018.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $90.9 million during the three months ended March 31, 2018, compared to net cash provided by financing activities of approximately $11.1 million for the three months ending March 31, 2017. During the three months ended March 31, 2018, the Company raised net proceeds of $90.3 million through the PIPE investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. During the three months ended March 31, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $100.8 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.2 million during the Predecessor period prior to the Merger. Net cash provided by financing activities for the three months ended March 31, 2017 primarily consisted of $11.7 million of net borrowing under the floor plan loan.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses.

As of March 31, 2018, the Company had liquidity of approximately $33.1 million in cash and had working capital of approximately $52.7 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the three months ended March 31, 2018 and 2017, the Company invested approximately $0.7 million and $0.7 million in capital expenditures, respectively.

The Company maintains sizable inventory in order to meet the expectations of its customers and believes that it will continue to require working capital consistent with past experience. Historically, the Company has funded its operations with internally generated cash flow and borrowings. Changes in working capital are driven primarily by profit levels. The Company maintains a floor plan credit facility to finance its vehicle inventory. At times, the Company has made repayments on its existing floor plan credit facility using excess cash flow from operations.

As a result of the Mergers on March 15, 2018, approximately $105.5 million of incremental cash was made available from various sources, of which $86.7 million was paid out to the Stockholders, leaving a minimum (after payment of transaction expenses) of approximately $9.0 million of cash available for future opportunities, including potential acquisitions.

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with a $200,000 Senior Secured Credit Facility (the “M&T Facility”). The M&T Facility includes a $175,000 M&T Floor Plan Line of Credit, a $20,000 M&T Term Loan, and a $5,000 M&T Revolver. The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all assets of the Company.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and only $4,500 may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility).

The M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.0% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

As of March 31, 2018, there was $99,926 outstanding under the M&T Floor Plan Line of Credit and $20,000 outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the three months ending March 31, 2018, we had the following significant changes in our contractual and commercial commitments:

As a result of the repayment of our former term loan with Bank of America and the proceeds of $20,000 from our new term loan with M&T, the Company will make monthly principal payments in the amount of $242 until March 15, 2021. On March 15, 2021 the Company will make a payment of principal and interest of $11,300.

Off-Balance Sheet Arrangements

As of March 31, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

Although we cannot accurately anticipate the effect of inflation on our operations, we believe that inflation has not had, and is not likely in the foreseeable future to have, a material impact on our results of operations.

Cyclicality

Unit sales of RV vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the RV retailing industry tends to experience similar periods of decline and recession as the general economy. We believe that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality and Effects of Weather

Our operations generally experience modestly higher volumes of vehicle sales in the first quarter of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our largest location (Tampa).

Our largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to our property and inventory. Although we believe we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits, and/or we may have difficulty obtaining similar insurance coverage in the future.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with GAAP, and in doing so, we have to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of our condensed consolidated financial statements, which, in turn, could change our results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

There has been no material change in our critical accounting policies from those previously reported and disclosed in our Annual Report.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2018, we completed the Mergers and the internal controls of Lazy Days’ R.V. Center, Inc became our internal controls. We are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations subsequent to the Mergers.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

We are party to numerous legal proceedings that arise in the ordinary course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

Item 1A – Risk Factors

There have been no material changes to our risk factors as previously disclosed on our Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Information regarding equity securities sold by us during the quarter ended March 31, 2018 that were not registered under the Securities Act was previously disclosed on our Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement filed on February 15, 2018 and incorporated herein by reference)

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference)

10.4	Employment Agreement between Lazydays Holdings, Inc. and Maura Berney+ (filed as Exhibit 10.12 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference)

10.10	Credit Agreement, dated March 15, 2018, among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, and various other affiliated entities thereafter parties thereto, as Borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and Lender, and various other financial institutions who may become lender parties thereto.(filed as Exhibit 10.10 to the Form 8-K filed on March 21, 2018).

10.11	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith.(filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018).

10.12	Guaranty Agreement, dated March 15, 2018, by certain parties named therein.(filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement.

Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise stated in any such filing.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Lazydays Holdings, Inc.

Dated May 11, 2018	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated May 11, 2018	/s/ MAURA BERNEY
Maura Berney
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

