Form 10-Q
period 2018-06-30
Lazydays Holdings, Inc.
filed 2018-08-10
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of August 9, 2018.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$35,569	$13,292
Receivables, net of allowance for doubtful accounts of $152 and $1,013 at June 30, 2018 and December 31, 2017, respectively	22,586	19,911
Inventories	115,267	114,170
Income tax receivable	3,188	-
Prepaid expenses and other	2,656	2,062
Total current assets	179,266	149,435

Property and equipment, net	71,952	45,669
Goodwill	28,513	25,216
Intangible assets, net	67,274	25,862
Deferred tax asset	-	144
Other assets	275	219
Total assets	$347,280	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$21,438	$25,181
Income tax payable	-	1,536
Dividends payable	1,425	-
Contingent liability, current portion	-	667
Financing liability, current portion	631	595
Floor plan notes payable, net of debt discount	95,270	104,976
Long-term debt, current portion	2,905	1,870
Total current liabilities	121,669	134,825

Long term liabilities
Long term debt, non-current portion, net of debt discount	16,324	7,207
Financing liability, non-current portion, net of debt discount	55,400	53,680
Deferred tax liability	20,370	-
Total liabilities	213,763	195,712

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of June 30, 2018; liquidation preference of $61,425 as of June 30, 2018	54,983	-

Stockholders’ Equity

Successor:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at June 30, 2018	-	-
Additional paid-in capital	78,534	-
Accumulated deficit	-	-

Predecessor:
Preferred stock, $0.001 par value 150,000 shares authorized:
Senior Preferred Stock, convertible and 8% cumulative dividend; 10,000 shares designated; -0- issued and outstanding; liquidation preference $0 at December 31, 2017	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized; 3,333,331 and 3,333,166 shares issued and oustanding at December 31, 2017	-	3
Additional paid-in capital	-	49,756
Treasury stock, 165 shares, at cost	-	(11)
Retained earnings	-	1,085
Total stockholders’ equity	78,534	50,833
Total liabilities and stockholders’ equity	$347,280	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for per share and per share data)

(Unaudited)

	Three Months		Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017
Revenues
New and pre-owned vehicles	$144,361	$146,742	$183,528	$119,111	$297,573
Other	17,753	18,019	22,491	14,828	37,153
Total revenue	162,114	164,761	206,019	133,939	334,726

Cost of revenues
New and pre-owned vehicles	122,329	126,662	156,012	101,830	257,507
Other	4,039	4,294	4,577	3,047	7,753
Total cost of revenues	126,368	130,956	160,589	104,877	265,260

Gross profit	35,746	33,805	45,430	29,062	69,466

Transaction costs	252	68	3,058	438	114
Selling, general, and administrative expenses	30,253	25,609	35,306	23,552	52,642
Income from operations	5,241	8,128	7,066	5,072	16,710
Other income/expenses
Gain on sale of property and equipment	10	25	10	1	25
Interest expense	(2,233)	(2,293)	(2,918)	(2,019)	(4,455)
Total other expense	(2,223)	(2,268)	(2,908)	(2,018)	(4,430)
Income before income tax expense	3,018	5,860	4,158	3,054	12,280
Income tax expense	(1,176)	(2,232)	(1,625)	(718)	(4,677)
Net income	$1,842	$3,628	$2,533	$2,336	$7,603
Dividends on Series A Convertible Preferred Stock	(1,215)		(1,425)
Deemed dividend on Series A Convertible Preferred Stock	-		(3,392)
Net income (loss) attributable to common stock and participating securities	$627		$(2,284)

Succesor EPS:
Basic and diluted earnings per share	$0.04		$(0.24)
Weighted average shares outstanding - basic and diluted	9,668,250		9,668,250

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH JUNE 30, 2018

(Unaudited)

(Dollar amounts in thousands except for share and per share data)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of benificial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	3,129	-	3,129
Accrued dividends on Series A preferred stock			(428)	(997)	(1,425)
Net income	-	-	-	2,533	2,533
Balance at June 30, 2018	8,471,608	$-	$78,534	$-	$78,534

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017
Cash Flows From Operating Activities
Net income	$2,533	$2,336	$7,603
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,129	140	241
Bad debt expense	152	-	171
Depreciation and amortization of property and equipment	2,166	1,058	2,696
Amortization of intangible assets	926	154	372
Amortization of debt discount and paid-in-kind interest	449	136	286
Gain on sale of property and equipment	(10)	(1)	(25)
Deferred income taxes	-	630	-
Changes in operating assets and liabilities:
Receivables	(7,970)	5,143	(9,828)
Inventories	9,154	1,435	28,224
Prepaid expenses and other	(638)	44	752
Income tax receivable/payable	(1,151)	(3,573)	1,722
Other assets	(74)	18	39
Accounts payable, accrued expenses and other liabilities	(5,490)	2,463	(1,954)

Total Adjustments	643	7,647	22,696

Net Cash Provided By Operating Activities	3,176	9,983	30,299

Cash Flows From Investing Activities
Cash paid for purchase of Lazy Days’ R.V. Center, Inc.	(86,178)	-	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	9,188	-	-
Proceeds from sales of property and equipment	35	-	122
Purchases of property and equipment	(568)	(694)	(1,396)

Net Cash Used In Investing Activities	(77,523)	(694)	(1,274)

Cash Flows From Financing Activities
Net borrowings under M&T bank floor plan	96,677	-	-
Repayment of Bank of America floor plan	(96,740)	-	-
Net (repayments)/borrowings under floor plan	-	(12,272)	(7,681)
Repayments of line of credit	-	-	(3,000)
Repayments under long term debt with Bank of America	(8,820)	(310)	(929)
Borrowings under long term debt with M&T bank	20,000	-	-
Repayment of long term debt with M&T bank	(725)	-	-
Net proceeds from the issuance of Series A preferred stock and warrants	57,650	-	-
Net proceeds from the issuance of common stock and warrants	32,719	-	-
Repayments of financing liability	(140)	(144)	(228)
Dividend payments	-	-	(15,000)
Repayments of notes payable to Andina related parties	(761)	-	-
Payment of contingent liability - RV America acquisition	-	(667)	(1,333)
Loan issuance costs	(615)	-	(139)

Net Cash Provided by (Used In) Financing Activities	99,245	(13,393)	(28,310)

Net Increase (Decrease) In Cash	24,898	(4,104)	715

Cash - Beginning	10,671	13,292	4,158

Cash - Ending	$35,569	$9,188	$4,873

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$2,484	$2,182	$4,372
Cash paid during the year for income taxes net of refunds received	$2,776	$3,587	$3,059

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$67	$89	$-
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$4,910	$-	$-
Rental equipment purchased under floor plan	$-	$2,911	$-
Accrued dividends on Series A Preferred Stock	$1,425	$-	$-
Beneficial conversion feature on Series A Preferred Stock	$3,392	$-	$-
Warrants issued to Series A Preferred stockholders and investment bank	$2,660	$-	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$29,400	$-	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$106,391	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (“Holdings”), a Delaware corporation, which was originally formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp., a Delaware corporation and wholly-owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

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

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to June 30, 2018 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The condensed consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 and January 1, 2017 through June 30, 2017 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The historical financial information of Andina, (which was a special purpose acquisition company) prior to the business combination has not been reflected in the Predecessor financial statements as these historical amounts have been considered immaterial. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

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

Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts, sales, and service is recognized on delivery of the service or product. Revenue from parts, sales, and service is recognized in other revenue in the accompanying condensed consolidated statements of income.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying condensed consolidated statements of income.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The Company recognized finance and insurance revenues, net of chargebacks, which is included in other revenue as follows (unaudited):

	Three Months			Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017

Gross finance and insurance revenues	$9,060	$8,292	$11,576	$7,483	$17,243
Chargebacks	(841)	(699)	(921)	(622)	(1,126)
Net Finance Revenue	$8,219	$7,593	$10,655	$6,861	$16,117

The Company has an accrual for charge-backs which totaled $2,745 and $2,373 at June 30, 2018 and December 31, 2017, respectively, and is included in accounts payable, accrued expenses, and other current liabilities in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the condensed consolidated statements of income.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $0 and $11,930 as of June 30, 2018 and December 31, 2017, respectively. The amount by which current replacement costs of LIFO inventories exceeded their recorded values as of June 30, 2018 was considered to be immaterial.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Expenditures for maintenance and repairs are charged to expense in the period incurred. Improvements and additions are capitalized. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the lesser of the useful life of the asset or the term of the lease.

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

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 13 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Board of Directors.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of income.

Earnings Per Share

The Company computes basic and diluted earnings/(loss) per share (“EPS”) by dividing net earnings/(loss) by the weighted average number of shares of common stock outstanding during the period.

The Company is required, in periods in which it has net income, to calculate EPS using the two-class method. The two-class method is required because the Company’s Series A Preferred Stock have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the preferred stock does not participate in losses.

During the Successor Period from March 15, 2018 to June 30, 2018, basic and diluted net loss per common share are the same since the inclusion of common stock issuable pursuant to the exercise of the Company’s Series A Convertible Preferred Stock (utilizing the if converted method), plus unit purchase options, stock options and warrants on the calculation of diluted net loss per common share would have been anti-dilutive.

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
	Three Months Ended June 30, 2018	Period From March 15, 2018 to June 30, 2018
(Dollars in thousands - except per share amounts)
Distributed earnings allocated to common stock	$-	$-
Undistributed earnings (loss) allocated to common stock	388	(2,284)
Net earnings (loss) allocated to common stock	388	(2,284)
Net earnings allocated to participating securities	239	-
Net income (loss) allocated to common stock and participating securities	$627	$(2,284)
Weighted average shares outstanding for basic earnings per common share	9,668,250	9,668,250
Dilutive effect of warrants and options	0	0
Weighted average shares outstanding for diluted earnings per common share	9,668,250	9,668,250
Basic earnings (loss) per common share	$0.04	$(0.24)
Diluted earnings (loss) per common share	$0.04	$(0.24)

During the Successor Periods from April 1, 2018 to June 30, 2018 and March 15, 2018 to June 30, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

	April 1, 2018 to June 30, 2018	March 15, 2018 to June 30, 2018

Basic Earnings/(Loss) per Share
Weighted average outstanding common shares	8,471,608	8,471,608
Weighted average shares held in escrow	(142,857)	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499
Weighted shares outstanding - basic	9,668,250	9,668,250

For the Successor period, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	April 1, 2018 to June 30, 2018	March 15, 2018 to June 30, 2018

Shares underlying Series A Convertible Preferred Stock	-	5,962,733
Shares underlying warrants	4,677,458	4,677,458
Stock options	3,658,421	3,658,421
Shares underlying unit purchase options	657,142	657,142
Share equivalents excluded from EPS	8,993,021	14,955,754

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred and totaled approximately $2,996 and $2,521 for the three months ended June 30, 2018 and 2017, respectively. Advertising and promotion costs totaled approximately $3,353 for the period from March 15, 2018 to June 30, 2018 (Successor Period). Advertising and promotion charges were $2,624 and $5,776 for the Predecessor periods from January 1, 2018 to March 14, 2018 and January 1, 2017 to June 30, 2017, respectively.

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

Seasonality

The Company’s operations generally experience modestly higher vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at the Company’s largest location (Tampa).

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. From April 1, 2018 to June 30, 2018, four major manufacturers accounted for 33.2%, 26.8%, 16.7%, and 15.9% of RV purchases. During the Successor period from March 15, 2018 to June 30, 2018, four major manufacturers accounted for 32.7%, 29.3%, 16.0% and 13.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

During the Predecessor period from April 1, 2017 to June 30, 2017, four major manufacturers accounted for 29.3%, 28.6%, 20.1%, and 13.0% of RV purchases. During the Predecessor period from January 1, 2017 to June 30, 2017, four major manufacturers accounted for 30.9%, 25.7%, 20.8%, and 15.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida location and the Colorado locations were as follows (unaudited):

	Three Months			Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017
Florida	74%	76%	75%	81%	79%
Colorado	19%	17%	18%	11%	14%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to June 30, 2018 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. Except as disclosed in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATION

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina right entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”). During the three months ended June 30, 2018, the Company received $563 as a result of the settlement of the working capital adjustment and the amount was reflected as an adjustment to goodwill.

The Company accounted for the Mergers as a business combination using the purchase method of accounting. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed of the Predecessor as follows:

Cash	$9,188
Receivables	14,768
Inventories	124,354
Prepaid expenses and other	4,054
Property and equipment	73,642
Intangible assets	68,200
Other assets	200
Total assets acquired	294,406

Accounts payable, accrued expenses and other current liabilities	26,527
Floor plan notes payable	95,663
Financing liability	56,000
Deferred tax liability	20,370
Long-term debt	8,781
Total liabilities assumed	207,341

Net assets acquired	$87,065

The fair value of the consideration paid was as follows:

Purchase Price:
Cash consideration paid	$86,178

Common stock issued to former stockholders, option holders, and bonus receipients of Lazy Days’ R.V. Center, Inc.	29,400
$115,578

The common stock was valued at $10.29 per share, the closing price of Andina’s common stock on the date of the Mergers.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill associated with the Mergers is detailed below:

As of March 15, 2018
Total consideration	$115,578
Less net assets acquired	$87,065
Goodwill	$28,513

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing of the Mergers.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Trade Names, Service Marks and Domain Names	$30,100	N/A
Customer Lists	9,100	12 years
Dealer Agreements	29,000	12 Years
Total intangible assets	$68,200

Trade names and trademarks are indefinite-lived assets and are not subject to amortization. The value of trade names, trademarks, and customer relationships was determined utilizing the relief from royalty method. The Company determined the fair value of the manufacturer relationships utilizing a discounted cash flow model.

Direct transaction related costs consist of costs incurred in connection with the Merger Agreement. These costs totaled $2,730 for the period from March 15, 2018 to June 30, 2018 which primarily consisted of the business combination expenses of Andina that were contingent upon the completion of the Mergers. These costs total $381 for the period from January 1, 2018 to March 14, 2018.

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers had been consummated on January 1, 2017.

	Pro Forma Combined Statements of Income
	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenue	$162,114	$164,761	$339,958	$334,726
Income before income taxes	$3,018	$4,967	$9,129	$10,378
Net income	$1,842	$3,075	$6,038	$6,424

The Company adjusted the combined income of Lazydays RV with Andina and adjusted net income to add back business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

Goodwill that is deductible for tax purposes was determined to be $6,089.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor	Predecessor
	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
New recreational vehicles	$81,956	$89,668
Pre-owned recreational vehicles	29,209	31,378
Parts, accessories and other	4,102	5,054
	115,267	126,100
Less: excess of current cost over LIFO	-	(11,930)
	$115,267	$114,170

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Successor	Predecessor
	As of	As of
	June 30, 2018	December 31, 2017
	(Unaudited)
Land	$13,775	$10,366
Building and improvments including leasehold improvements	51,331	41,890
Furniture and equipment	3,677	14,753
Company vehicles and rental units	4,725	3,612
Construction in progress	610	396
	74,118	71,017

Less: Accumulated depreciation and amortization	(2,166)	(25,348)
	$71,952	$45,669

Depreciation and amortization expense is set forth in the table below (unaudited):

	Three months		Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017

Depreciation and amortization	$1,897	$1,349	$2,166	$1,058	$2,696

NOTE 6 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	Successor			Predecessor
	As of June 30, 2018 (Unaudited)			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$29,000	$705	$28,295	$11,100	$3,238	$7,862
Customer relationships	9,100	221	8,879	1,300	1,300	-
	38,100	926	37,174	12,400	4,538	7,862
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	18,000	-	18,000
	$68,200	$926	$67,274	$30,400	$4,538	$25,862

Amortization expense is set forth in the table below (unaudited):

	Three Months		Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017

Amortization	$794	$185	$926	$154	$372

Estimated future amortization expense is as follows:

Years ending
2018 (6 months)	$1,588
2019	3,175
2020	3,175
2021	3,175
2022	3,175
Thereafter	22,886
$37,174

As of June 30, 2018, the weighted average remaining amortization period was 11.7 years.

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

The financing liability, net of debt discount, is summarized as follows:

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
Financing liability	$56,000	$55,158
Interest added to principal amount	31
Debt discount	-	(883)
Financing liability, net of debt discount	56,031	54,275
Less: current portion	631	595
Financing liability, non-current portion	$55,400	$53,680

The future minimum payments required by the arrangement are as follows:

Years ending December 31,	Principal	Interest	Payment
2018 (6 months)	$286	$2,043	$2,329
2019	702	4,052	4,754
2020	853	3,995	4,848
2021	1,018	3,927	4,945
2022	1,198	3,847	5,045
Thereafter	40,974	34,574	75,548
	$45,031	$52,438	$97,469

The financing liability has an implied interest rate of 7.3%. At the conclusion of the 20-year lease period, the financing liability residual will be $11,000, which will correspond to the carrying value of the land.

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
Accounts payable	$9,476	$12,394
Other accrued expenses	2,506	2,893
Customer deposits	3,179	3,999
Accrued compensation	3,218	3,211
Accrued charge-backs	2,745	2,373
Accrued interest	314	311
Total	$21,438	$25,181

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

On March 15, 2018, the Company repaid $96,740 outstanding under the BOA floor plan notes payable and $8,820 outstanding under the BOA term loan.

As of June 30, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of June 30, 2018, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $9,982 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

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

The M&T Floor Plan Line of Credit consists of the following as of June 30, 2018:

Successor
As of June 30, 2018
(unaudited)
Floor plan notes payable, gross	$95,781
Debt discount	(511)
Floor plan notes payable, net of debt discount	$95,270

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

Long-term debt consists of the following as of June 30, 2018:

	Successor
	As of June 30, 2018
	(Unaudited)
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan	$19,275	$(51)	$19,224
Capital lease obligation-equipment	5	-	5
Total long-term debt	19,280	(51)	19,229
Less: current portion	2,905	-	2,905
Long term debt, non-current	$16,375	$(51)	$16,324

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25%-2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended June 30, 2018, there were no outstanding borrowings under the M&T Revolver.

NOTE 10 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $1,176 and $2,232 for the three months ended June 30, 2018 and June 30, 2017, respectively which represents effective tax rates of approximately 39% and 38%, respectively.

The Company recorded a provision for federal and state income taxes of $1,625 for the Successor Period from March 15, 2018 to June 30, 2018, $718 for the Predecessor periods from January 1, 2018 to March 14, 2018 and 4,677 for the six months months ended June 30, 2017, respectively, which represent effective tax rates of approximately 39%, 24%, and 38%, respectively.

The Company’s 2018 effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of certain transaction costs and stock-based compensation expense. The Company’s 2017 effective tax rates differ from the federal statutory rate of 35% primarily due to local and state income tax rates, net of the federal tax effect. Due to the Tax Cuts and Jobs Act, the Company’s federal income tax rate decreased from 35% in 2017 to 21% in 2018.

Deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	As of	As of
	June 30,	December 31,
	2018	2017
	(Unaudited)
Deferred tax assets:
Accounts receivable	$253	$253
Accrued charge-backs	634	594
Other accrued liabilities	527	424
Goodwill	-	274
Financing liability	14,005	13,574
Transaction costs	-	579
Stock based compensation	-	165
Other, net	(65)	215
	15,354	16,078

Deferred tax liabilities:
Prepaid expenses	(118)	(202)
Inventories	(4,605)	(1,531)
Property and equipment	(15,349)	(9,178)
Intangible assets	(15,652)	(5,023)
	(35,724)	(15,934)

Net deferred tax assets/ (liabilities)	$(20,370)	$144

NOTE 11 – RELATED PARTY TRANSACTIONS

On March 15, 2018, the non-executive Chairman of the Board of Andina was repaid aggregate outstanding notes payable totaling $661. In addition, $100 was repaid to other employees of Andina.

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

On April 30, 2018, the former CFO announced her voluntary resignation from the Company, effective May 11, 2018.

Subsequent to March 31, 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “new CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The new CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). The offer letter also provides that the executive is to be granted an option to purchase shares of common stock of the Company. He is also being provided with a relocation allowance of $100 which the new CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 14- Stockholders’ Equity).

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

Rent expense associated with operating leases was as follows (unaudited):

	Three Months		Six Months
	Successor	Predecessor	Successor	Predecessor
	April 1, 2018 to June 30, 2018	April 1, 2017 to June 30, 2017	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to June 30, 2017

Rent expense	$507	$509	$586	$394	$963

Transaction Incentive Plan

On January 30, 2017, the Company’s Board of Directors approved the Company’s Transaction Incentive Plan, which provided incentives to eight directors and employees of the Company upon the consummation of a qualifying sale transaction. The Transaction Incentive Plan expires on October 31, 2020. To the extent the proceeds received in a qualifying sale transaction exceed certain specified thresholds (the “Excess Amount”), participants in the Transaction Incentive Plan who met the specified service requirements were entitled to a cash and stock award on the closing date of the qualifying sale transaction equal to their awarded percentage of the Excess Amount. The cash and stock awards were paid from the consideration of the qualifying sale transaction. The Mergers (see Note 3 – Business Combination) represented a qualifying sale transaction that resulted in the payment to plan participants of an aggregate of $1,510 of cash (including amounts held in escrow) and 51,896 shares of Holdings’ common stock with a value of $534 based on the March 15, 2018 closing price of $10.29 per Andina share. As of the date of the Mergers, an additional $250 will be paid in cash and stock upon the release of amounts held in escrow under the Merger Agreement. On May 15, 2018, $40 was released from escrow pursuant to the working capital adjustment.

NOTE 13 – PREFERRED STOCK

Simultaneous with the closing of the Mergers, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60,000. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of the Company’s Board of Directors.

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

In addition, five-year warrants to purchase 596,273 shares of common stock at an exercise price of $11.50 per share were issued in conjunction with the issuance of the Series A Preferred Stock. The warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per share of common stock, if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants.

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

On June 19, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,425 for the period from March 15, 2018 to March 31, 2018 and for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 2, 2018 to the holders.

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

2018 Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares then outstanding on a fully diluted basis. As of June 30, 2018 there were 166,145 shares available to be issued under the 2018 Plan.

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

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding March 15, 2018	-	$-
Granted	4,677,458	$11.50
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding June 30, 2018	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share. The table also excludes warrants to purchase 200,000 shares of common stock which are issuable upon exercise of the Unit Purchase Options.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 15, 2018	-	$-
Granted	4,271,128	$11.10
Cancelled or terminated	(612,707)	$11.08
Exercised	-	$-
Options outstanding at June 30, 2018	3,658,421	$11.10	4.74	$-
Options vested at June 30, 2018	-	$-	-	$-

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares underlying the CEO’s stock options and 583,366 shares underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon exceeding $13.125 per share; an additional 30% of the options shall vest upon exceeding $17.50 per share; an additional 30% of the options shall vest upon exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received 583,366 shares underlying options under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

The fair value of the awards issued on March 16, 2018 of $15,004 was determined using a Monte Carlo simulation based on a 5-year term, a risk-free rate of 2.62%, an annual dividend yield of 0%, and an annual volatility of 42.8%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.74 years, 1.64 years, 2.24 years, and 3.13 years.

The fair value of the awards issued on May 7, 2018 of $2,357 was determined using a Monte Carlo simulation based on a 5- year term, a risk-free rate of 2.74%, an annual volatility of 54.70%, and an annual dividend yield of 0%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.97 years, 1.75 years, 2.15 years, and 2.96 years.

The expense recorded for awards with market conditions was $2,621 during the three months ended June 30, 2018 and $3,100 during the Successor period from March 15, 2018 to June 30, 2018, which is included in operating expenses in the condensed consolidated statements of income.

Awards with Service Conditions

On March 16, 2018, the Company granted five-year stock options to purchase an aggregate of 99,526 shares at an exercise price of $11.10 per share to the non-employee directors of the Company, pursuant to the 2018 Plan. These options vest over three years with one-third vesting on each of the respective anniversary dates.

On March 23, 2018, stock options to purchase 14,218 shares of common stock that had been issued to one non-employee director were canceled, while new five-year options to purchase 15,123 shares of common stock at an exercise price of $10.40 per share were issued to certain investment funds pursuant to an arrangement between the same non-employee director and the investment adviser to the funds. The new options vest over three years with one-third vesting on each of the respective anniversary dates. On May 31, 2018, a non-employee director resigned and options to purchase 15,123 shares of common stock were forfeited.

The $350 fair value of these awards was determined using the Black-Scholes option pricing model based on a 3.5 year expected life, a risk-free rate of 2.42%, an annual dividend yield of 0%, and an annual volatility of 39%. The expense is being recognized over the three-year vesting period. The expense recorded for these awards was $25 during the three months ended June 30, 2018 and $29 during the Successor period from March 15, 2018 to June 30, 2018, which is included in operating expenses in the condensed consolidated statements of income. The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

As of June 30, 2018, total unrecorded compensation cost related to non-vested awards was $12,078 which is expected to be amortized over a weighted average service period of approximately 1.44 years. The weighted average grant date fair value of awards issued during the Successor period was $4.16 per share.

Predecessor

Stock Options

The Company recognized stock-based compensation expense of $140 and $122 related to the 2017 Stock Option Plan for the period from January 1, 2018 to March 14, 2018 and the period from April 1, 2017 to June 30, 2017, respectively, which is included within operating expenses on the condensed consolidated statements of income. The Company recorded $241 related to the 2017 Stock Option Plan for the six months ended June 30, 2017 which is included within operating expenses on the condensed consolidated statements of operations.

On March 15, 2018, as a result of the consummation of the Mergers (see Note 3 – Business Combination), the vesting of the existing options accelerated and the option holders of the Predecessor became entitled to receive an aggregate of $2,636, of which $1,500 was distributable in cash and $530 was distributable in the form of 51,529 shares of common stock. An additional amount will be paid to the option holders in cash and stock upon the release of the amounts held in escrow under the Merger Agreement. These payments were allocated from the purchase consideration due to the sellers being associated with the Business Combination. On May 15, 2018, $109 was released from escrow as part of the working capital adjustment.

NOTE 15 – SUBSEQUENT EVENTS

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center, a Minnesota business corporation. Simultaneous with execution of the asset purchase agreement, the Company executed a real estate purchase agreement with the owner of Shorewood RV Center. The purchase price consists of cash and a note payable to the seller of Shorewood RV Center. In addition, the Company has acquired the inventory of Shorewood RV Center and has added the inventory to the M&T Floor Plan Line of Credit. The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party. The Company is evaluating the accounting effect of the transaction.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materally from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under the M&T Credit Facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s M&T Facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot provide assurance that third party lending institutions will continue to provide financing for RV purchases.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s ability to request indemnification from the stockholders for damages arising out of the business combination are limited in certain instances to those claims where damages exceed $1.0 million and is limited to the cash and shares placed in escrow.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Form 10 Information filed with the Securities and Exchange Commission on March 21, 2018 on Form 8-K.

Business Overview

Overview

Andina Acquisition Corp. II (“Andina”) was originally formed for the purpose of effecting a business combination with one or more businesses or entities. On March 15, 2018, the initial business combination was consummated. As a result, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the Company’s business. Accordingly, Lazydays Holdings, Inc. is now a holding company operating through our direct and indirect subsidiaries.

Company History

Andina Acquisition Corp. II was formed as an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

From the consummation of the initial public offering of Andina until October 27, 2017, Andina was searching for a suitable target business to acquire. On October 27, 2017, a Merger Agreement was entered into by and among Andina Acquisition Corp. II, Andina II Holdco Corp., a Delaware corporation and wholly owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. and solely for certain purposes set forth in the Merger Agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazy Days’ R.V. Center, Inc. with and into Merger Sub with Lazy Days’ R.V. Center, Inc. surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, Holdco held an extraordinary general meeting of the shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, the Mergers were closed. In connection with the Mergers, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the business of Holdco. As a result of the Mergers, the Company’s stockholders and the shareholders of Andina became stockholders of Holdco and the Company changed the name of Holdco to “Lazydays Holdings, Inc.”

For the purposes of this Management Discussion and Analysis of Financial Condition and Results of Operations, the Company combined the results of Lazy Days’ R.V. Center, Inc. (the “Predecessor”) for the period from January 1, 2018 to March 14, 2018 with the results of Lazydays Holdings, Inc. (the “Successor”) for the period from March 15, 2018 to June 30, 2018.

Our Business

The Company operates Recreation Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV-repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV AuthorityTM , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, FL. The Company also operates RV dealerships in Tucson, AZ, Minneapolis, MN, and three cities in Colorado, Loveland, Denver and Longmont. Lazydays offers the largest selection of RV brands in the nation featuring more than 2,500 new and pre-owned RVs. The Company has over 300 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in all three markets and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 700 people at the five facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado and Arizona) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

Recent Developments

PIPE Investment

Simultaneously with the closing of the Mergers, the Company consummated a series of securities purchase agreements with institutional investors for the sale of convertible preferred stock, common stock, and warrants of Holdco for an aggregate purchase price of $94.8 million (the “PIPE Investment”) in a private placement. At the closing, Holdco issued an aggregate of 600,000 shares of Series A Preferred Stock of Holdco (with a stated value of $60.0 million), 2,653,984 shares of common stock, 1,339,499 prefunded warrants, and warrants to purchase 2,522,458 Holdco shares exercisable at $11.50 per share. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements.

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

As of June 30, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the Holdco shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. If the fair market value per share of common stock immediately following the closing of the Mergers is greater than $8.75 per Holdco Share the number of Holdco Shares authorized for awards under the 2018 Plan shall be increased by a formula (as defined in the 2018 Plan) not to exceed 18% of Holdco Shares then outstanding on a fully diluted basis.

On March 16, 2018, the Company granted 3,573,113 stock options to employees under the 2018 Plan, including 1,458,414 to the CEO and 583,366 to the former CFO. The options have an exercise price of $11.10 and a contractual life of five years. The options shall vest as follows and shall be exercisable only to the extent that it has vested: 30% of the option shall vest once the volume weighted average price (“VWAP”), as defined in the option agreement, is equal to or greater than $13.125 per Holdco share for at least thirty (30) out of thirty-five (35) consecutive trading days; an additional 30% of the options shall vest once the VWAP is equal to or greater than $17.50 per Holdco share for at least thirty (30) out of thirty-five (35) consecutive trading days; an additional 30% of the option shall vest once the VWAP is equal to or greater than $21.875 per share for at least thirty (30) out of thirty-five (35) consecutive trading days; and an additional 10% of the option shall vest once the VWAP is equal to or greater than $35 per share for at least thirty (30) out of thirty-five (35) consecutive trading days; provided that the option-holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received 583,366 shares underlying options under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and other revenues. During the three and six months ended June 30, 2018 and 2017, the Company derived its revenues from these categories in the following percentages:

	Percentages of Revenues
	Successor	Predecessor	Comined Successor and Predecessor	Predecessor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
New vehicles	54.7%	58.5%	55.2%	54.6%
Pre-owned vehicles	34.4%	30.5%	33.8%	34.3%
Other	10.9%	10.9%	11.0%	11.1%
	100.00%	100.0%	100.0%	100.0%

The Company believes that it operate the nation’s largest single point of distribution for RVs and a primary retail outlet for most of the leading manufacturers in the industry. New and pre-owned RV sales accounted for approximately 89% of total revenues in each of the three and six month periods ended June 30, 2018 and 2017. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins. Gross profit is total revenue less total costs applicable to revenue. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three and six month periods ended June 30, 2018 and 2017. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended June 30, 2018 and 2017, gross profit was $35,746 and $33,805, respectively, and gross margin was 22.0% and 20.5% in each of the three month periods. For the six months ended June 30, 2018 and 2017, gross profit was $74,492 and $69,466, respectively, and gross margin was 21.9% and 20.8%, respectively.

The Company’s gross margins on pre-owned vehicles are typically higher than gross margins on new vehicles, on a percentage basis. During the three months ended June 30, 2018 and 2017, gross margins were also favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue, whose combined revenues were 10.9% and 10.9%, respectively, of total revenues. During the six months ended June 30, 2018 and 2017, other revenue was 11.0% and 11.1% of total revenues. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 53% of total selling, general and administrative expenses. We expect this percentage may decrease due to additional non-cash expenses such as stock-based compensation and depreciation and amortization.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2018 and 2017, SG&A, excluding transaction costs, as a percentage of gross profit was 84.6% and 75.8%, respectively. For the six months ended June 30, 2018, SG&A, excluding transaction costs, as a percentage of gross profit was 79.0% and 75.8%, respectively. The Company expects that its SG&A expenses will increase in future periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations.

Adjusted EBITDA. Adjusted EBITDA is a not a U.S. Generally Accepted Accounting Principle (“GAAP”) financial measure, but it is one of the primary non-GAAP measures management uses to evaluate the financial performance of the business. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in the recreational vehicle industry. The Company uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

●	as a measurement of operating performance to assist in comparing the operating performance of the Company’s business on a consistent basis, and remove the impact of items not directly resulting from the Company’s core operations;

●	for planning purposes, including the preparation of the Company’s internal annual operating budget and financial projections;

●	to evaluate the performance and effectiveness of the Company’s operational strategies; and

●	to evaluate the Company’s capacity to fund capital expenditures and expand the business.

The Company defines Adjusted EBITDA as net income excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and gain or loss on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how the Company utilizes this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

Three Months

The following table sets forth information comparing the components of net income for the three months ended June 30, 2018 and 2017.

Summary Financial Data

(in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017

Revenues
New and pre-owned vehicles	$144,361	$146,742
Other	17,753	18,019
Total revenue	162,114	164,761

Cost of revenues
New and pre-owned vehicles	122,329	126,662
Other	4,039	4,294
Total cost of revenues	126,368	130,956

Gross profit	35,746	33,805

Transaction costs	252	68
Selling, general, and administrative expenses	30,253	25,609
Income from operations	5,241	8,128
Other income/expenses
Gain on sale of property and equipment	10	25
Interest expense	(2,233)	(2,293)
Total other expense	(2,223)	(2,268)
Income before income tax expense	3,018	5,860
Income tax expense	(1,176)	(2,232)
Net income	$1,842	$3,628

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Revenue

Revenue decreased by approximately $2.7 million, or 1.6%, to $162.1 million from $164.8 million for the three months ended June 30, 2018 and 2017, respectively. This decrease primarily resulted from a 6.2% decrease in the average selling price per unit on new and pre-owned vehicles due to a shift towards towable units as compared to the same period in the prior year.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales decreased by approximately $2.3 million, or 1.6%, to $144.4 million from $146.7 million for the three months ended June 30, 2018 and 2017, respectively.

Revenue from new vehicle sales decreased by approximately $7.8 million, or 8.1%, to $88.6 million from $96.4 million for the three months ended June 30, 2018 and 2017, respectively. While there was an increase in the number of new vehicles sold from 1,186 to 1,249, the average revenue per unit sold was approximately $70,400 per unit and decreased by 12.7% for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 due to a greater percentage of towable units sold.

Revenue from pre-owned vehicle sales increased by approximately $5.5 million, or 10.8%, to $55.7 million from $50.2 million for the three months ended June 30, 2018 and 2017, respectively. For the three months ended June 30, 2018 compared to the three months ended June 30, 2017, there was an increase in the number of pre-owned vehicles sold from 839 to 855 excluding wholesale units sold. After excluding the effect of wholesale sales, the average revenue per unit sold was approximately $59,500 and $55,800 per unit, for an increase of 6.6%, during the three months ended June 30, 2018 and June 30, 2017, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and other revenues. Other revenue decreased by approximately $0.2 million quarter over quarter, or 1.5%, to $17.8 million from $18.0 million for the three months ended June 30, 2018 and 2017, respectively.

As a component of other revenue, excluding e-commerce revenue from 2017, sales of parts, accessories and related services increased by approximately $0.2 million, or 2.6%, to $8.1 million from $7.9 million due to increased volume. Revenues from the Company’s e-commerce business were $0.9 million during the three months ended June 30, 2017. There were no revenues from e-commerce sales in 2018 as the Company no longer operates an e-commerce business.

Finance and insurance revenue increased by approximately $0.6 million, or 8.2%, to $8.2 million from $7.6 million for the three months ended June 30, 2018 as compared to June 30, 2017, respectively, primarily due to higher sales volume in new vehicles, partially offset by an increase in chargebacks due to cancellations and early payoffs for the three months ended June 30, 2018.

Campground and other revenue, which includes RV rental revenue, remained flat at approximately $1.5 million and $1.6 million for each three- month period presented.

Gross Profit

Gross profit consists of gross revenues less cost of sales and services. Gross profit increased by approximately $1.9 million, or 5.7%, to $35.7 million from $33.8 million for the three months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to the increase in unit sales and the shift in the sales mix towards towable units and used sales during the three months ended June 30, 2018.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased 9.7% to $22.0 million from $20.1 million for the three months ended June 30, 2018 and 2017, respectively. The increase in new and pre-owned vehicle gross profit is attributable to increases in units sold and a combined shift in sales during the quarter towards the sale of towable and used units.

Other Gross Profit

Other gross profit remained flat at $13.7 million for the three months ended June 30, 2018 and 2017.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, including depreciation and amortization, increased 18.1% to $30.3 million during the three months ended June 30, 2018, from $25.6 million during the three months ended June 30, 2017. The increase is the result of an increase in non cash expenses including stock-based compensation of $2.5 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also a $0.5 million increase in depreciation expense and a $0.6 million increase in amortization expense as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Excluding these expenses, SG&A as a percentage of gross profit was 69.7% for the three months ended June 30, 2018 as compared to 70.9% for the three months ended June 30, 2017.

Interest Expense

Interest expense decreased marginally by approximately $0.1 million to $2.2 million from $2.3 million for the three months ended June 30, 2018 and 2017, respectively.

Income Taxes

Income tax expense decreased to $1.2 million during the three months ended June 30, 2018 from $2.2 million during the same period of 2017, due to the decrease in pre-tax income.

Six Months

The following table sets forth information comparing the components of net income for the six months ended June 30, 2018 and 2017.

Summary Financial Data

(in thousands)

	Combined Successor and Predecessor	Predecessor
	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Revenues
New and pre-owned vehicles	$302,639	$297,573
Other	37,319	37,153
Total revenue	339,958	334,726

Cost of revenues
New and pre-owned vehicles	257,842	257,507
Other	7,624	7,753
Total cost of revenues	265,466	265,260

Gross profit	74,492	69,466

Transaction costs	3,496	114
Selling, general, and administrative expenses	58,858	52,642
Income from operations	12,138	16,710
Other income/expenses
Gain on sale of property and equipment	11	25
Interest expense	(4,937)	(4,455)
Total other expense	(4,926)	(4,430)
Income before income tax expense	7,212	12,280
Income tax expense	(2,343)	(4,677)
Net income	$4,869	$7,603

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Revenue

Revenue increased by approximately $5.3 million, or 1.6%, to $340.0 million from $334.7 million for the six months ended June 30, 2018 and 2017, respectively. This increase primarily resulted from a 1.6% increase in retail unit sales volume as compared to the same period in the prior year.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $5.0 million, or 1.7%, to $302.6 million from $297.6 for the six months ended June 30, 2018 and 2017, respectively.

Revenue from new vehicle sales increased by approximately $4.9 million, or 2.7%, to $187.8 million from $182.9 million for the six months ended June 30, 2018 and 2017, respectively. There was an 8.2% increase in the number of new vehicles sold from 2,269 to 2,454. Increases in volume were offset by a 5.0% decrease in the average revenue per unit sold to approximately $76,100 per unit for the six months ended June 30, 2018 as compared to the three months ended June 30, 2017. This was primarily due to a shift toward towable sales in the second quarter of 2018.

Revenue from pre-owned vehicle sales increased by approximately $0.2 million, or 0.2%, to $114.9 million from $114.7 million for the six months ended June 30, 2018 and 2017, respectively. For the six months ended June 30, 2018 compared to the six months ended June 30, 2017, excluding wholesales units, there was a decrease in the number of pre-owned vehicles sold from 1,821 to 1,703. After excluding the effect of wholesale sales, the average revenue per unit sold was approximately $64,000 and $58,000 per unit, for an increase of 10.7%, during the six months ended June 30, 2018 and June 30, 2017, respectively. In addition, there was a $3.3 million decrease in wholesale sales for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and other revenues. Other revenue increased by approximately $0.1 million, or 0.4%, to $37.3 million from $37.2 million for the six months ended June 30, 2018 and 2017, respectively.

As a component of other revenue, excluding e-commerce business from 2017, sales of parts, accessories and related services increased by approximately $0.4 million, or 2.2%, to $16.1 million from $15.7 million due to increased volume. During the six months ended June 30, 2017, the Company generated e-commerce revenue of approximately $1.5 million. During 2018, the Company did not generate revenue from the e-commerce business as it no longer operates an e-commerce business.

Finance and insurance revenue increased by approximately $1.4 million, or 8.7%, to $17.5 million from $16.1 million for the six months ended June 30, 2018 as compared to June 30, 2017, respectively, primarily due to higher sales volume in new vehicles.

Campground and other revenue, which includes RV rental revenue, decreased slightly at approximately $3.7 million and $3.9 million for each six- month period presented.

Gross Profit

Gross profit consists of gross revenues less cost of sales and services. Gross profit increased by approximately $5.0 million, or 7.2%, to $74.5 million from $69.5 million for the six months ended June 30, 2018 and 2017, respectively. This increase was primarily attributable to increased sales volume.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased 11.8% to $44.8 million from $40.0 million for the six months ended June 30, 2018 and 2017, respectively. The increase in new and pre-owned vehicle gross profit is attributable to a combined shift in sales during the quarter towards the sale of towable and used units. In addition, in the prior year there was a $1.2 million adjustment to LIFO which negatively impacted gross profit.

Other Gross Profit

Other gross profit increase slightly to $29.7 million from $29.4 million for the six months ended June 30, 2018 and 2017, respectively.

Selling, General and Administrative Expenses

SG&A expenses, including depreciation and amortization, increased 11.8% to $58.9 million during the six months ended June 30, 2018, from $52.6 million during the six months ended June 30, 2017. The increase is the result of an increase in non cash expenses including stock-based compensation of $3.0 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also an increase of $0.5 million in depreciation expense and a $0.7 million increase in amortization expense as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Excluding these expenses, SG&A as a percentage of gross profit was 68.8% for the six months ended June 30, 2018 as compared to 71.0% for the six months ended June 30, 2017.

Interest Expense

Interest expense increased marginally by approximately $0.4 million to $4.9 million from $4.5 million for the six months ended June 30, 2018 and 2017, respectively. This was due to the transition from Bank of America to M&T and the increase in the M&T Term Loan from the previous Bank of America debt.

Income Taxes

Income tax expense decreased to $2.3 million during the six months ended June 30, 2018 from $4.7 million during the same period of 2017, due to the decrease in pre-tax income.

Non-Gaap Financial Measures

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable it to analyze its performance and financial condition, as described in “Key Performance Indicators”, above. The Company utilizes these financial measures to manage the business on a day-to-day basis and believe that they are the most relevant measures of performance. The Company believes that these measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures.

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

Adjusted EBITDA is defined as net income excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs, and gain or loss on sale of property and equipment.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017 are shown in the tables below.

	Successor	Predecessor
	Three Months Ended June 30,
	2018	2017

EBITDA
Net income	$1,842	$3,628
Interest expense, net	2,233	2,293
Depreciation and amortization of property and equipment	1,897	1,349
Amortization of intangible assets	794	185
Income tax expense	1,176	2,232
Subtotal EBITDA	7,942	9,687
Floor plan interest	(953)	(1,043)
LIFO adjustment	-	575
Transaction costs	252	68
Gain on sale of property and equipment	(10)	(25)
Severance costs	79	325
Stock-based compensation	2,644	122
Adjusted EBITDA	$9,954	$9,709

	Successor	Predecessor
	Three Months Ended June 30,
	2018	2017

EBITDA margin
Net income margin	1.1%	2.2%
Interest expense, net	1.4%	1.4%
Depreciation and amortization of property and equipment	1.2%	0.8%
Amortization of intangible assets	0.5%	0.1%
Income tax expense	0.7%	1.4%
Subtotal EBITDA margin	4.9%	5.9%
Floor plan interest	-0.6%	-0.6%
LIFO adjustment	0.0%	0.3%
Transaction costs	0.2%	0.0%
Gain on sale of property and equipment	0.0%	0.0%
Severance costs	0.0%	0.2%
Stock-based compensation	1.6%	0.1%
Adjusted EBITDA	6.1%	5.9%

	Combined Successor and Predecessor	Predecessor
	Six Months Ended June 30,
	2018	2017

EBITDA
Net income	$4,869	$7,603
Interest expense, net	4,937	4,455
Depreciation and amortization of property and equipment	3,224	2,696
Amortization of intangible assets	1,080	372
Income tax expense	2,343	4,677
Subtotal EBITDA	16,453	19,803
Floor plan interest	(1,984)	(1,935)
LIFO adjustment	148	1,151
Transaction costs	3,496	114
Gain on sale of property and equipment	(11)	(25)
Severance costs	79	325
Stock-based compensation	3,269	241
Adjusted EBITDA	$21,450	$19,674

	Combined Successor and Predecessor	Predecessor
	Six Months Ended June 30,
	2018	2017

EBITDA margin
Net income margin	1.4%	2.3%
Interest expense, net	1.5%	1.3%
Depreciation and amortization of property and equipment	0.9%	0.8%
Amortization of intangible assets	0.3%	0.1%
Income tax expense	0.7%	1.4%
Subtotal EBITDA margin	4.8%	5.9%
Floor plan interest	-0.6%	-0.6%
LIFO adjustment	0.0%	0.3%
Transaction costs	1.0%	0.0%
Gain on sale of property and equipment	0.0%	0.0%
Severance costs	0.0%	0.1%
Stock-based compensation	1.0%	0.1%
Adjusted EBITDA margin	6.3%	5.9%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Combined Successor and Predecessor	Predecessor
	Six Months Ended June 30,
	2018	2017
Net income	$4,869	$7,603
Non cash adjustments	8,929	3,741
Changes in operating assets and liabilities	(639)	18,955
Net cash provided by operating activities	13,159	30,299

Net cash used in investing activities	(78,217)	(1,274)
Net cash provided by (used in) financing activities	85,852	(28,310)
Net increase in cash	$20,794	$715

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $13.2 million during the six months ended June 30, 2018, compared to cash provided by operating activities of approximately $30.3 million for the six months ended June 30, 2017. Net income decreased by approximately $2.7 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Adjustments for non-cash expenses were $8.9 million for the six months ended June 30, 2018, as compared to $3.7 million for the six months ended June 30, 2017. During the six months ended June 30, 2018, there was approximately $0.6 million of cash used by changes in operating assets and liabilities as compared to $19.0 million of cash provided by changes in operating assets and liabilities during the six months ended June 30, 2017. The fluctuation in operating assets and liabilities was primarily due to changes in the balances of accounts payable, accounts receivable, and inventory during the six months ended June 30, 2018. The fluctuations in assets and liabilities were primarily due to the decrease in inventory during the six months ended June 30, 2017.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $ 78.3 million during the six months ended June 30, 2018, compared to approximately $1.3 million for the six months ended June 30, 2017. The Company used net cash of approximately $77.0 million for the acquisition of Lazy Days’ R.V. Center, Inc. as well as the purchase of property and equipment of approximately $1.3 million during the six months ended June 30, 2018.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $85.9 million during the six months ended June 30, 2018, compared to net cash used in financing activities of approximately $28.3 million for the six months ending June 30, 2017. During the six months ended June 30, 2018, the Company raised net proceeds of $90.3 million through the PIPE investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. During the six months ended June 30, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $96.7 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor period prior to the Merger. Net cash used in financing activities for the six months ended June 30, 2017 primarily consisted of a $15.0 million dividend payment, a $3.0 million repayment of the line of credit, and a $7.7 million of net repayments under the floor plan loan.

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

As of June 30, 2018, the Company had liquidity of approximately $35.6 million in cash and had working capital of approximately $57.6 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the six months ended June 30, 2018 and 2017, the Company invested approximately $1.3 million and $1.3 million in capital expenditures, respectively.

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

The M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the agreement) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the agreement).

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

As of June 30, 2018, there was $95.8 million outstanding under the M&T Floor Plan Line of Credit and $19.3 million outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the six months ended June 30, 2018, the Company had the following significant changes in its contractual and commercial commitments:

As a result of the repayment of the Company’s former term loan with Bank of America and the proceeds of $20,000 from the new term loan with M&T, the Company will make monthly principal payments in the amount of $242 until March 15, 2021. On March 15, 2021 the Company will make a payment of principal and interest of $11,300.

Off-Balance Sheet Arrangements

As of June 30, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

Although the Company cannot accurately anticipate the effect of inflation on its operations, it believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on the results of operations.

Cyclicality

Unit sales of RV vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns, the RV retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our largest location (Tampa).

The Company’s largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory. Although the Company believes that it has adequate insurance coverage, if the Company were to experience a catastrophic loss, the Company may exceed its policy limits, and/or may have difficulty obtaining similar insurance coverage in the future.

Critical Accounting Policies and Estimates

The Company prepares its condensed consolidated financial statements in accordance with GAAP, and in doing so, it has to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. The Company bases its estimates, assumptions and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the condensed consolidated financial statements, which, in turn, could change the results from those reported. The Company evaluates its critical accounting estimates, assumptions and judgments on an ongoing basis.

There has been no material change in the Company’s critical accounting policies from those previously reported and disclosed in its Annual Report.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On March 15, 2018, the Company completed the Mergers and the internal controls of Lazy Days’ R.V. Center, Inc. became the Company’s internal controls. The Company is engaged in the process of the design and implementation of its internal control over financial reporting in a manner commensurate with the scale of operations subsequent to the Mergers.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is a party to numerous legal proceedings that arise in the ordinary course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition and/or cash flows.

Item 1A – Risk Factors

There have been no material changes to the risk factors as previously disclosed on the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.1	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot (filed as Exhibit 10.15 with Amendment No. 2 to the Form S-1 filed with the SEC on May 22, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lazydays Holdings, Inc.

Dated August 10, 2018	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated August 10, 2018	/s/ NICHOLAS TOMASHOT
Nicholas Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

