Form 10-Q
period 2018-09-30
Lazydays Holdings, Inc.
filed 2018-11-09
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of November 8, 2018.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2018

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash	$37,401	$13,292
Receivables, net of allowance for doubtful accounts of $403 and $1,013 at September 30, 2018 and December 31, 2017, respectively	20,948	19,911
Inventories	127,213	114,170
Income tax receivable	2,999	-
Prepaid expenses and other	2,921	2,062
Total current assets	191,482	149,435

Property and equipment, net	76,970	45,669
Goodwill	29,501	25,216
Intangible assets, net	67,696	25,862
Deferred tax asset	-	144
Other assets	276	219
Total assets	$365,925	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands)

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$24,349	$25,181
Income tax payable	-	1,536
Dividends payable	1,210	-
Floor plan notes payable, net of debt discount	106,196	104,976
Contingent liability, current portion	-	667
Financing liability, current portion	676	595
Long-term debt, current portion	3,454	1,870
Total current liabilities	135,885	134,825

Long term liabilities
Financing liability, non-current portion, net of debt discount	60,482	53,680
Long term debt, non-current portion, net of debt discount	16,752	7,207
Deferred tax liability	20,370	-
Total liabilities	233,489	195,712

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of September 30, 2018; liquidation preference of $61,210 as of September 30, 2018	54,983	-

Stockholders’ Equity

Successor:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at September 30, 2018	-	-
Additional paid-in capital	79,184	-
Accumulated deficit	(1,731)	-

Predecessor:
Preferred stock, $0.001 par value 150,000 shares authorized:
Senior Preferred Stock, convertible and 8% cumulative dividend; 10,000 shares designated; -0- issued and outstanding; liquidation preference $0 at December 31, 2017	-	-
Common stock, $0.001 par value; 4,500,000 shares authorized; 3,333,331 and 3,333,166 shares issued and outstanding at December 31, 2017	-	3
Additional paid-in capital	-	49,756
Treasury stock, 165 shares, at cost	-	(11)
Retained earnings	-	1,085
Total stockholders’ equity	77,453	50,833
Total liabilities and stockholders’ equity	$365,925	$246,545

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for per share and per share data)

(Unaudited)

	Three Months		Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Revenues
New and pre-owned vehicles	$125,348	$126,796	$308,876	$119,111	$424,369
Other	17,035	16,778	39,526	14,828	53,928
Total revenue	142,383	143,574	348,402	133,939	478,297

Cost of revenues
New and pre-owned vehicles (including adjustments to the LIFO reserve of $884 ($2,863), $884, $148, and ($1,712), respectively)	108,333	104,989	264,345	101,830	362,496
Other	3,776	3,849	8,353	3,047	11,602
Total cost of revenues	112,109	108,838	272,698	104,877	374,098

Gross profit	30,274	34,736	75,704	29,062	104,199

Transaction costs	243	390	3,300	438	504
Depreciation and amortization	2,532	1,507	5,624	1,212	4,575
Stock-based compensation	2,857	171	5,986	140	412
Selling, general, and administrative expenses	23,793	23,380	52,878	22,200	72,713
Income from operations	849	9,288	7,916	5,072	25,995
Other income/expenses
(Loss)/Gain on sale of property and equipment	(9)	-	1	1	25
Interest expense	(2,428)	(2,255)	(5,346)	(2,019)	(6,710)
Total other expense	(2,437)	(2,255)	(5,345)	(2,018)	(6,685)
Income before income tax expense	(1,588)	7,033	2,571	3,054	19,310
Income tax expense	(1,141)	(2,750)	(2,766)	(718)	(7,427)
Net (loss) income	$(2,729)	$4,283	$(195)	$2,336	$11,883
Dividends on Series A Convertible Preferred Stock	(1,210)		(2,635)
Deemed dividend on Series A Convertible Preferred Stock	-		(3,392)
Net (loss) income attributable to common stock and participating securities	$(3,939)		$(6,222)

Succesor EPS:
Basic and diluted earnings per share	$(0.41)		$(0.64)
Weighted average shares outstanding - basic and diluted	9,668,250		9,668,250

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH SEPTEMBER 30, 2018

(Unaudited)

(Dollar amounts in thousands except for share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In capital	Accumulated deficit	Total Stockholders’ Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of benificial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	5,986	-	5,986
Dividends on Series A preferred stock			(2,635)	-	(2,635)
Net loss	-	-	-	(195)	(195)
Balance at September 30, 2018	8,471,608	$-	$79,184	$(1,731)	$77,453

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Cash Flows From Operating Activities
Net (loss) income	$(195)	$2,336	$11,883
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	5,986	140	412
Bad debt expense	403	-	444
Depreciation and amortization of property and equipment	3,870	1,058	4,016
Amortization of intangible assets	1,754	154	559
Amortization of debt discount and paid-in-kind interest	500	136	289
Gain on sale of property and equipment	(1)	(1)	(25)
Deferred income taxes	-	630	197
Changes in operating assets and liabilities:
Receivables	(6,482)	5,143	(8,116)
Inventories	6,529	1,435	25,528
Prepaid expenses and other	(770)	44	(86)
Income tax receivable/payable	(962)	(3,573)	4,007
Other assets	(75)	18	7
Accounts payable, accrued expenses and other liabilities	(2,857)	2,463	462

Total Adjustments	7,895	7,647	27,694

Net Cash Provided By Operating Activities	7,700	9,983	39,577

Cash Flows From Investing Activities
Cash paid for acquisitions	(92,478)	-	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	9,188	-	-
Proceeds from sales of property and equipment	41	-	122
Purchases of property and equipment	(1,431)	(694)	(2,578)

Net Cash Used In Investing Activities	(84,680)	(694)	(2,456)

Cash Flows From Financing Activities
Net borrowings under M&T bank floor plan	98,222	-	-
Repayment of Bank of America floor plan	(96,740)	-	-
Net (repayments)/borrowings under floor plan	-	(12,272)	(12,069)
Repayments of line of credit	-	-	(3,000)
Repayments under long term debt with Bank of America	(8,820)	(310)	(1,313)
Borrowings under long term debt with M&T bank	20,000	-	-
Repayment of long term debt with M&T bank	(1,455)	-	-
Net proceeds from the issuance of Series A preferred stock and warrants	57,650	-	-
Net proceeds from the issuance of common stock and warrants	32,719	-	-
Proceeds from financing liability	5,350	-	-
Repayments of financing liability	(285)	(144)	(346)
Dividend payments	(1,425)	-	(15,000)
Repayments of notes payable to Andina related parties	(761)	-	-
Repayments of acquisition notes payable	(52)	-	-
Payment of contingent liability - RV America acquisition	-	(667)	(1,333)
Loan issuance costs	(693)	-	(139)

Net Cash Provided by (Used In) Financing Activities	103,710	(13,393)	(33,200)

Net Increase (Decrease) In Cash	26,730	(4,104)	3,921

Cash - Beginning	10,671	13,292	4,158

Cash - Ending	$37,401	$9,188	$8,079

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$5,048	$2,182	$6,390
Cash paid during the year for income taxes net of refunds received	$3,728	$3,587	$3,221

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$114	$89	$401
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$4,910	$-	$-
Rental equipment purchased under floor plan	$-	$2,911	$-
Conversion of preferred stock into common stock	$-	$-	$2
Accrued dividends on Series A Preferred Stock	$1,210	$-	$-
Beneficial conversion feature on Series A Preferred Stock	$3,392	$-	$-
Warrants issued to Series A Preferred stockholders and investment bank	$2,660	$-	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$29,400	$-	$-
Note payable incurred in acquisitions	$1,755	$-	$-
Net assets acquired in the acquisition of Shorewood RV Center	$7,961	$-	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$106,391	$-	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (“Holdings”), a Delaware corporation, was originally formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp. (“Holdco”), a Delaware corporation and wholly-owned subsidiary of Andina, Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in six locations including one in the state of Florida, three in the state of Colorado, one in the state of Arizona, and one located in the state of Minnesota. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles. It also offers to its customers such ancillary services as extended service contracts, overnight campground, and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

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

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to September 30, 2018 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, and Lazydays of Minneapolis LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The condensed consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 and January 1, 2017 through September 30, 2017 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts, sales, and service is recognized on delivery of the service or product. Revenue from parts, sales, and service is recognized in other revenue in the accompanying condensed consolidated statements of operations.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying condensed consolidated statements of operations.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The Company recognized finance and insurance revenues, net of charge-backs, which is included in other revenue as follows (unaudited):

	Three Months		Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Gross finance and insurance revenues	$8,945	$7,793	$20,522	$7,483	$25,037
Charge-backs	(807)	(553)	(1,728)	(622)	(1,665)
Net Finance Revenue	$8,138	$7,240	$18,794	$6,861	$23,372

The Company has an accrual for charge-backs which totaled $2,959 and $2,373 at September 30, 2018 and December 31, 2017, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the condensed consolidated statements of operations.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $884 and $11,930 as of September 30, 2018 and December 31, 2017, respectively.

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

Successor

The estimated useful lives are 8 to 12 years for both the manufacturer and customer relationships.

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

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of operations.

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
	Three Months Ended September 30, 2018	Period From March 15, 2018 to September 30, 2018

(Dollars in thousands - except per share amounts)
Distributed earnings allocated to common stock	$-	$-
Undistributed earnings (loss) allocated to common stock	(3,939)	(6,222)
Net earnings (loss) allocated to common stock	(3,939)	(6,222)
Net earnings allocated to participating securities	-	-
Net income (loss) allocated to common stock and participating securities	$(3,939)	$(6,222)

Weighted average shares outstanding for basic earnings per common share	9,668,250	9,668,250
Dilutive effect of warrants and options	0	0
Weighted average shares outstanding for diluted earnings per common share	9,668,250	9,668,250

Basic earnings (loss) per common share	$(0.41)	$(0.64)
Diluted earnings (loss) per common share	$(0.41)	$(0.64)

During the Successor Periods from July 1, 2018 to September 30, 2018 and March 15, 2018 to September 30, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

	July 1, 2018 to September 30, 2018	March 15, 2018 to September 30, 2018

Basic Earnings/(Loss) per Share
Weighted average outstanding common shares	8,471,608	8,471,608
Weighted average shares held in escrow	(142,857)	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,668,250	9,668,250

For the Successor periods, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	July 1, 2018 to September 30, 2018	March 15, 2018 to September 30, 2018

Shares underlying Series A Convertible Preferred Stock	5,962,733	5,962,733
Shares underlying warrants	4,677,458	4,677,458
Stock options	3,658,421	3,658,421
Shares underlying unit purchase options	657,142	657,142
Share equivalents excluded from EPS	14,955,754	14,955,754

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred and totaled approximately $2,643 and $2,537 for the three months ended September 30, 2018 and 2017, respectively. Advertising and promotion costs totaled approximately $5,699 for the period from March 15, 2018 to September 30, 2018 (Successor Period). Advertising and promotion charges were $2,624 and $8,313 for the Predecessor periods from January 1, 2018 to March 14, 2018 and January 1, 2017 to September 30, 2017, respectively.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. From July 1, 2018 to September 30, 2018, four major manufacturers accounted for 29.9%, 24.9%, 21.5%, and 16.1% of RV purchases. During the Successor period from March 15, 2018 to September 30, 2018, four major manufacturers accounted for 29.2%, 28.8%, 17.4% and 15.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

During the Predecessor period from July 1, 2017 to September 30, 2017, four major manufacturers accounted for 27.6%, 26.2%, 25.8%, and 13.2% of RV purchases. During the Predecessor period from January 1, 2017 to September 30, 2017, four major manufacturers accounted for 29.8%, 25.9%, 22.4%, and 14.5% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida location and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three Months			Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Florida	64%	70%	70%	81%	76%
Colorado	25%	22%	21%	11%	16%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to September 30, 2018 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. Except as disclosed in Note 15 – Subsequent Events, the Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATION

Lazy Days’ R.V. Center, Inc.

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina right entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”). During the nine months ended September 30, 2018, the Company received $563 as a result of the settlement of the working capital adjustment and the amount was reflected as an adjustment to goodwill.

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

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Trade Names, Service Marks and Domain Names	$30,100	Indefinite
Customer Lists	$9,100	12 years
Dealer Agreements	$29,000	12 Years

Trade names and trademarks are indefinite-lived assets and are not subject to amortization. The value of trade names, trademarks, and customer relationships was determined utilizing the relief from royalty method. The Company determined the fair value of the manufacturer relationships utilizing a discounted cash flow model.

Direct transaction related costs consist of costs incurred in connection with the Merger Agreement. These costs totaled $2,730 for the period from March 15, 2018 to September 30, 2018 which primarily consisted of the business combination expenses of Andina that were contingent upon the completion of the Mergers. These costs total $381 for the period from January 1, 2018 to March 14, 2018.

Shorewood RV Center

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center (“Shorewood”). The Company simultaneously entered into a real estate purchase agreement with the owners of Shorewood RV Center for the land and building at the Shorewood RV Center location. The purchase price consisted of cash and a note payable to the seller of Shorewood RV Center, subject to a final working capital adjustment. The note payable is a three year note which matures on August 7, 2021, which requires monthly payments of $52 in principal and interest. The note bears interest at 4.75% per annum. As part of the acquisition, the Company acquired the inventory of Shorewood RV Center and has added the inventory to the M&T Floor Plan Line of Credit. The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party (See Note 7).

The Company accounted for the asset purchase agreement as a business combination using the purchase method of accounting as it was determined that Shorewood RV Center constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed as of the date of the acquisition as follows:

Inventories	$9,274
Prepaid expenses and other	136
Property and equipment	5,921
Intangible assets	1,250
Total assets acquired	16,581

Accounts payable, accrued expenses and other current liabilities	277
Floor plan notes payable	9,335
Total liabilities assumed	9,612

Net assets acquired	$6,969

Purchase Price:
Cash consideration paid	$6,300
Due from Shorewood for working capital adjustment	(98)
Note payable issued to the owners of Shorewood RV Center	1,755
$7,957

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood RV Center. Goodwill associated with the transaction is detailed below:

As of August 7, 2018
Total consideration	$7,957
Less net assets acquired	$6,969
Goodwill	$988

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$50	$8
Dealer Agreements	$1,200	$8

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood RV Center had been consummated on January 1, 2017.

	Pro Forma Combined Statements of Operations
	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenue	$144,198	$150,401	$497,852	$499,245
(Loss) income before income taxes	$(811)	$6,670	$9,358	$17,175
Net (loss) income	$(2,115)	$3,996	$4,745	$10,196

The Company adjusted the combined income of Lazydays RV with Andina and Shorewood and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

Total goodwill from all acquisitions that is deductible for tax purposes was determined to be $7,427.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor	Predecessor
	As of	As of
	September 30, 2018	December 31, 2017
	(Unaudited)
New recreational vehicles	$93,190	$89,668
Pre-owned recreational vehicles	30,409	31,378
Parts, accessories and other	4,498	5,054
	128,097	126,100
Less: excess of current cost over LIFO	(884)	(11,930)
	$127,213	$114,170

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
Land	$15,555	$10,366
Building and improvments including leasehold improvements	55,129	41,890
Furniture and equipment	3,975	14,753
Company vehicles and rental units	5,197	3,612
Construction in progress	962	396
	80,818	71,017

Less: Accumulated depreciation and amortization	(3,848)	(25,348)
	$76,970	$45,669

Depreciation and amortization expense is set forth in the table below (unaudited):

	Three months		Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017
Depreciation and amortization	$1,704	$1,320	$3,870	$1,058	$4,016

NOTE 6 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	Successor			Predecessor
	As of September 30, 2018 (Unaudited)			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value

Amortizable intangible assets:	$30,200	$1,342	$28,858	$11,100	$3,238	$7,862
Manufacturer relationships	9,150	412	8,738	1,300	1,300	-
Customer relationships	39,350	1,754	37,596	12,400	4,538	7,862

Non-amortizable intangible assets:	30,100	-	30,100	18,000	-	18,000
Trade names and trademarks	$69,450	$1,754	$67,696	$30,400	$4,538	$25,862

Amortization expense is set forth in the table below (unaudited):

	Three Months		Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Amortization	$828	$187	$1,754	$154	$559

Estimated future amortization expense is as follows:

Years ending
2018 (3 months)	$832
2019	3,331
2020	3,331
2021	3,331
2022	3,331
Thereafter	23,440
$37,596

As of September 30, 2018, the weighted average remaining amortization period was 11.4 years.

NOTE 7 – FINANCING LIABILITY

On December 23, 2015, the Predecessor sold certain land, building and improvements for $56,000 and as a result the Successor is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.3% per annum. At the conclusion of the 20-year lease period, the financing liability residual will be $11,000, which will correspond to the carrying value of the land.

On August 7, 2018, the Successor sold certain land, building and improvements for $5,350 and is leasing back the property from the purchaser over a non-cancellable period of 20 years (See Note 3). The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.9% per annum. At the conclusion of the 20-year lease period, the financing liability residual will be $1,780, which will correspond to the carrying value of the land.

The financing liabilities, net of debt discount, is summarized as follows:

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
Financing liability	$61,236	$55,158
Debt discount	(78)	(883)
Financing liability, net of debt discount	61,158	54,275
Less: current portion	676	595
Financing liability, non-current portion	$60,482	$53,680

The future minimum payments required by the arrangements are as follows:

Years ending December 31,	Principal	Interest	Total Payment
2018 (3 months)	$147	$1,126	$1,273
2019	713	4,472	5,185
2020	875	4,414	5,289
2021	1,051	4,344	5,395
2022	1,242	4,261	5,503
Thereafter	44,427	39,561	83,988
	$48,455	$58,178	$106,633

NOTE 8 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	As of	As of
	September 30,	December 31,
	2018	2017
	(Unaudited)
Accounts payable	$10,469	$12,394
Other accrued expenses	3,912	2,893
Customer deposits	2,084	3,999
Accrued compensation	4,562	3,211
Accrued charge-backs	2,959	2,373
Accrued interest	363	311
Total	$24,349	$25,181

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

As of September 30, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of September 30, 2018, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $6,585 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

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

The M&T Floor Plan Line of Credit consists of the following as of September 30, 2018:

Successor
As of September 30, 2018
(unaudited)
Floor plan notes payable, gross	$106,659
Debt discount	(463)
Floor plan notes payable, net of debt discount	$106,196

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

Long-term debt consists of the following as of September 30, 2018:

	Successor
	As of September 30, 2018
	(Unaudited)
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan	$18,548	$(46)	$18,502
Acquisition note payable (See Note 3)	1,703	-	1,703
Capital lease obligation-equipment	1	-	1
Total long-term debt	20,252	(46)	20,206
Less: current portion	3,454	-	3,454
Long term debt, non-current	$16,798	$(46)	$16,752

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended September 30, 2018, there were no outstanding borrowings under the M&T Revolver.

NOTE 10 – INCOME TAXES

The Company recorded federal and state income tax expense of $1,141 and $2,750 for the three months ended September 30, 2018 and September 30, 2017, respectively which represents effective tax rates of approximately (72%) and 39%, respectively.

The Company recorded a provision for federal and state income taxes of $2,766 for the Successor Period from March 15, 2018 to September 30, 2018, $718 for the Predecessor periods from January 1, 2018 to March 14, 2018 and $7,427 for the nine months ended September 30, 2017, respectively, which represent effective tax rates of approximately 107%, 24%, and 38%, respectively.

Due to the Tax Cuts and Jobs Act, the Company’s federal income tax rate decreased from 35% in 2017 to 21% in 2018. The Company’s 2017 effective tax rates differ from the federal statutory rate of 35% primarily due to local and state income tax rates, net of the federal tax effect. The Company’s 2018 effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of certain transaction costs and stock-based compensation expense as computed in the table below for the period from March 15, 2018 to September 30, 2018:

Statutory federal rate	21%

State income taxes	4%
Non-deductible management compensation including incentive stock option expense	72%
Non-deductible business combination expenses	9%
Other	1%
107%

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

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer (“CEO”) and the former Chief Financial Officer (“CFO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the CEO and the former CFO provide for initial base salaries of $540 and $325, respectively, subject to annual discretionary increases. In addition, each executive is eligible to participate (was eligible to participate in the case of the former CFO) in any employee benefit plans adopted by the Company from time to time and is eligible (was eligible to receive in the case of the former CFO) to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary and the former CFO’s target bonus was 75% of her base salary. The employment agreements also provide that each executive is to be granted an option to purchase shares of common stock of the Company (See Note 14).

The employment agreements provide that if the executive is terminated for any reason, he or she is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to (i) two times base salary and average bonus for the CEO and (ii) one times base salary and average bonus for the former CFO.

On April 30, 2018, the former CFO announced her voluntary resignation from the Company, effective May 11, 2018.

Subsequent to March 31, 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “new CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The new CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). He was also provided with a relocation allowance of $100 which the new CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company, pursuant to the terms of the offer letter (See Note 14).

Director Compensation

The Company’s non-employee members of the board of directors will receive annual cash compensation of $50 for serving on the board of directors, $5 for serving on a committee of the board of directors (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the board of directors.

Legal Proceedings

The Company is a party to multiple legal proceedings that arise in the ordinary course of business. The Company has certain insurance coverage and rights of indemnification. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows.

Operating Leases

The Company leases various land, office and dealership equipment under non-cancellable operating leases. These leases have terms ranging from 36 months to 48 months and expire through 2022.

Rent expense associated with operating leases was as follows (unaudited):

	Three Months		Nine Months
	Successor	Predecessor	Successor	Predecessor
	July 1, 2018 to September 30, 2018	July 1, 2017 to September 30, 2017	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to September 30, 2017

Rent expense	$725	$854	$1,614	$626	$2,576

Transaction Incentive Plan

On January 30, 2017, the Company’s Board of Directors approved the Company’s Transaction Incentive Plan, which provided incentives to eight directors and employees of the Company upon the consummation of a qualifying sale transaction. The Transaction Incentive Plan expires on October 31, 2020. To the extent the proceeds received in a qualifying sale transaction exceed certain specified thresholds (the “Excess Amount”), participants in the Transaction Incentive Plan who met the specified service requirements were entitled to a cash and stock award on the closing date of the qualifying sale transaction equal to their awarded percentage of the Excess Amount. The cash and stock awards were paid from the consideration of the qualifying sale transaction. The Mergers (see Note 3) represented a qualifying sale transaction that resulted in the payment to plan participants of an aggregate of $1,510 of cash (including amounts held in escrow) and 51,896 shares of Holdings’ common stock with a value of $534 based on the March 15, 2018 closing price of $10.29 per Andina share. As of the date of the Mergers, an additional $250 was set to be paid in cash and stock upon the release of amounts held in escrow under the Merger Agreement. On May 15, 2018, $40 was released from escrow pursuant to the working capital adjustment.

NOTE 13 – PREFERRED STOCK

Simultaneous with the closing of the Mergers, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60,000. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The amount of the Series A Preferred Stock includes 500,000 shares owned by funds managed by a member of the Company’s Board of Directors.

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

On June 19, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,425 for the period from March 15, 2018 to March 31, 2018 and for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 2, 2018 to the holders as of June 30, 2018. On September 20, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,210 for the period from July 1, 2018 to September 30, 2018. The dividend was paid on October 1, 2018 to the holders of Series A Preferred Stock as of September 30, 2018.

NOTE 14 – STOCKHOLDERS’ EQUITY

Successor

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the Board. See Note 13 for additional information associated with the Series A Preferred Stock.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares then outstanding on a fully diluted basis. As of September 30, 2018, there were 166,145 shares available to be issued under the 2018 Plan.

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

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options are exercisable at $10.00 per unit, as a result of the Merger described in Note 3 and they expire on November 24, 2020. The Unit Purchase Options represent the right to purchase an aggregate of 457,142 shares of common stock (which includes 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options grant to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants.

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

Additionally, warrants to purchase 2,522,458 shares of common stock were issued with the PIPE Investment, including warrants issued to the placement agent but excluding prefunded warrants.

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding March 15, 2018	-	$-
Granted	4,677,458	$11.50
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding September 30, 2018	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share. The table also excludes warrants to purchase 200,000 shares of common stock which are issuable upon exercise of the Unit Purchase Options.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 15, 2018	-	$-
Granted	4,271,128	$11.10
Cancelled or terminated	(612,707)	$11.08
Exercised	-	$-
Options outstanding at September 30, 2018	3,658,421	$11.10	4.49	$-
Options vested at September 30, 2018	-	$-	-	$-

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

The expense recorded for awards with market conditions was $2,832 during the three months ended September 30, 2018 and $5,935 during the Successor period from March 15, 2018 to September 30, 2018, which is included in operating expenses in the condensed consolidated statements of operations.

Awards with Service Conditions

On March 16, 2018, the Company granted five-year stock options to purchase an aggregate of 99,526 shares at an exercise price of $11.10 per share to the non-employee directors of the Company, pursuant to the 2018 Plan. These options vest over three years with one-third vesting on each of the respective anniversary dates.

On March 23, 2018, stock options to purchase 14,218 shares of common stock that had been issued to one non-employee director were canceled, while new five-year options to purchase 15,123 shares of common stock at an exercise price of $10.40 per share were issued to certain investment funds that employed the non-employee director pursuant to an arrangement between the same non-employee director and the investment adviser to the funds. The new options vest over three years with one-third vesting on each of the respective anniversary dates. On May 31, 2018, the non-employee director resigned as a director of the Company and as a result the options to purchase 15,123 shares of common stock were forfeited.

The $350 fair value of these awards was determined using the Black-Scholes option pricing model based on a 3.5 year expected life, a risk-free rate of 2.42%, an annual dividend yield of 0%, and an annual volatility of 39%. The expense is being recognized over the three-year vesting period. The expense recorded for these awards was $25 during the three months ended September 30, 2018 and $53 during the Successor period from March 15, 2018 to September 30, 2018, which is included in operating expenses in the condensed consolidated statements of operations. The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

As of September 30, 2018, total unrecorded compensation cost related to non-vested awards was $9,222 which is expected to be amortized over a weighted average service period of approximately 1.22 years. The weighted average grant date fair value of awards issued during the Successor period was $4.16 per share.

Predecessor

Stock Options

The Company recognized stock-based compensation expense of $140 and $171 related to the 2017 Stock Option Plan for the period from January 1, 2018 to March 14, 2018 and the period from July 1, 2017 to September 30, 2017, respectively, which is included within operating expenses on the condensed consolidated statements of operations. The Company recorded $412 related to the 2017 Stock Option Plan for the nine months ended September 30, 2017 which is included within operating expenses on the condensed consolidated statements of operations.

On March 15, 2018, as a result of the consummation of the Mergers (see Note 3), the vesting of the existing options accelerated and the option holders of the Predecessor became entitled to receive an aggregate of $2,636, of which $1,500 was distributable in cash and $530 was distributable in the form of 51,529 shares of common stock. An additional amount will be paid to the option holders in cash and stock upon the release of the amounts held in escrow under the Merger Agreement. These payments were allocated from the purchase consideration due to the sellers being associated with the business combination. On May 15, 2018, $109 was released from escrow as part of the working capital adjustment. As of September 30, 2018, $4,250 of cash and 142,857 shares of common stock was held in escrow for indemnification.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns. These fluctuations can be caused by inflation, including as the result of tariffs, as well as increasing interest rates.

●	The Company’s business is seasonal and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under the M&T Credit Facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s M&T Facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot provide assurance that third party lending institutions will continue to provide financing for RV purchases.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor requirements.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Changes in regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s ability to request indemnification from the stockholders for damages arising out of the business combination with Andina are limited in certain instances to those claims where damages exceed $1.0 million and is limited to the cash and shares placed in escrow.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

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

Company History

Andina was formed as an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

From the consummation of the initial public offering of Andina until October 27, 2017, Andina was searching for a suitable target business to acquire. On October 27, 2017, a Merger Agreement was entered into by and among Andina, Andina II Holdco Corp., a Delaware corporation and wholly owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. and solely for certain purposes set forth in the Merger Agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazy Days’ R.V. Center, Inc. with and into Merger Sub with Lazy Days’ R.V. Center, Inc. surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, Holdco held an extraordinary general meeting of the shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, the Mergers were closed. In connection with the Mergers, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the business of Holdco. As a result of the Mergers, the Company’s stockholders and the shareholders of Andina became stockholders of Holdco and the Company changed the name of Holdco to “Lazydays Holdings, Inc.”

For the purposes of this Management Discussion and Analysis of Financial Condition and Results of Operations, the Company combined the results of Lazy Days’ R.V. Center, Inc. (the “Predecessor”) for the period from January 1, 2018 to March 14, 2018 with the results of Lazydays Holdings, Inc. (the “Successor”) for the period from March 15, 2018 to September 30, 2018.

Our Business

The Company operates Recreation Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV AuthorityTM , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also operates RV dealerships in Tucson, Arizona, Minneapolis, Minnesota, and three cities in Colorado, Loveland, Denver and Longmont. Lazydays offers the largest selection of RV brands in the nation featuring more than 2,700 new and pre-owned RVs. The Company has over 300 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Florida, Colorado, and Minnesota and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 800 people at the six facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from every state except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages customized customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

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

M&T Credit Facility (amounts in thousands)

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

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and only $4,500 may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the higher of M&T’s prime rate, the federal funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

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

As of September 30, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility.

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

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and other revenues. During the three and nine months ended September 30, 2018 and 2017, the Company derived its revenues from these categories in the following percentages:

	Percentages of Revenues
	Successor	Predecessor	Combined Successor and Predecessor	Predecessor
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
New vehicles	56.0%	54.3%	55.5%	54.5%
Pre-owned vehicles	32.0%	34.0%	33.3%	34.2%
Other	12.0%	11.7%	11.2%	11.3%
	100.0%	100.0%	100.0%	100.0%

The Company believes that it operates the nation’s largest single point of distribution for RVs and a primary retail outlet for most of the leading manufacturers in the industry. New and pre-owned RV sales accounted for approximately 88% to 89% of total revenues in each of the three and nine month periods ended September 30, 2018 and 2017. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins. Gross profit is total revenue less total costs applicable to revenue. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% to 97% of the cost of revenues for the three and nine month periods ended September 30, 2018 and 2017. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended September 30, 2018 and 2017, gross profit was $30,274 and $34,736, respectively, and gross margin was 21.3% and 24.2% in each of the three month periods. For the three months ended September 30, 2018 and 2017, excluding the impact of LIFO adjustments, gross profit was $31,158 and $31,873, and gross margin was 21.9% and 22.2%, respectively. For the nine months ended September 30, 2018 and 2017, gross profit was $104,766 and $104,199, respectively, and gross margin was 21.7% and 21.8%, respectively. For the nine months ended September 30, 2018 and 2017, excluding the impact of LIFO adjustments, gross profit was $105,798 and $102,487 and gross margin was 21.9% and 21.4%, respectively. The Company’s gross margins on pre-owned vehicles are typically higher than gross margins on new vehicles, on a percentage basis.

During the three months ended September 30, 2018 and 2017, gross margins were also favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined revenues were 12.0% and 11.7%, respectively, of total revenues during the three months ended September 30, 2018 and 2017. During the nine months ended September 30, 2018 and 2017, other revenue was 11.2% and 11.3% of total revenues.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 53% of total selling, general and administrative expenses. We expect this percentage may decrease due to additional non-cash expenses such as stock-based compensation and depreciation and amortization expense.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2018 and 2017, SG&A, excluding transaction costs, stock-based compensation, and depreciation and amortization as a percentage of gross profit was 78.6% and 67.3%, respectively. For the nine months ended September 30, 2018, SG&A, excluding transaction costs, as a percentage of gross profit was 71.7% and 69.8%, respectively. For the three months ended September 30, 2018 and 2017, excluding the effect of transaction costs, LIFO adjustments, stock based compensation and depreciation and amortization expense, SG&A as a percentage of gross profit was 76.4% and 73.4%, respectively. For the nine months ended September 30, 2018 and 2017, excluding the effect of transaction costs, LIFO adjustments, stock based compensation and depreciation and amortization expense, SG&A as a percentage of gross profit was 71.0% and 70.9%, respectively. The Company’s SG&A expenses have increased compared to prior periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations. In addition, as the Company executes its growth strategy the Company may acquire intangible assets and property, plant, and equipment. The related depreciation and amortization expense may negatively impact our SG&A expenses as a percentage of gross margin.

Adjusted EBITDA. Adjusted EBITDA is a not a U.S. Generally Accepted Accounting Principle (“GAAP”) financial measure, but it is one of the primary non-GAAP measures management uses to evaluate the financial performance of the business. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in the RV industry. The Company uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

The Company defines Adjusted EBITDA as net income excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and gain or loss on sale of property and equipment. The Company defines Adjusted EBITDA Margin as Adjusted EBITDA as a percentage of revenue. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net(loss) income, a reconciliation of Adjusted EBITDA Margin to net (loss) income margin, and a further discussion of how the Company utilizes this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

Three Months

The following table sets forth information comparing the components of net (loss) income for the three months ended September 30, 2018 and 2017.

Summary Financial Data

(in thousands)

	Successor	Predecessor
	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

Revenues
New and pre-owned vehicles	$125,348	$126,796
Other	17,035	16,778
Total revenue	142,383	143,574

Cost of revenues
New and pre-owned vehicles (including adjustments to the LIFO reserve of $884 and ($2,863) for the three months ended September 30, 2018 and 2017, respectively.)	108,333	104,989
Other	3,776	3,849
Total cost of revenues	112,109	108,838

Gross profit	30,274	34,736

Transaction costs	243	390
Depreciation and amortization expense	2,532	1,507
Stock-based compensation expense	2,857	171
Selling, general, and administrative expenses	23,793	23,380
Income from operations	849	9,288
Other income/expenses
Gain on sale of property and equipment	(9)	-
Interest expense	(2,428)	(2,255)
Total other expense	(2,437)	(2,255)
Income before income tax expense	(1,588)	7,033
Income tax expense	(1,141)	(2,750)
Net (loss) income	$(2,729)	$4,283

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Revenue

Revenue decreased by approximately $1.2 million, or 0.8%, to $142.4 million from $143.6 million for the three months ended September 30, 2018 and 2017, respectively.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales decreased by approximately $1.5 million, or 1.1%, to $125.3 million from $126.8 million for the three months ended September 30, 2018 and 2017, respectively.

Revenue from new vehicle sales increased by approximately $1.8 million, or 2.3%, to $79.8 million from $78.0 million for the three months ended September 30, 2018 and 2017, respectively. This was due to a small increase in the average selling price per unit sold from $71,300 for the three months ended September 30, 2017 as compared to $73,600 for the three months ended September 30, 2018. This increase was partially offset by a decrease in number of new vehicle units sold from 1,091 during the three months ended September 30, 2017 to 1,076 during the three months ended September 30, 2018.

Revenue from pre-owned vehicle sales decreased by approximately $3.2 million, or 6.6%, to $45.6 million from $48.8 million for the three months ended September 30, 2018 and 2017, respectively. This was due to a decrease in the number of pre-owned vehicles sold from 728 to 725, excluding wholesale units sold. The decrease was due to a decline in pre-owned motorized vehicle units sold. After excluding the effect of wholesale sales, in addition to the decrease in the number of units sold, the average selling price per unit sold decreased from approximately $63,200 per unit, for the three months ended September 30, 2017 as compared to $59,800 per unit the three months ended September 30, 2018, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and other revenues. Other revenue increased by approximately $0.2 million, or 1.5%, to $17.0 million from $16.8 million for the three months ended September 30, 2018 and 2017, respectively.

As a component of other revenue, excluding e-commerce revenue from 2017, sales of parts, accessories and related services increased by approximately $0.2 million, or 2.4%, to $7.2 million from $7.0 million due to increased volume. Revenues from the Company’s e-commerce business were $0.9 million during the three months ended September 30, 2017. There were no revenues from e-commerce sales in 2018 as the Company no longer operates an e-commerce business.

Finance and insurance revenue increased by approximately $0.9 million, or 12.4%, to $8.1 million from $7.2 million for the three months ended September 30, 2018 as compared to September 30, 2017, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and other revenue, which includes RV rental revenue, remained flat at approximately $1.7 million for each three month period presented.

Gross Profit

Gross profit consists of gross revenues less cost of revenues, including cost of sales and services. Gross profit decreased by approximately $4.4 million, or 12.8%, to $30.3 million from $34.7 million for the three months ended September 30, 2018 and 2017, respectively. This decrease was primarily attributable to LIFO adjustments and the decrease in unit sales, including the decline in pre-owned motorized vehicle sales which carry higher margins than new motorized vehicle sales. Excluding the impact of LIFO adjustments, gross profit decreased by approximately $0.7 million, or 2.2%, to $31.2 million from $31.9 million for the three months ended September 30, 2018 and 2017, respectively.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased $4.8 million, or 22.0%, to $17.0 million from $21.8 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in new and pre-owned vehicle gross profit is primarily attributable to adjustments of inventory to LIFO of $0.9 million and ($2.8 million) for the three months ended September 30, 2018 and 2017, respectively resulting in an overall decrease of $3.7 million. In the absence of the LIFO adjustments, gross profit was $17.9 million and $19.0 million for the three months ended September 30, 2018 and 2017, respectively. The remainder of the decrease is attributable to decrease in units sold and the decrease in the average selling price of pre-owned motorized vehicles due to the decline in pre-owned motorized vehicle units sold.

Other Gross Profit

Other gross profit increased by $0.4 million, or 2.6% to $13.3 million from $12.9 million for the three months ended September 30, 2018 and 2017 due to increases in finance and insurance revenue.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased 1.8% to $23.8 million during the three months ended September 30, 2018, from $23.4 million during the three months ended September 30, 2017 primarily due to expenses of the newly acquired Minnesota location. In addition, there was an increase in non-cash expenses including stock-based compensation of $2.7 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also a $0.4 million increase in depreciation expense and a $0.6 million increase in amortization expense primarily as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Excluding these expenses and the impact of LIFO adjustments, SG&A as a percentage of gross profit was 76.4% for the three months ended September 30, 2018 as compared to 73.4% for the three months ended September 30, 2017.

Interest Expense

Interest expense increased marginally by approximately $0.1 million to $2.4 million from $2.3 million for the three months ended September 30, 2018 and 2017, respectively.

Income Taxes

Income tax expense decreased to $1.1 million during the three months ended September 30, 2018 from income tax expense of $2.8 million during the same period of 2017, due to the decrease in taxable income.

Nine Months

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2018 and 2017.

Summary Financial Data

(in thousands)

	Combined Successor and Predecessor	Predecessor
	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Revenues
New and pre-owned vehicles	$427,987	$424,369
Other	54,354	53,928
Total revenue	482,341	478,297

Cost of revenues
New and pre-owned vehicles (including adjustments to the LIFO reserve of $1,032 and ($1,712) for the nine months ended September 30, 2018 and 2017, respectively.	366,175	362,496
Other	11,400	11,602
Total cost of revenues	377,575	374,098

Gross profit	104,766	104,199

Transaction costs	3,738	504
Depreciation and amortization expense	6,838	4,575
Stock-based compensation expense	6,129	412
Selling, general, and administrative expenses	75,073	72,713
Income from operations	12,988	25,995
Other income/expenses
Gain on sale of property and equipment	2	25
Interest expense	(7,365)	(6,710)
Total other expense	(7,363)	(6,685)
Income before income tax expense	5,625	19,310
Income tax expense	(3,484)	(7,427)
Net income	$2,141	$11,883

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Revenue

Revenue increased by approximately $4.0 million, or 0.8%, to $482.3 million from $478.3 million for the nine months ended September 30, 2018 and 2017, respectively.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $3.6 million, or 0.9%, to $428.0 million from $424.4 million for the nine months ended September 30, 2018 and 2017, respectively.

Revenue from new vehicle sales increased by approximately $6.6 million, or 2.6%, to $267.5 million from $260.9 million for the nine months ended September 30, 2018 and 2017, respectively. There was an 5% increase in the number of new vehicles sold from 3,360 to 3,531. Increases in volume were offset by a 3% decrease in the average selling price per unit sold to approximately $75,300 per unit for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This was primarily due to a shift in sales mix toward towable units.

Revenue from pre-owned vehicle sales decreased by approximately $3.0 million, or 1.9%, to $160.5 million from $163.5 million for the nine months ended September 30, 2018 and 2017, respectively. This was primarily due to a $3.7 million decrease in wholesale sales. Excluding wholesale units, there was a decrease in the number of pre-owned vehicles sold from 2,549 to 2,430. After excluding the effect of wholesale sales, decreases in volume were offset by a 6% increase in the average selling price per unit sold to $62,900 during the nine months ended September 30, 2018.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and other revenues. Other revenue increased by approximately $0.5 million, or 0.8%, to $54.4 million from $53.9 million for the nine months ended September 30, 2018 and 2017, respectively.

As a component of other revenue, excluding e-commerce business from 2017, sales of parts, accessories and related services increased by approximately $0.7 million, or 3.1%, to $23.2 million from $22.5 million due to increased volume. During the nine months ended September 30, 2017, the Company generated e-commerce revenue of approximately $2.6 million. During 2018, the Company did not generate revenue from the e-commerce business as it no longer operates an e-commerce business.

Finance and insurance revenue increased by approximately $2.3 million, or 9.8%, to $25.7 million from $23.4 million for the nine months ended September 30, 2018 as compared to September 30, 2017, respectively, primarily due to higher penetration rates and higher per vehicle revenue.

Campground and other revenue, which includes RV rental revenue, remained flat at approximately $5.5 million for the nine-month periods presented.

Gross Profit

Gross profit consists of gross revenues less cost of revenues, including cost of sales and services. Gross profit increased by approximately $0.6 million, or 0.5%, to $104.8 million from $104.2 million for the nine months ended September 30, 2018 and 2017, respectively. Excluding the impact of LIFO adjustments, gross profit increased by $3.3 million, or 3.2%, to $105.8 million from $102.5 million for the nine months ended September 30, 2018 and 2017, respectively.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased 0.1% to $61.8 million from $61.9 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in new and pre-owned vehicle gross profit despite the $3.7 million increase in sales is attributable to the adjustment to our LIFO reserves of $1.0 million and ($1.7) million for the nine months ended September 30, 2018 and 2017 respectively resulting in a $2.7 million decrease in gross profit. Excluding LIFO adjustments, gross profit would be $62.8 million and $60.2 million for the nine months ended September 30, 2018 and 2017, respectively.

Other Gross Profit

Other gross profit increased slightly to $43.0 million from $42.3 million for the nine months ended September 30, 2018 and 2017, respectively. The increase was primarily due to the increased finance and insurance revenues offset by the decrease in gross profit from the Company’s e-commerce business of $0.3 million.

Selling, General and Administrative Expenses

SG&A expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased 3.2% to $75.1 million during the nine months ended September 30, 2018, from $72.7 million during the nine months ended September 30, 2017 due to increased payroll expenses, increased advertising expenses, and other expenses from the newly acquired Minnesota location. In addition, there was an increase in non-cash expenses including stock-based compensation of $5.7 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also an increase of $0.9 million in depreciation expense and a $1.3 million increase in amortization expense as a result of the valuation of fixed assets and intangibles assets primarily associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Excluding these expenses and the impact of LIFO adjustments, SG&A as a percentage of gross profit was 71.0% for the nine months ended September 30, 2018 as compared to 70.9% for the nine months ended September 30, 2017.

Interest Expense

Interest expense increased by approximately $0.7 million to $7.4 million from $6.7 million for the nine months ended September 30, 2018 and 2017, respectively. This was due to the transition from Bank of America to M&T and the increase in the M&T Term Loan from the previous Bank of America debt.

Income Taxes

Income tax expense decreased to $3.5 million during the nine months ended September 30, 2018 from $7.4 million during the same period of 2017, due to the decrease in pre-tax income.

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

EBITDA is defined as net income (loss) excluding depreciation and amortization, interest expense, interest income and income tax expense.

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization, non-floor plan interest expense, interest income, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs, and gain or loss on sale of property and equipment.

Reconciliations from Net (Loss) Income per the Condensed Consolidated Statements of Operations to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017 are shown in the tables below.

	Successor	Predecessor
	Three Months Ended September 30,
	2018	2017

EBITDA and Adjusted EBITDA
Net (loss) income	$(2,729)	$4,283
Interest expense, net	2,428	2,255
Depreciation and amortization of property and equipment	1,704	1,320
Amortization of intangible assets	828	187
Income tax expense	1,141	2,750
Subtotal EBITDA	3,372	10,795
Floor plan interest	(1,066)	(912)
LIFO adjustment	884	(2,863)
Transaction costs	243	390
Loss on sale of property and equipment	9	-
Severance costs	-	-
Stock-based compensation	2,857	171
Adjusted EBITDA	$6,299	$7,581

	Successor	Predecessor
	Three Months Ended September 30,
	2018	2017

EBITDA margin and Adjusted EBITDA margin
Net (loss) income margin	-1.9%	3.0%
Interest expense, net	1.7%	1.6%
Depreciation and amortization of property and equipment	1.2%	0.9%
Amortization of intangible assets	0.6%	0.1%
Income tax expense	0.8%	1.9%
Subtotal EBITDA margin	2.4%	7.5%
Floor plan interest	-0.7%	-0.6%
LIFO adjustment	0.6%	-2.0%
Transaction costs	0.2%	0.3%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs	0.0%	0.0%
Stock-based compensation	2.0%	0.1%
Adjusted EBITDA	4.4%	5.3%

	Combined Successor and Predecessor	Predecessor
	Nine Months Ended September 30,
	2018	2017

EBITDA and Adjusted EBITDA
Net income	$2,141	$11,883
Interest expense, net	7,365	6,710
Depreciation and amortization of property and equipment	4,928	4,016
Amortization of intangible assets	1,908	559
Income tax expense	3,484	7,428
Subtotal EBITDA	19,826	30,596
Floor plan interest	(3,050)	(2,847)
LIFO adjustment	1,032	(1,712)
Transaction costs	3,738	504
Gain on sale of property and equipment	(2)	(25)
Severance costs	79	325
Stock-based compensation	6,126	412
Adjusted EBITDA	$27,749	$27,253

	Combined Successor and Predecessor	Predecessor
	Nine Months Ended September 30,
	2018	2017

EBITDA margin and Adjusted EBITDA margin
Net income margin	0.4%	2.5%
Interest expense, net	1.5%	1.4%
Depreciation and amortization of property and equipment	1.0%	0.8%
Amortization of intangible assets	0.4%	0.1%
Income tax expense	0.7%	1.6%
Subtotal EBITDA margin	4.1%	6.4%
Floor plan interest	-0.6%	-0.6%
LIFO adjustment	0.2%	-0.4%
Transaction costs	0.8%	0.1%
Gain on sale of property and equipment	0.0%	0.0%
Severance costs	0.0%	0.1%
Stock-based compensation	1.3%	0.1%
Adjusted EBITDA margin	5.8%	5.7%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Combined Successor and Predecessor	Predecessor
	Nine Months Ended September 30,
	2018	2017
Net income	$2,141	$11,883
Non cash adjustments	14,629	5,892
Changes in operating assets and liabilities	913	21,802
Net cash provided by operating activities	17,683	39,577

Net cash used in investing activities	(85,374)	(2,456)
Net cash provided by (used in) financing activities	90,317	(33,200)
Net increase in cash	$22,626	$3,921

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $17.7 million during the nine months ended September 30, 2018, compared to cash provided by operating activities of approximately $39.6 million for the nine months ended September 30, 2017. Net income decreased by approximately $9.7 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Adjustments for non-cash expenses, included in net income, increased $8.7 million to $14.6 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2018, there was approximately $0.9 million of cash generated by changes in operating assets and liabilities as compared to $21.8 million of cash provided by changes in operating assets and liabilities during the nine months ended September 30, 2017. The fluctuations in assets and liabilities were primarily due to the decrease in inventory of $25.5 million during the nine months ended September 30, 2017. These inventory decreases took place in the first and second quarter of 2017 as the company actively managed its inventory levels down.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $85.4 million during the nine months ended September 30, 2018, compared to approximately $2.5 million for the nine months ended September 30, 2017. The Company used net cash of approximately $83.2 million for the acquisition of Lazy Days’ R.V. Center, Inc. and Shorewood RV Center as well as the purchase of property and equipment of approximately $2.1 million during the nine months ended September 30, 2018.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $90.3 million during the nine months ended September 30, 2018, compared to net cash used in financing activities of approximately $33.2 million for the nine months ending September 30, 2017. During the nine months ended September 30, 2018, the Company raised net proceeds of $90.3 million through the PIPE investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. The Company paid dividends of $1.4 million during the nine months ended September 30, 2018 on the Series A Convertible Preferred Stock. During the nine months ended September 30, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $98.2 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor period prior to the Merger. Net cash used in financing activities for the nine months ended September 30, 2017 primarily consisted of a $15.0 million dividend payment, a $3.0 million repayment of the line of credit, and $12.1 million of net repayments under the floor plan loan.

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

As of September 30, 2018, the Company had liquidity of approximately $37.4 million in cash and had working capital of approximately $55.6 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the nine months ended September 30, 2018 and 2017, the Company invested approximately $2.1 million and $2.6 million in capital expenditures, respectively.

The Company maintains sizable inventory in order to meet the expectations of its customers and believes that it will continue to require working capital consistent with past experience. Historically, the Company has funded its operations with internally generated cash flow and borrowings. Changes in working capital are driven primarily by levels of business activity. The Company maintains a floor plan credit facility to finance its vehicle inventory. At times, the Company has made repayments on its existing floor plan credit facility using excess cash flow from operations.

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

As of September 30, 2018, there was $106.7 million outstanding under the M&T Floor Plan Line of Credit and $18.5 million outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the nine months ended September 30, 2018, the Company had the following significant changes in its contractual and commercial commitments:

As a result of the repayment of the Company’s former term loan with Bank of America and the proceeds of $20,000 from the new term loan with M&T, the Company will make monthly principal payments in the amount of $242 until March 15, 2021. On March 15, 2021, the Company will make a payment of principal and interest of $11,300.

As a result of the acquisition of the Minnesota location, the Company entered into a promissory note with the former owners of Shorewood RV Center. Pursuant to the terms of the note, the Company will make monthly installments of principal and interest of $52 through August 2021.

On August 7, 2018, the Company entered into a lease agreement related to the property purchased from Shorewood RV Center, The Company will make monthly installments ranging from $36 to $52 through July 2038, subject to increases based on inflation rates that are capped at 2.0%.

Off-Balance Sheet Arrangements

As of September 30, 2018, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The Company’s largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although the Company believes that it has adequate insurance coverage, if the Company were to experience a catastrophic loss, the Company may exceed its policy limits, and/or may have difficulty obtaining similar insurance coverage in the future.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

On March 15, 2018, the Company completed the Mergers and the internal controls of Lazy Days’ R.V. Center, Inc. became the Company’s internal controls. The Company is engaged in the process of the design and implementation of its internal control over financial reporting in a manner commensurate with the scale of operations subsequent to the Mergers. There were no material changes in internal controls over financial reporting during the three months ended September 30, 2018.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is a party to multiple legal proceedings that arise in the ordinary course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on the Company’s business, results of operations, financial condition and/or cash flows.

Item 1A – Risk Factors

There have been no material changes to the risk factors as previously disclosed on the Company’s Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2018.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

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

Lazydays Holdings, Inc.

Dated November 9, 2018	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated November 9, 2018	/s/ NICHOLAS TOMASHOT
Nicholas Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

