Form 10-K
period 2018-12-31
Lazydays Holdings, Inc.
filed 2019-03-22
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38424

Lazydays Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4183498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 Lazy Days Blvd. Seffner, Florida	33584
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 246-4999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the 5,521,788 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 29, 2018 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2018, of $8.89 per share) was approximately $49.1 million.

As of March 15, 2019, the registrant had 8,471,608 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2019 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

i

PART I

Item 1.	Business

As used in this report, the terms “Lazydays,” the “Company,” “Holdco,” “we,” “us,” and “our” refer to Lazydays Holdings, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Company History

We were formed under the name “Andina Acquisition Corp. II” as an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

From the consummation of our initial public offering until October 27, 2017, we were searching for a suitable target business to acquire. On October 27, 2017, a merger agreement was entered into by and among Andina Acquisition Corp. II (“Andina”), Andina II Holdco Corp. (“Holdco”), a Delaware corporation and wholly-owned subsidiary of Andina, Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, we held an extraordinary general meeting of our shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, we closed the Mergers. In connection with the Mergers, our business became the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries. As a result of the Mergers, the Company’s stockholders and the shareholders of Andina became stockholders of Holdco and we changed the name of Holdco to “Lazydays Holdings, Inc.”

Our Business

The Company operates Recreation Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV-parts and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority™, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located in Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has nearly 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Florida and Colorado and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually and employs over 800 people at the six facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota and Tennessee) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

Recent Developments

On December 6, 2018, Lazydays completed its asset purchase of Tennessee RV Supercenter near Knoxville, Tennessee. The assets and liabilities purchased consisted primarily of inventory, accounts receivable, equipment, accounts payable, floor plan liabilities, and the certificates, permits, approvals and licenses pertaining to the dealership properties. The total consideration paid for the net acquired assets was $24.7 million consisting of cash, the acquisition of the floor plan liabilities (which is included as a component of net assets acquired in Note 3 to the accompanying consolidated financial statements), and a note due to the owner of Tennessee RV (the “Seller Note”). The Seller Note of approximately $4.1 million accrues interest at a rate of 5.0% per annum, and in the case of an event of default, increases to 8.0% per annum until the event of default is cured. Pursuant to the terms of the Seller Note, the Company shall make monthly payments of principal and interest of approximately $0.1 million through the fourth anniversary of the Seller Note at which time any residual accrued principal and interest shall be due and payable. Additionally, the purchase price is subject to a final net working capital adjustment after the closing date. If the final net working capital exceeds the estimated net working capital adjustment threshold, the Company shall pay to the seller such excess and if the final net working capital is less than the estimated net working capital adjustment threshold, the amount of such deficiency will be set-off against the next required payment under the Seller Note.

Also on December 6, 2018, LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile HI RV, LLC, and Lazydays of Minneapolis LLC (the “Borrowers” pursuant to the credit agreement, dated as of March 15, 2018 (the “Credit Agreement”), as amended pursuant to the First Amendment to the Credit Agreement, dated as of June 30, 2018 with Manufacturers and Traders Trust Company (“M&T Bank”)) entered into the Second Amendment to the Credit Agreement (“Second Amendment”) with M&T Bank. The Second Amendment increases the Letter of Credit Sublimit from $0.5 million to $1.0 million, increases the dollar limit on unsecured indebtedness from $5.0 million to $15.0 million, and makes certain other amendments to the Credit Agreement.

During December 2018, the Company consolidated its six acre operation located in Longmont, CO into its nearby Loveland, CO location. The costs associated were not material to the consolidated statements of operations.

During January 2019, we exchanged $0.5 million to purchase an aggregate of 400,000 unit purchase options as permitted under the terms of the unit purchase options, and as a result the unit purchase options and any obligation to issue any underlying securities were cancelled. See Note 16 to the accompanying consolidated financial statements for additional information.

Company Strengths

The Iconic Brand. With over forty years of history dating back to 1976, Lazydays is an iconic, industry leading brand that is synonymous with the RV lifestyle, and is known nationally as The RV AuthorityTM, a registered trademark. The trademark has been consistently used by the Company in its marketing and branding communications since 2013. Based on a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known R.V. dealership brand among a national audience of non-Lazydays customers surveyed. According to the report, over 85% of Lazydays customers and over 80% of prospective customers surveyed believe that Lazydays is among the category leaders in the industry. The Company’s consistent quality, breadth and depth of offerings, as well as its comprehensive range of RV lifestyle resources, have resulted in the Company’s customers having loyalty to and trust in the Company’s brands.

Comprehensive Portfolio of Products, Services and Protection Plans. The Company is a provider of a comprehensive portfolio of products, services, third-party protection plans, and resources for RV enthusiasts. The Company offers more than 40,000 products and services through Lazydays dealership locations. The Company’s offerings are based on more than four decades of experience and feedback from RV enthusiasts.

Customer Experience. Lazydays’ target customers are RV enthusiasts who are seeking a lifestyle centered around the RV. Lazydays believes it has built its reputation on providing an outstanding customer experience with exceptional service and product expertise. One of the Company’s primary goals is to create “Customers for Life” by offering a unique purchasing experience that combines a large selection of RV inventory, the Company’s unique scenic facilities with multiple amenities and its customer focused, process-oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to the Company’s success, and the Company’s philosophy is thoroughly ingrained in and continually reinforced throughout its corporate culture at every level. As per a research report prepared by Russell Research in November / December 2017, over 70% of Lazydays’ customers and over 60% of prospective customers surveyed strongly agree that Lazydays provides a high quality customer experience. The Company believes that its customer-focused business model has resulted in a loyal, stable and growing customer base as well as a strong reputation within the RV community.

Employee Service and Commitment. Lazydays’ Tampa location has been recognized as a “Top 50 RV Dealer” by RVBusiness. Lazydays believes its position as a top-rated dealer and workplace has been cultivated over decades, is very difficult to replicate, and is a significant competitive advantage.

In 2005, Lazydays’ employees started the Lazydays Employee Foundation (the “Foundation”), a non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $1.6 million to help disadvantaged children in Florida, Arizona, Colorado and Minnesota. The Foundation recently donated approximately $0.4 million to help create the first long term care facility in the Tampa Bay area for girls rescued from human trafficking. Lazydays’ employees also volunteer on small building projects, perform repair work for group homes or homeless shelters, cook and feed the needy, and engage in life enriching activities with at-risk youth. The Foundation received the 2016 Olin Mott Golden Heart award and was also recognized with A Kid’s Place Guardian Angel Award. In 2017, the Foundation was awarded the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry.

Leading Market Position and Scale. Lazydays believes it is one of the largest RV retailers in the United States. As per a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known RV brand among the national audience. The Company’s scale and its long-term stability make it attractive to the Company’s original equipment manufacturers (“OEMs”), suppliers, financiers and business partners. The Company believes its strong relationship with OEMs and suppliers enables the Company to negotiate attractive product pricing and availability. The Company also aligns with its OEMs on product development in which the Company leverages its customer base to provide feedback on new products. The Company believes its scale and strong relationship with its financing and insurance partners enables it to offer extensive financing products and insurance plans that fit almost every customer’s needs.

Consistent Processes and Procedures. Lazydays utilizes a system of process documentation and implementation called the “Lazydays Way.” Lazydays believes that the Lazydays Way allows it to implement and maintain very efficient and consistent operating procedures across all of its dealerships.

Variable Cost Structure and Capital Efficient Model. Lazydays’ decentralized and flat management structure coupled with incentive programs focused on profitability have allowed Lazydays to achieve a highly variable cost structure. The Company’s digital marketing and analytics capabilities provides it with significant flexibility and meaningfully improves its marketing productivity and efficiency via targeted marketing programs. The Company believes its operating model leads to strong and stable margins through economic cycles, resulting in what it believes to be high cash flow generation, low capital expenditure requirements and strong returns on invested capital.

Experienced Team. Lazydays’ management team has extensive dealership and industry experience. The Company offers highly competitive compensation tightly tied to performance, which has allowed the Company to attract and retain its highly capable team.

Lazydays Product and Service Offerings

New and Used Vehicles

New Vehicles: Lazydays offers a comprehensive selection of new RVs across almost the entire range of price points, classes and floor plans, from entry level travel trailers to Class A diesel pushers, at its dealership locations and on its website. Lazydays has formed strategic alliances with leading RV manufacturers. The core brands that the Company sells, representing 92.1% of the new vehicles that were sold by the Company in 2018, are manufactured by Thor Industries, Winnebago Industries, Forest River, Inc., and Tiffin Motorhomes.

Used Vehicles: Lazydays sells a comprehensive selection of used RVs at its dealership locations. The primary source of used RVs is through trade-ins associated with the sale of new and used RVs. Lazydays is also very active in the used RV market and its extensive RV knowledge and experience allows Lazydays to buy used RVs at attractive prices. Used RVs are generally reconditioned in the Company’s service departments prior to sale. Used RVs that do not meet the Company’s standards for retail sale are wholesaled.

Dealership Finance and Insurance

Vehicle financing: Lazydays arranges for financing for vehicle purchases through third-party financing sources in exchange for a commission payable to it. Lazydays does not directly finance its customers’ purchases, and its exposure to loss in connection with these financing arrangements generally is limited to the commissions that it receives. For the year ended December 31, 2018 and the year ended December 31, 2017, the Company arranged financing transactions for a majority of the total number of new and used units sold.

Protection Plans: Lazydays offers a variety of third-party protection plans and services to the purchasers of its RVs as part of the delivery process, including extended vehicle service contracts, tire and wheel protection, guaranteed auto protection (known as “GAP”, this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty) and property insurance. These products are primarily underwritten and administered by independent third parties. Lazydays is primarily compensated on a straight commission basis. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers.

Parts and Services and Other

Repair and Maintenance: In addition to preparing RVs for delivery to customers, Lazydays’ service and repair operations, with nearly 400 service bays, provide onsite general RV maintenance and repair services at all of the Company’s dealership locations. Lazydays employs over 180 highly skilled technicians, with many of them being certified with the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”). The Company is equipped to offer comprehensive services and perform OEM warranty repairs for most RV components. The Company also maintains a body shop, cabinet shop, chassis shop and windshield and glass repair shop with specialized equipment and facilities at its Tampa location.

Installation of parts and accessories: Lazydays’ full-service repair facilities enable Lazydays to install all parts and accessories sold at its dealership locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. While other RV dealerships may be able to install RV parts and accessories and other retailers may be able to sell certain parts and accessories, Lazydays believes its ability to both sell and install necessary parts and accessories affords the Company a competitive advantage over online retailers and big box retailers that do not have service centers designed to accommodate RVs, and other RV dealerships that do not offer a comprehensive inventory of parts and accessories.

Collision repair: Lazydays offers collision repair services in all markets and the Company’s Tampa, Florida, Tucson, Arizona, Loveland, Colorado, and Knoxville, Tennessee locations are equipped with full body paint booths. Lazydays’ facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. The Company can perform collision repair services for a wide array of insurance carriers.

Parts and Accessories Store: With sizable parts and accessories inventory, in addition to a fully stocked onsite retail and accessory stores and access through the Lazydays’ networks for hard to find parts, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing or aftermarket through the Lazydays retail store footprint. The Company believes that its Tampa, Florida Accessories & More store is among the largest aftermarket parts and accessories stores in the state of Florida.

RV Rentals: Lazydays offers consumers interested in the RV lifestyle a fleet of vehicles available for rent. Lazydays’ rentals offer comprehensive amenities allowing for a more premier camping experience and an introduction to the RV lifestyle. Lazydays offers unlimited mileage and trip planning services and add-ons such as outdoor living, kitchen and linen packages.

RV Campground: Lazydays also operates the Lazydays RV Resort at its Tampa, Florida location. Also known as the Lazydays RV Campground, the Lazydays RV Resort includes amenities designed to allow guests to relax, unwind, and enjoy fun activities as a family. The resort offers 300 RV sites with full 50-amp hookups, a full-time activities coordinator, sports courts, trolley service to and from the Lazydays dealership, and a screened and heated pool. The resort also offers rental units that can comfortably accommodate up to 6 people with one and a half bathrooms, full indoor and outdoor kitchens and other amenities. The resort also operates on-site restaurants.

Growth Strategy

Grow the Company’s Customer Base. Lazydays believes its strong brands, market position, ongoing investment in its service platform, broad product portfolio and full array of RV offerings will continue to provide it with competitive advantages in targeting and capturing a larger share of consumers in addition to the growing number of new RV enthusiasts that will enter the market. The Company continuously works to attract new customers to its dealership locations through targeted integrated digital and traditional marketing efforts, attractive offerings and access to its wide array of resources for RV enthusiasts. The Company has focused specifically on marketing to the fast-growing demographics of retiring baby boomers and younger millennial and Generation X market entrants. The Company also markets to these segments through partnership marketing efforts and its sponsorships of college and professional athletic events, music festivals, motorsports events, RV campsites across the country, and other RV lifestyle efforts.

Dealership Location Acquisitions. The RV dealership industry is highly fragmented with many independent RV dealers. The Company has used, and plans to continue to use, acquisitions of independent dealers as an alternative to new dealership location openings to expand its business and grow the Company’s customer base. Lazydays believes its experience and scale allow it to operate acquired locations efficiently. During 2018, Lazydays acquired Shorewood RV Center in Minneapolis, Minnesota and Tennessee RV Supercenter near Knoxville, Tennessee. Lazydays intends to continue to pursue acquisitions that will grow its customer base and present attractive risk-adjusted returns and significant value-creation opportunities.

Greenfield Dealership Locations. Lazydays may establish dealership locations in new and existing markets to expand its customer base. Target markets and locations are identified by employing proprietary data and analytical tools. The Company believes there is ample white space for additional development opportunities. The Company intends to open greenfield sites that will grow its customer base and present attractive risk-adjusted returns and significant value-creation opportunities.

Service and Collision. Lazydays believes that its service and repair capabilities represent a significant opportunity for incremental revenue growth, especially as the Company grows geographically. Lazydays frequently welcomes customers who travel from across the country to have their vehicles serviced by Lazydays’ team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for Lazydays.

Parts and Accessories Store “Accessories & More”. Aftermarket RV parts and accessories are typically under-represented at RV dealerships. The Company believes that parts and accessories are an important part of the RV lifestyle and serve to engage customers with the Lazydays brand outside of the typical RV buying and servicing cycle. The Company understands that RV owners need a reliable resource for RV necessities and products that make their camping experience more enjoyable. Lazydays stores have expansive offerings and provide access to RV product experts to assist RV owners in their RV lifestyle needs. Lazydays believes that the “Accessories & More” offering encompasses all of the needs of the RV consumer.

RV Rentals. Renting RVs continues to grow in popularity as a cost-effective vacation alternative. Lazydays has a fleet of vehicles available for rental at 3 dealership locations, one in Florida and two in Colorado. The Company’s rental vehicles have a robust amenity offering and the Company’s value proposition includes unlimited mileage, add-ons and trip planning for consumers resulting in a superior rental experience. Lazydays believes that RV rentals drive interest in the RV lifestyle and provides an opportunity to introduce new customers to the Lazydays brand. Lazydays is well positioned to take advantage of this growing opportunity.

Leverage the Company’s scale and cost structure to improve operating efficiency. As Lazydays grows, it is positioned to leverage its scale to achieve competitive operating margins. The Company manages its new and used RV inventories so that its dealerships’ supply and mix of vehicles are in line with seasonal sales trends and minimize the Company’s carrying costs. In addition, the Company leverages its scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

Customers and Markets

The RV industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. The estimated number of U.S. households that own an RV is approximately 9 million.

Owners invest in insurance, extended service contracts, parts and accessories, roadside assistance and regular maintenance to protect and maintain their RVs. They typically invest in new accessories and the necessary installation costs as they upgrade their RVs. They also spend on services and resources as they plan, engage in, and return from their road trips. Furthermore, based on industry research and management’s estimates, the Company believes that RV owners typically trade-in to buy another RV every four to five years.

Per the RV Industry Association’s (RVIA) December 2018 survey of manufacturers, total RV wholesale shipments ended 2018 with 483,672 units, down (-4.1%) compared to the 504,599 units in 2017. The shipment total for 2018 was the second highest on comparable record. Towable RVs were down (-3.6%) at 426,087 units; motorhome shipments were down (-8.1%) at 57,585 units, compared to 2017 shipment totals. Generally, used RVs are sold at a lower price level than comparable new RVs and the sale of used RVs has historically been more stable through business cycles than the sale of new vehicles.

Lazydays believes RV trips remain the least expensive type of vacation and allow RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging and dining. While fuel costs are a component of the overall vacation cost, the Company believes fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. Based on RVIA information, the average annual mileage use of an RV is between 3,000 and 5,000 miles.

Competition

The Company believes that the principal competitive factors in the RV industry are breadth and depth of product selection, value pricing, convenient dealership locations, technical services, customer service, and overall experience. The Company competes directly and/or indirectly with RV dealers, RV service providers, RV rental operators, and RV parts and accessories retailers. One of the Company’s direct competitors, Camping World Holdings, Inc., is publicly listed on the New York Stock Exchange. Additional competitors may enter the businesses in which the Company currently operates.

Lazydays RV Dealerships

The Company operates six Lazydays dealership locations across five states. The Company’s dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets of Florida, Colorado, Arizona, Minnesota and Tennessee account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii. Generally, the Company’s dealership locations provide RV repair and installation services, collision repair, parts, and accessories for RVs and RV enthusiasts, RV rentals and all of the Company’s locations sell new and used RVs. The Company believes its dealership strategy of offering a comprehensive range of RV parts, services, accessories, products, rentals and new and used RVs, generates powerful cross-selling opportunities.

Dealership Design and Layout

The Company’s operating dealership locations range in size from approximately 14,000 to 384,000 square feet and are situated on 11 to 126 acres. The Company’s dealership locations feature service centers staffed with expert, in-house trained product specialists and are equipped with merchandise demonstrations to assist in educating customers about RV performance products. The Company’s dealership locations also provide opportunities to promote a more interactive and consultative selling environment. The Lazydays staff is trained to cross-sell and explain the benefits of the Company’s breadth of services, protection plans and products to which the Company’s customers have become accustomed, such as extended service contracts, emergency roadside assistance products, club memberships, discount camping and travel assistance.

The Company regularly refreshes its dealership locations to enhance the customers’ shopping experience and maximize product and service offerings. New products and services are introduced to capitalize on the advances of the RV industry and to satisfy needs of the Company’s customers. Store dress, promotional signage and directional signage are also periodically refreshed to further enhance the Lazydays customer shopping experience at Lazydays dealership locations.

Expansion Opportunities and Site Selection

The Company’s disciplined expansion and acquisition strategy focuses on growing its geographic footprint and customer base. The Company believes it has developed a rigorous and flexible process that employs exclusive data and analytical tools to identify target markets for acquisitions and new dealership openings. The Company evaluates acquisition opportunities or selects sites for new locations based on criteria such as local demographics, traffic patterns, proximity to RV parks and campgrounds, proximity to major interstates, analytics from the Company’s customer database, RV sales and registrations, product availability and availability of attractive acquisition and/or lease terms. Members of the Lazydays development team spend considerable time evaluating markets and prospective sites.

Dealership Management and Training

The Company’s Vice President, National General Manager oversees all dealership operations. He has over 38 years of experience in the RV industry and has been employed by Lazydays for over 5 years.

Each dealership location employs a General Manager or a General Sales Manager (in either case, the “GM”) that has responsibility for the daily operations of the dealership location. Areas of responsibility include inventory management, hiring, associate training and development, maintenance of the facilities, customer service and customer satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager to help oversee the operations of each dealership location department. A typical Lazydays dealership location employs approximately 30 to 100 full-time equivalent employees.

The Company employs a Vice President, Operations and Supply Chain, and a centralized inventory management team to oversee the Company’s RV inventory and provide consistency and controls in the forecasting, ordering, purchasing and distribution of RV inventory.

The Company employs a Vice President of Service who has responsibility for the service operations of the dealership locations. His responsibilities include ensuring efficiency, logistics, and scheduling of service operations to deliver a premium customer experience.

The Company is constantly seeking to add top talent by partnering with local school districts, trade schools, military bases and community organizations. The interview process identifies current and future candidates with the goal of hiring talented people that are customer focused. The Company identifies hard to fill positions and has taken a proactive approach to creating viable candidates with its Tech U and Sales U programs. Through its Tech U and Sales U programs, the Company enrolls students with technical aptitude and provides them training to successfully complete industry certification courses and prepare them for a career as an RV technician or a successful sales partner.

Once hired, the Company continues to provide extensive training programs and opportunities for its employees, including, among others, new-hire training and orientations, institutionalized monthly e-learning and training modules, and certification programs for the Company’s RV technicians.

Product Sourcing and Distribution

Sourcing

New and Used RVs

The Company generally acquires new RVs for retail sale directly from the applicable manufacturer. Lazydays has strategic contractual arrangements with many of the leading RV manufacturers. Lazydays maintains a central inventory management and purchasing group to manage and maintain adequate inventory levels and mix. RVs are transported directly from a manufacturer’s facility to Lazydays dealership locations via a third-party transportation company.

Lazydays’ strategy is to partner with financially sound manufacturers that make quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix.

Lazydays’ supply arrangements with OEMs are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with OEMs are generally made on a location-by-location basis. The terms of these dealer agreements are typically subject to Lazydays, among other things, meeting all the requirements and conditions of the dealer agreement, maintaining certain sales objectives, performing services and repairs for owners of the manufacturer’s RVs that are still under manufacturer warranty, carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times, actively advertising and promoting the manufacturer’s RVs and indemnifying the manufacturer under certain circumstances. Lazydays’ dealer agreements generally designate a specific geographic territory, exclusive to Lazydays, provided that Lazydays meets the material obligations of the dealer agreement. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which the Company cannot advertise that manufacturer’s RVs.

Lazydays generally acquires used RVs from customers, primarily through trade-ins, as well as through private sales, auctions, the Company’s rental inventory and other sources, and the Company generally reconditions used RVs acquired for retail sale in its parts and service departments. Used RVs that Lazydays does not sell at Lazydays dealership locations generally are sold at wholesale prices through auctions.

Lazydays finances the purchase of substantially all of the Company’s new RV inventory from OEMs through the floor plan facility. Used vehicles may also be financed from time to time through the floor plan facility. For more information on the floor plan facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — M&T Credit Facility” below.

Parts and Accessories

The purchasing activities for the Company’s parts and accessories departments are focused on RV maintenance products, outdoor lifestyle products, RV parts and accessories, such as, among other things, generators and electrical, satellite receivers and GPS systems, towing and hitching products and RV appliances, essential supplies and other products and services necessary or desirable for the RV lifestyle. The Company maintains central purchasing functions to manage inventory, product-planning, allocate merchandise to the Company’s dealership locations and oversee the replenishment of basic merchandise. The Company has no long-term purchase commitments. The Company leverages its scale to reduce costs related to purchasing certain equipment, supplies, and services through long-standing, continuous relationships with its largest vendors.

Marketing and Advertising

The Company markets its product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. The Company’s marketing efforts include its website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, telemarketing, retail point of sale, promotional events, RV shows and rallies, advertisements in national and regional industry publications, vendor co-op advertising programs and personal solicitations and referrals. Lazydays also has numerous exclusive sponsorship and partnership relationships with various RV lifestyle properties and events, including college sports teams, National Football League teams, music festivals, RV campsites across the country, motorsports events, and others. The Company currently has a segmented marketing database of over 3.2 million RV owners and prospects. Lazydays’ principal marketing strategy is to capitalize on its broad name recognition, unique brand positioning, extensive product selection, differentiated value proposition and exclusive benefits, and high quality customer experience among RV owners. As per a research report prepared by Russell Research in November / December 2017, over 70% of Lazydays customers and over 60% of prospective customers surveyed strongly agree that Lazydays provides a high quality customer experience.

The Company uses data-driven marketing methods and reviews results by marketing discipline and campaign, by geographic market and by business on an ongoing basis to enhance and update the Company’s efforts to optimize its marketing effectiveness and productivity.

The Company currently operates an extensive responsive RV lifestyle-related website that we believe provides an exceptional user experience on all types of digital devices. The Company’s total website traffic for the year ended December 31, 2018 was approximately 7.8 million with approximately 4.0 million unique visitors. The Lazydays website features over 3,000 new and preowned RVs, as well as information regarding Lazydays’ RV service capabilities, RV rentals, parts and accessories, Lazydays’ RV resort, and RV seminars and classes schedule. The Lazydays website also includes The RV AuthorityTM blog, video content, RV trip planning and other RV lifestyle associated content. The Lazydays website and many other digital marketing efforts provide RV owners and enthusiasts with the most expansive access to RV related content in the industry.

Customer Service

Lazydays strives to exceed expectations by providing the best overall customer experience throughout every interaction with the Company. The Company believes customer service and access to a live person is a critical component of Lazydays’ digital marketing, sales, service and rental operations, and to achieving a best-in-class customer experience. The Company’s sales and customer service centers are multi-channel, full-service contact centers. RV enthusiasts can visit Lazydays’ locations, call, email, internet chat, text and use social media to contact Lazydays regarding products, services, protection plans, rentals, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with Lazydays’ customer service specialists for help with aftermarket accessory orders, installations, scheduling, answers to questions, and to make purchases for any product and install services offered through the Lazydays website.

Lazydays’ contact center specialists are extensively trained to assist customers with complex orders and provide a level of service that leads to long-term customer relationships. In addition, Lazydays’ quality assurance team monitors contacts daily and provides the leadership team with tools to maintain sales and service standards. With low turnover, the Company retains employees longer than the industry average, which the Company believes allows its callers to be assisted by experienced contact center agents who are familiar with the RV lifestyle and Lazydays’ services, protection plans and products.

Management Information Systems

The Company utilizes multiple computer systems to support its operations, including a third-party dealer management system (“DMS”), point-of-sale registers (“POS”), enterprise resource planning system, supply chain, CRM system, rental reservation system, marketing database and other business intelligence tools. In addition, the Company utilizes proprietary systems and data warehouses to provide analytical views of its data.

To support the applications, the Company has multiple data centers and cloud services with advanced servers, storage and networking capabilities, giving the Company the ability to scale quickly to meet demand. The Company has a secure wide area network that facilitates communication within and between its offices and provides both voice and data services. The Company’s business critical systems are replicated in real time and all systems are protected with on and off-site backups.

A database containing all customer activity across the Company’s various businesses and programs has been integrated into its website and contact centers. Comprehensive information on each customer, including a profile of the purchasing activities, is made available to drive future sales. The Company utilizes information technology and analytics to actively market and sell multiple products and services to its customers, including list segmentation and merge and purge programs, to select prospects for email and direct mail solicitations and other direct marketing efforts.

The Company’s management information systems and electronic data processing systems consist of an extensive range of retail, financial and merchandising systems, including purchasing, inventory distribution and logistics, sales reporting, accounts payable and merchandise management. The Company’s POS and dealer management systems report comprehensive data in near real time to the Company’s data warehouses, including detailed sales volume, inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. The Company can capture associated sales and reference to specific promotional campaigns. Lazydays management monitors the performance of each dealership location to evaluate inventory levels, determine markdowns and analyze gross profit margins by product.

Trademarks and Other Intellectual Property

The Company owns a variety of registered trademarks and service marks related to its brands and its services, protection plans, products and resources, including Lazydays, Lazydays The RV AuthorityTM, Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. The Company also owns numerous domain names, including Lazdays.com, LazydaysRVSale.com, LazydaysEvents.com, LazydaysService.com, RVPlace.com, and RVListings.com, among many others. The Company believes that its trademarks and other intellectual property have significant value and are important to its marketing efforts. The Company is not aware of any material pending claims of infringement or other challenges to the Company’s right to use its intellectual property in the United States or elsewhere.

Government Regulation

The Company’s operations are subject to varying degrees of federal, state and local regulation, including the Company’s RV sales, vehicle financing, outbound telemarketing, email, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws and other extensive laws and regulations applicable to new and used vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws.

Motor Vehicle Laws and Regulations

The Company’s operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. The Company is also subject to federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles. Federal, state and local laws and regulations also impose upon vehicle operators’ various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal.

The Company’s financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Bureau of Consumer Financial Protection (“BCFP”), an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the BCFP issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of the Equal Credit Opportunity Act (“ECOA”). The BCFP recommended that financial institutions under its jurisdiction take steps to address compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates.

Insurance Laws and Regulations

As a marketer of insurance programs, the Company is subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. The insurance carriers that underwrite the programs that the Company sells are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offering of any insurance program to a consumer. The Company is required to maintain certain licenses to market insurance programs.

Marketing Laws and Regulations

The Federal Trade Commission (the “FTC”) and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. Lazydays reviews all of its marketing materials for compliance with applicable FTC regulations and state marketing laws.

Environmental, Health and Safety Laws and Regulations

The Company’s operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, the Company’s business is subject to a variety of federal, state and local requirements that regulate the environment and public health and safety.

Most of the Lazydays dealership locations utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of the Company’s operations. Similarly, air emissions from the Company’s operations, such as RV painting, are subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to certain of the Company’s operations.

Although the Company incurs costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of its business, the Company does not presently anticipate that these costs will have a material adverse effect on its business, financial condition or results of operations. The Company does not have any material known environmental commitments or contingencies.

Insurance

The Company utilizes insurance to provide for the potential liabilities for workers’ compensation, product liability, general liability, business interruption, property liability, director and officers’ liability, cyber, environmental issues, vehicle liability and employee health-care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering historical claims experience, demographic factors, severity factors and other assumptions. The Company’s results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Employees

As of December 31, 2018, Lazydays had approximately 880 employees, including approximately 850 full-time employees. None of the Lazydays employees are represented by a labor union or are party to a collective bargaining agreement, and Lazydays has not had any labor-related work stoppages. The Company believes that its employee relations are in good standing.

Seasonality

The Company’s overall operations generally experience modestly higher vehicle sales in the first half of each year due in part to consumer buying patterns and the warmer climate during the winter months at the Company’s largest location in Tampa, Florida.

Revenues for each of the last two fiscal years, for similar products and services which accounted for more than 10 percent or more of consolidated revenue are presented in the accompanying statements of operations.

Principal Executive Offices

Our principal executive offices are located at 6130 Lazy Days Boulevard, Seffner, Florida 33584 and our telephone number is (813) 246-4999.

Available Information

Our Internet website is www.lazydays.com. Our reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, under the Investor Relations – Finance Information tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Internet website located at www.sec.gov that contains the information we file or furnish electronically with the SEC.

Item 1A.	Risk Factors

The following are certain risks to which our business operations are subject. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to Lazydays’ Business

The Company’s business is affected by the availability of financing to it and its customers.

The Company’s business is affected by the availability of financing to it and its customers. Generally, RV dealers, including the Company, finance their purchases of inventory with financing provided by lending institutions. On March 15, 2018, the Company entered into a new floor plan facility with M&T Bank which increased the committed financing to $175.0 million. As of December 31, 2018, the Company had $143.9 million outstanding under its M&T floor plan facility and $17.8 million outstanding under the M&T term loan. As of December 31, 2018, substantially all of the invoice cost of new RV inventory and 4.2% of book value of used RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent the Company from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

Furthermore, many of the Company’s customers finance their RV purchases. Although consumer credit markets are generally favorable, consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. There continues to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions or the credit worthiness of the Company’s customers worsen, and adversely affect the ability of consumers to finance potential purchases on acceptable terms and interest rates, it could result in a decrease in the sales of the Company’s products and have a material adverse effect on the Company’s business, financial condition and results of operations.

Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

Gasoline or diesel fuel is required for the operation of RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a material adverse effect on the RV industry as a whole in the past and any such shortages or substantial increases in the price of fuel could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company’s success will depend to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 29.0%, 28.1%, 17.6%, and 17.2%, respectively, of the Company’s new RV inventory during the year ended December 31, 2018. The Company depends on its manufacturers to provide it with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of the Company’s manufacturers could have a substantial adverse impact on the Company’s business. Any difficulties encountered by any of the Company’s manufacturers resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to the Company and the services and support they provide to the Company.

The interruption or discontinuance of the operations of the Company’s manufacturers could cause the Company to experience shortfalls, disruptions, or delays with respect to needed inventory. Although the Company believes that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to the Company’s customers.

Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

The Company’s supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. The terms of the Company’s dealer agreements are typically subject to:

●	the Company meeting all of the requirements and conditions of the manufacturer’s applicable programs;
●	the Company meeting certain retail sales objectives;
●	the Company performing services and repairs for all owners of the manufacturer’s RVs (regardless from whom the RV was purchased) that are still under warranty and the Company carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times;
●	the Company actively advertising and promoting the manufacturer’s RVs; and
●	the Company indemnifying the manufacturer under certain circumstances.

The Company’s dealer agreements designate a specific geographical territory for the Company, exclusive to the Company, provided that the Company is able to meet the material obligations of the applicable dealer agreement.

In addition, many of the Company’s dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which the Company cannot advertise that manufacturer’s RVs. Any change, non-renewal, unfavorable renegotiation or termination of these dealer agreements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

The Company depends on consumer discretionary spending and, accordingly, the Company may be adversely affected if its customers reduce, delay or forego their purchases of the Company’s products, services, and protection plans as a result of:

●	job losses;
●	bankruptcies;
●	higher consumer debt and interest rates;
●	reduced access to credit;
●	higher energy and fuel costs;
●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;
●	falling home prices;
●	lower consumer confidence;
●	uncertainty or changes in tax policies and tax rates; or
●	uncertainty due to national or international security concerns.

Decreases in the number of customers, average spend per customer or retention and renewal rates for the Company’s consumer services and plans would negatively affect the Company’s financial performance. A prolonged period of depressed consumer spending could have a material adverse effect on the Company’s business. In addition, adverse economic conditions may result in an increase in the Company’s operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy, the Company’s sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, the Company is subject to economic fluctuations in local markets that may not reflect the general economic conditions of the broader U.S. economy. Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on its ability to attract and retain customers.

The Company’s future success depends in large part upon the Company’s ability to attract and retain customers for its products, services, protection plans, and resources. The extent to which the Company achieves growth in its customer base materially influences the Company’s profitability. Any number of factors could affect the Company’s ability to grow its customer base. These factors include consumer preferences and general economic conditions, the Company’s ability to maintain its retail locations, weather conditions, the availability of alternative products, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of the Company’s brands. Any significant decline in the Company’s customer base, the rate of growth of its customer base or customer demand could have a material adverse effect on its business, financial condition and results of operations.

Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

The market for services, protection plans and products targeting the RV lifestyle or RV enthusiast is highly fragmented and competitive. Competition in the RV market is driven by price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. In addition to competing with other dealers of new and used RVs, the Company competes directly or indirectly with major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts.

Additional competitors may enter the businesses in which the Company currently operates. If any of the Company’s competitors successfully provides a broader, more efficient or attractive combination of services, protection plans and products to the Company’s target customers, the Company’s business results could be materially adversely affected. The Company’s inability to compete effectively with existing or potential competitors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Some of the Company’s existing competitors have, and some of the Company’s future competitors may have, greater financial, personnel, and other resources, more well-established brands or reputations and broader customer bases than the Company and, as a result, these competitors may be in a stronger position to respond quickly to potential acquisitions and other market opportunities and changes in customer preferences. Some of these competitors may have customer bases that are more geographically balanced than the Company’s and, therefore, may be less affected by an economic downturn in a particular region or market. Competitors with greater resources also may be able to offer lower prices, additional products or services or other incentives that the Company cannot match or does not offer. Industry consolidations may also create competitors with broader and more geographic coverage.

The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

During 2018, the Company acquired Shorewood RV Center in Minneapolis, Minnesota and Tennessee RV Supercenter near Knoxville, Tennessee. In March of 2019, the Company announced that it will open a dealership in Nashville, Tennessee. The Company intends to continue to expand in part by acquiring or building new retail locations in new markets. As a result, the Company may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with the Company’s brands. Other factors that may impact the Company’s ability to acquire or open new retail locations in new markets and operate them profitably, many of which are beyond the Company’s control, include:

●	the Company’s ability to identify suitable acquisition opportunities at purchase prices or terms that are attractive or acceptable to the Company or new locations, including the Company’s ability to gather and assess demographic and marketing data to determine consumer demand for the Company’s products in the locations the Company selects;
●	the Company’s ability to negotiate favorable lease agreements;
●	the Company’s ability to secure product lines;
●	the availability of construction materials and labor for new retail locations and the occurrence of significant construction delays or cost overruns;
●	the Company’s ability to accurately assess the profitability of potential acquisitions or new locations;

●	the Company’s ability to secure required governmental permits and approvals;
●	the Company’s ability to hire and train skilled operating personnel, especially management personnel;
●	the Company’s ability to provide a satisfactory product mix that is responsive to the needs of its customers living in the geographic areas where new retail locations are built or acquired;
●	the Company’s ability to supply new retail locations with inventory in a timely manner;
●	the Company’s competitors building or leasing retail locations near the Company’s retail locations or in locations the Company has identified as targets;
●	regional economic and other factors in the geographic areas in which the Company expands; and
●	general economic and business conditions affecting consumer confidence and spending and the overall strength of the Company’s business.

Once the Company decides on a new market and identifies a suitable acquisition or location opportunity, any delays in acquiring or opening or developing new retail locations could impact the Company’s financial results. It is possible that events, such as delays in the acquisitions process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants, accidents, deaths or injuries could delay planned openings or force the Company to abandon planned openings altogether.

As the Company grows, the Company will face the risk that its existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support its growth. There can be no assurance that the Company will be able to retain the personnel or make the changes in its systems that may be required to support its growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on the Company’s results of operations. In addition, hiring additional personnel and implementing changes and enhancements to the Company’s systems will require capital expenditures and other increased costs that could also have a material adverse impact on the Company’s results of operations.

The Company’s expansion into new markets may also create new challenges including an increase in information to be processed by the Company’s information management systems and diversion of management attention from existing operations. To the extent that the Company is not able to meet these additional challenges, the Company’s sales could decrease, and the Company’s operating expenses could increase, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Finally, the size, timing, and integration of any future new retail location openings or acquisitions may cause substantial fluctuations in the Company’s results of operations from quarter to quarter. Consequently, the Company’s results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a result of the above factors, there can be no assurance that the Company will be able to operate retail locations in new markets on a profitable basis. The failure to operate retail locations in new markets on a profitable basis could have a material adverse effect on the Company’s business, financial condition and results of operations.

Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

The Company’s success will depend, in part, on the ability of the Company to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among the Company’s retail locations and consumer services and plans. Unforeseen expenses, difficulties and delays encountered in connection with rapid expansion through acquisitions could inhibit the Company’s growth, which could have a negative impact on the Company’s profitability.

Additionally, the Company may be unable to identify suitable acquisition candidates or consummate acquisitions. Increased competition for acquisition candidates or increased asking prices by acquisition candidates may increase purchase prices for acquisitions to levels beyond the Company’s financial capability or to levels that would be unlikely to provide the returns required by the Company’s acquisition criteria. Acquisitions also may become more difficult or less attractive in the future as the Company continues to focus on acquiring what it believes are the most attractive dealers. The Company may incur expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), and the Company also may pay fees and expenses associated with obtaining financing for acquisitions and with investment banks and others finding acquisitions for the Company. In addition, the Company may encounter difficulties in integrating the operations of acquired dealers with its own operations or managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems. The Company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of its acquisitions within the anticipated timing or at all. For at least the first year after a substantial acquisition and possibly longer, the benefits from the acquisition may be offset by the costs incurred in integrating the business and operations. The Company may also assume liabilities in connection with acquisitions that the Company would otherwise not be exposed to.

The Company’s ability to continue to grow through the acquisition of additional retail locations will depend upon various factors, including the following:

●	the availability of suitable acquisition candidates at attractive purchase prices;
●	the ability to compete effectively for available acquisition opportunities;
●	the availability of cash on hand, borrowed funds or shares of common stock with a sufficient market price to finance acquisitions;
●	the ability to obtain any requisite third party or governmental approvals; and
●	the absence of one or more third parties attempting to impose unsatisfactory restrictions on the Company in connection with their approval of acquisitions.

As a part of the Company’s acquisition strategy, the Company has engaged and will continue to engage in acquisition discussions with various dealerships. In connection with these acquisition discussions, the Company and each potential acquisition candidate exchange confidential operational and financial information, conduct due diligence inquiries, and consider the structure, terms, and conditions of the potential acquisition. Potential acquisition discussions may take place over a long period of time and involve difficult business integration and other issues, including in some cases, management succession, employee transitions and related matters. As a result of these and other factors, potential acquisitions that may from time to time appear likely to occur may not be consummated. In addition, the Company may have disagreements with potential acquisition targets, which could lead to litigation. Any of these factors or outcomes could result in a material adverse effect on the Company’s business, financial condition and results of operations.

Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays’ brands are integral to the Company’s business as well as to the implementation of the Company’s strategies for expanding its business. Maintaining, enhancing, promoting and positioning the Company’s brands, particularly in new markets where the Company has limited brand recognition, will depend largely on the success of the Company’s marketing efforts and its ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. The Company’s brands could be adversely affected if the Company fails to achieve these objectives, if the Company fails to comply with local laws and regulations, if the Company is subject to publicized litigation or if the Company’s public image or reputation were to be tarnished by negative publicity. Some of these risks are not within the Company’s control, such as the effects of negative publicity regarding the Company’s manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning the Company’s brand image may require the Company to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect the Company’s cash flow. Furthermore, efforts to maintain, enhance or promote the Company’s brand image may ultimately be unsuccessful. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends upon the Company’s ability to successfully manage the Company’s inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The Company’s products appeal to consumers who are, or could become, RV owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of the Company’s control. The Company typically orders products well in advance of the following selling season. The extended lead times for many of the Company’s purchases may make it difficult for the Company to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If the Company misjudges either the market for the Company’s products or its consumers’ purchasing habits in the future, the Company’s revenues may decline significantly, the Company may not have sufficient inventory to satisfy consumer demand or sales orders, or the Company may be required to discount excess inventory; all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

The Company’s same store sales may vary from quarter to quarter. A number of factors affect and will continue to affect the Company’s same store sales results, including:

●	changes or anticipated changes to regulations related to the products the Company offers;
●	consumer preferences and buying trends;
●	overall economic trends;
●	the Company’s ability to identify and respond effectively to local and regional trends and customer preferences;
●	the Company’s ability to provide quality customer service that will increase its conversion of shoppers into paying customers;
●	competition in the regional market of a store;
●	atypical weather patterns;
●	changes in the Company’s product mix;
●	changes to local or regional regulations affecting the Company’s stores;
●	changes in sales of consumer services and plans and retention and renewal rates for the Company’s annually renewing consumer services and plans; and
●	changes in pricing and average unit sales.

An unanticipated decline in revenues or same store sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The RV industry is cyclical and is influenced by many national and regional economic and demographic factors, including:

●	terms and availability of financing for retailers and consumers;
●	overall consumer confidence and the level of discretionary consumer spending;
●	population and employment trends;
●	income levels; and
●	general economic conditions, such as inflation, including as a result of tariffs, deflation, increasing interest rates and recessions.

As a result of the foregoing factors, the Company’s sales and results of operations have fluctuated, and the Company expects that they will continue to fluctuate in the future.

The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

The Company has experienced, and expects to continue to experience, variability in revenue, net income and cash flows as a result of annual seasonality in its business. Because the Company’s largest dealership is located in the southern United States, demand for services, protection plans, products and resources generally increases during the winter season when people move south for the winter or vacation in warmer climates, while sales and profits are generally lower during the summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

For the years ended December 31, 2018 and 2017, the Company generated 56% and 54% of its annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The Company incurs additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in the Company’s retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the first and second fiscal quarters, the Company’s sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

The Company’s performance is subject to local economic, competitive, weather and other conditions prevailing in geographic areas where it operates. Since a large portion of the Company’s sales are generated in Florida, the Company’s results of operations depend substantially on general economic conditions and consumer spending habits in the Southeastern United States. In the event that this geographic area experiences a downturn in economic conditions, it could have a material adverse effect on the Company’s business, financial condition and results of operations. The Company may not be able to expand geographically, and any geographic expansion may not adequately insulate the Company from the adverse effects of local or regional economic conditions.

The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

A Change in Control, is an event of default under the credit facility. Upon the occurrence of a Change in Control, M&T will have the right to declare all outstanding obligations under the credit facility immediately due and payable and to terminate the availability of future advances to the Company. There can be no assurance that the Company’s lenders will agree to an amendment of the credit facility or a waiver of any such event of default. There can be no assurance that the Company will have sufficient resources available to satisfy all of its obligations under the credit facility if no waiver or amendment is obtained. In the event the Company was unable to satisfy these obligations, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

As of December 31, 2017, the Company had an existing credit agreement that included a $13.0 million term loan (the “Term Loan Facility”) and $7.0 million of commitments for revolving loans (the “Revolving Credit Facility” and, together with the Term Loan Facility, as amended, the “Senior Secured Credit Facilities”). Additionally, the Company also had up to $140.0 million in committed financing under the floor plan facility. As of December 31, 2017, the Company had $9.1 million of term loans outstanding under the Senior Secured Credit Facilities, net of $0.1 million of unamortized original issue discount, no borrowings outstanding under the Senior Secured Credit Facilities and $105.0 million in floor plan notes payable outstanding under the floor plan facility, net of $0.2 million of unamortized original issue discount, with $7.0 million of additional borrowing capacity under the Revolving Credit Facility and $34.8 million of additional borrowing capacity under the floor plan facility. On March 15, 2018, the Company entered into a $200.0 million facility with M&T Bank, which includes a $175.0 million floor plan facility, a $20.0 million term loan and a $5.0 million line of credit (the “M&T Facility”), which replaced the Senior Secured Credit Facilities. As of December 31, 2018, the Company had $17.8 million outstanding under the term loan and $143.9 million outstanding under the floor plan facility. There were no outstanding borrowings under the line of credit.

The operation of the Company’s business, the rate of the Company’s expansion and the Company’s ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by the Company’s business and, if necessary, the availability of equity or debt capital. The Company also requires sufficient cash flow to meet its obligations under its existing debt agreements. The Term Loan Facility with Bank of America required the Company to make monthly principal payments of the outstanding principal amount thereof and the Company paid $0.3 million and $1.9 million for the years ended December 31, 2018 and 2017, respectively. The Company repaid the Term Loan Facility on March 15, 2018 for $8.8 million. Additionally, the Company paid total cash interest on its Senior Secured Credit Facilities of $0.1 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively, and the Company paid total floor plan interest expense on its floor plan facility of $1.0 million and $3.7 million for the years ended December 31, 2018 and 2017, respectively. The M&T Term Loan requires the Company to pay monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus accrued interest. For the year ended December 31, 2018, the Company made principal payments of $2.2 million, paid total cash interest of $0.7 million and paid total floor plan interest of $3.2 million under its credit agreement with M&T Bank. See “Management’s Discussion and Analysis and Results of Operations —Liquidity and Capital Resources” below.

The Company is dependent to a significant extent on its ability to finance its new and certain of its used RV inventory under the credit facility. Floor plan financing arrangements allow the Company to borrow money to purchase new RVs from the manufacturer or used RVs on trade-in or at auction and pay off the loan when the Company sells the financed RV. The Company may need to increase the capacity of its existing credit facility in connection with its acquisition of dealerships and overall growth. In the event that the Company is unable to obtain such incremental financing, the Company’s ability to complete acquisitions could be limited.

The Company cannot ensure you that its cash flow from operations or cash available under its credit facility will be sufficient to meet its needs. If the Company is unable to generate sufficient cash flows from operations in the future, and if availability under its credit facility is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital through the issuance of equity, the interests of existing stockholders of the Company may be diluted. If the Company incurs additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict the Company’s ability to operate. The Company cannot ensure you that it could obtain additional financing on favorable terms or at all.

The documentation governing the Company’s credit facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

The documentation governing the Company’s credit facility contain various provisions that limit the Company’s ability to, among other things:

●	incur additional indebtedness;
●	incur certain liens;
●	consolidate or merge;
●	alter the business conducted by the Company and its subsidiaries;
●	make investments, loans, advances, guarantees and acquisitions;
●	sell assets, including capital stock of its subsidiaries;
●	enter into certain sale and leaseback transactions;
●	pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness;
●	engage in transactions with affiliates; and
●	enter into agreements restricting its subsidiaries’ ability to pay dividends to Holdco.

In addition, the restrictive covenants contained in the documentation governing the credit facility require the Company to maintain specified financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. The Company’s ability to comply with those financial ratios may be affected by events beyond its control, and its failure to comply with these ratios could result in an event of default.

The restrictive covenants contained in the documentation governing the credit facility may affect the Company’s ability to operate and finance its business as it deems appropriate. The Company’s inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing its current or future indebtedness could constitute an event of default under the instruments governing the Company’s indebtedness.

If there were an event of default under the instruments governing the Company’s indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of the Company’s other indebtedness. The Company may not have sufficient funds available, or the Company may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if the Company could obtain additional financing, the terms of such financing may not be favorable to the Company. In addition, substantially all of the Company’s assets are subject to liens securing the obligations under the credit facility. If amounts outstanding under the credit facility were accelerated, the Company’s lenders could foreclose on these liens and the Company could lose substantially all of its assets. Any event of default under the instruments governing the Company’s indebtedness could have a material adverse effect on the Company’s business, financial condition and results of operations.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic outbreaks such as Ebola, Zika virus or measles, terrorist attacks or disruptive political events in certain regions where the Company’s stores are located could adversely affect the Company’s business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to the Company’s dealerships or utilizing the Company’s products, thereby reducing the Company’s sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage the Company’s stores or other operations, which may materially adversely affect the Company’s financial results. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

The Company’s business depends in part on developing and maintaining productive relationships with third party providers of products, services, protection plans, and resources that the Company markets to its customers. Additionally, the Company relies on certain third party providers to support its products, services, protection plans, and resources, including insurance carriers for the Company’s property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing. The Company cannot accurately predict when, or the extent to which, it will experience any disruption in the supply of products from its vendors or services from its third party providers. Any such disruption could negatively impact the Company’s ability to market and sell its products, services, protection plans, and resources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

With respect to the insurance programs that the Company offers, the Company is dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, the Company may be required to use an alternative carrier or change its insurance products or cease marketing certain insurance related products in certain states, which could have a material adverse effect on the Company’s business, financial condition and results of operations. If the Company is required to use an alternative insurance carrier or change its insurance related products, it may materially increase the time required to bring an insurance related product to market. Any disruption in the Company’s service offerings could harm the Company’s reputation and result in customer dissatisfaction.

Additionally, the Company provides financing to qualified customers through a number of third party financing providers. If one or more of these third party providers ceases to provide financing to the Company’s customers, provides financing to fewer customers or no longer provides financing on competitive terms, or if the Company is unable to replace the current third party providers upon the occurrence of one or more of the foregoing events, it could have a material adverse effect on the Company’s business, financial condition and results of operations.

A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

A portion of the Company’s revenue comes from the fees the Company receives from lending institutions and insurance companies for arranging financing and insurance coverage for the Company’s customers. The lending institution pays the Company a fee for each loan that it arranges. If these lenders were to lend to the Company’s customers directly rather than through the Company, the Company would not receive a fee. In addition, if customers prepay financing the Company arranged within a specified period (generally within six months of making the loan), the Company is required to rebate (or “chargeback”) all or a portion of the commissions paid to the Company by the lending institution. The Company’s revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom the Company can arrange financing, or may elect to not continue to provide these products with respect to RVs. The Company’s customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, the Company could lose a significant portion of its income and profit.

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between the Company and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, the Company typically has a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by the Company to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. The Company recognizes revenue when the applicable new or used vehicle is delivered and the Company has assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets in the Company’s consolidated financial statements included elsewhere in this Annual Report on Form 10-K and totaled $12.3 million as of December 31, 2018 and $15.5 million as of December 31, 2017. Any defaults on these retail installment sales contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

The Company’s success depends in part on its ability to attract, hire, train and retain qualified managerial, sales and marketing personnel. Competition for these types of personnel is high. The Company may be unsuccessful in attracting and retaining the personnel it requires to conduct its operations successfully and, in such an event, the Company’s business could be materially and adversely affected. The Company’s success also depends to a significant extent on the continued service and performance of the Company’s senior management team, including its Chairman and Chief Executive Officer, William Murnane. The loss of any member of the Company’s senior management team could impair its ability to execute its business plan and could therefore have a material adverse effect on the Company’s business, results of operations and financial condition. The Company does not currently maintain key man life insurance policies on any member of its senior management team or other key employees. The Company entered into an employment agreement with William Murnane, the Company’s Chief Executive Officer and Chairman, which became effective upon the consummation of the Mergers. The Company has entered into an employment offer letter with Nicholas Tomashot, the Company’s Chief Financial Officer. The Company does not have any other employment agreements currently in place with other senior executives.

The Company’s business depends on its ability to meet its labor needs.

The Company’s success depends in part upon its ability to attract, motivate and retain a sufficient number of qualified employees, including market managers, general managers, sales managers, department managers and sales associates. Qualified individuals of the requisite caliber may be scarce in some areas. If the Company is unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by, among other qualities, their enthusiasm for the Company’s culture and knowledge of the Company’s products, the Company’s business could be materially adversely affected. Although none of the Company’s employees is currently covered by collective bargaining agreements, the Company’s employees may elect to be represented by labor unions in the future. If Company employees were to so elect, the Company’s labor costs could increase. Additionally, competition for qualified employees could require the Company to pay higher wages to attract the required number of employees. An inability to recruit and retain a sufficient number of qualified employees in the future may delay any planned openings or expansions of new dealerships. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on the Company’s business, financial condition or results of operations.

The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

The Company leases most of the real properties where it has operations, including, as of December 31, 2018, five of the six Lazydays retail locations operating in four states. The Company’s leases, at inception, generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. There can be no assurance that the Company will be able to maintain its existing retail locations as leases expire, extend the leases or be able to locate alternative sites in its target markets and on favorable terms. Any failure to maintain its existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business is subject to numerous federal, state and local regulations.

The Company’s operations are subject to varying degrees of federal, state and local regulation, including regulations with respect to the Company’s RV sales, RV financing, marketing, direct mail, roadside assistance programs and insurance activities. New regulatory efforts may be proposed from time to time that may affect the way the Company operates its businesses. For example, in the past a principal source of leads for the Company’s direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

The Company is also subject to federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles. Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal which affect the Company’s business and operations.

Further, certain federal and state laws and regulations affect the Company’s activities. Areas of the Company’s business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

The Dodd-Frank Act, which was signed into law on July 21, 2010, established the BCFP, an independent federal agency funded by the United States Federal Reserve with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions. In March 2013, the BCFP issued supervisory guidance highlighting its concern that the practice of automotive dealers being compensated for arranging customer financing through discretionary markup of wholesale rates offered by financial institutions (“dealer markup”) results in a significant risk of pricing disparity in violation of ECOA. The BCFP recommended that financial institutions under its jurisdiction take steps to address compliance with the ECOA, which may include imposing controls on dealer markup, monitoring and addressing the effects of dealer markup policies, and eliminating dealer discretion to markup buy rates and fairly compensating dealers using a different mechanism.

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, may increase the Company’s annual employee health care costs that it funds and has increased the Company’s cost of compliance and compliance risk related to offering health care benefits. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act and/or adopt a replacement healthcare reform law may impact the Company’s employee healthcare costs. If health care costs rise, the Company may experience increased operating costs, which may adversely affect the Company’s business, financial condition and results of operations.

Furthermore, the Company’s property and casualty insurance programs that it offers through third party insurance carriers are subject to state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance products. The Company’s third party insurance carriers are required to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by such parties to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulatory authorities denying third party insurance carriers’ initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit the Company’s ability to market these insurance products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. The Company reviews all marketing materials it disseminates to the public for compliance with applicable insurance regulations. The Company is required to maintain certain licenses and approvals in order to market insurance products.

The Company has instituted various comprehensive policies and procedures to address compliance. However, there can be no assurance that employees, contractors, vendors or the Company’s agents will not violate such laws and regulations or the Company’s policies and procedures.

Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

The Company offers extended service contracts that may be purchased as a supplement to the original purchaser’s warranty. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect the Company’s business, results of operations and financial condition.

The Company currently transfers the majority of the administration and liability obligations associated with these extended service contracts to a third party upon purchase by the customer. State laws and regulations, however, may limit or condition the Company’s ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect the Company’s business, financial condition and results of operations.

If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within a specified notice period to avoid the termination or non-renewal. Manufacturers have been lobbying and continue to lobby for the repeal or revision of state dealer laws. Although the lobbying efforts have been unsuccessful to date, if dealer laws are repealed in the states in which the Company operates, manufacturers may be able to terminate the Company’s dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for the Company to renew its dealer agreements upon expiration.

The ability of a manufacturer to grant additional dealer agreements is based on a number of factors which the Company cannot control. If manufacturers grant new dealer agreements in areas near the Company’s existing markets, such new dealer agreements could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

The Company’s operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, the Company’s business is subject to federal, state and local requirements that regulate the environment and public health and safety. The Company may incur significant costs to comply with such requirements. The Company’s failure to comply with these regulations and requirements could cause the Company to become subject to fines and penalties or otherwise have an adverse impact on the Company’s business. In addition, the Company has indemnified certain of its landlords for any hazardous waste which may be found on or about property the Company leases. If any such hazardous waste were to be found on property that the Company occupies, a significant claim giving rise to the Company’s indemnity obligation could have a negative effect on the Company’s business, financial condition and results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company owns a variety of registered trademarks and service marks. The Company believes that its trademarks have significant value and are important to its marketing efforts. If the Company is unable to continue to protect the trademarks and service marks for its proprietary brands, if such marks become generic or if third parties adopt marks similar to the Company’s marks, the Company’s ability to differentiate its products and services may be diminished. In the event that the Company’s trademarks or service marks are successfully challenged by third parties, the Company could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for its products.

From time to time, the Company may be compelled to protect its intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract the Company’s management from running the day-to-day operations of its business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps the Company takes to protect its intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of the Company’s significant intellectual property rights could diminish the Company’s ability to distinguish its products from competitors’ products and retain its market share for its proprietary products. The Company’s inability to effectively protect the Company’s proprietary intellectual property rights could have a material adverse effect on the Company’s business, results of operations and financial condition.

Other parties also may claim that the Company infringes on their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company or the payment of damages. These claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

The Company depends on a variety of information technology systems for the efficient operation of its business. The Company relies on hardware, telecommunications and software vendors to maintain and periodically upgrade many of these information technology systems so that the Company can continue to operate its business. Various components of the Company’s information technology systems, including hardware, networks, and software, are licensed to the Company by third party vendors. The Company relies extensively on its information technology systems to process transactions, summarize results and efficiently manage its business. Additionally, because the Company accepts debit and credit cards for payment, the Company is subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains various compliance guidelines with respect to the Company’s security surrounding the physical and electronic storage, processing and transmission of cardholder data. The Company is currently in compliance with the PCI Standard, however, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention to compliance. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with respect to maintenance or support of existing systems could also disrupt or reduce the efficiency of the Company’s operations. Any material interruptions or failures in the Company’s payment-related systems could have a material adverse effect on the Company’s business, financial condition and results of operations.

Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure across the Company’s operations. The Company uses information technology systems to, among other things, support its consumer services and plans, manage procurement, manage its supply chain, track inventory information at its retail locations, communicate customer information and aggregate daily sales, margin and promotional information. The Company also uses information systems to report and audit its operational results.

In connection with sales, the Company transmits encrypted confidential credit and debit card information. Although the Company is currently in compliance with the PCI Standard, there can be no assurance that in the future the Company will be able to remain compliant with the PCI Standard or other industry recommended or contractually required practices. Even if the Company continues to be compliant with such standards, it still may not be able to prevent security breaches.

The Company also has access to, collects or maintains private or confidential information regarding its customers, associates and suppliers, as well as the Company’s business. The protection of the Company’s customer, associate, supplier and company data is critical to the Company. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across the Company’s business and operations. In addition, the Company’s customers have a high expectation that the Company will adequately protect their personal information from cyber-attacks and other security breaches. The Company has procedures in place to safeguard its customer’s data and information. However, a significant breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage the Company’s relationships with its customers and suppliers, harm the Company’s reputation and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of the Company’s sales depends on the continuing operation of its information technology and communications systems, including but not limited to its point-of-sale system and its credit card processing systems. The Company’s information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures, computer viruses, loss of data, unauthorized data breaches, usage errors by the Company’s associates or the Company’s contractors or other attempts to harm the Company’s systems, including cyber-security attacks, hacking by third parties, computer viruses or other breaches of cardholder data. Some of the Company’s information technology and communication systems are not fully redundant and the Company’s disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in the Company’s information technology and communications systems. Any errors or vulnerabilities in the Company’s information technology and communications systems, or damage to or failure of its information technology and communications systems, could result in interruptions in the Company’s services and non-compliance with certain regulations or expose the Company to risk of litigation and liability, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. As federal or state minimum wage rates increase, the Company may be required to increase not only the wage rates of the Company’s minimum wage employees, but also the wages paid to the Company’s other hourly employees as well. Any increase in the cost of the Company’s labor could have an adverse effect on the Company’s operating costs, financial condition and results of operations.

The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

Some of the products the Company sells may expose the Company to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although the Company maintains liability insurance, the Company cannot be certain that its insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to the Company on economically reasonable terms, or at all. In addition, some of the Company’s agreements with its vendors and sellers do not indemnify the Company from losses attributable to product liability. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the products sold by the Company caused property damage or personal injury could damage the Company’s brand image and its reputation with existing and potential consumers and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

The Company faces legal risks in its business, including claims from disputes with its employees and its former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While the Company maintains director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Regardless of their subject matter or merits, class action lawsuits may result in significant cost to the Company, which costs may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on the Company’s business, brand image, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost to the Company, could materially damage the Company’s reputation. The Company may in the future be the target of litigation and any such litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to the Company’s reputation and diversion of management’s attention and resources could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

The Company’s policies, procedures, controls and oversight to monitor and manage its enterprise risks may not be fully effective in achieving their purpose and may leave the Company exposed to identified or unidentified risks. Past or future misconduct by the Company’s employees or vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm to the Company. The Company monitors its policies, procedures and controls; however, there can be no assurance that its policies, procedures and controls will be sufficient to prevent all forms of misconduct. The Company reviews its compensation policies and practices as part of the Company’s overall enterprise risk management program, but it is possible that its compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

The Company has a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, the Company reviews goodwill, trademarks and tradenames for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. The Company’s determination of future cash flows, future recoverability and fair value of the Company’s long-lived assets includes significant estimates and assumptions. Changes in those estimates and/or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect the Company.

Risks Related to Our Stock

Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

Under the Merger Agreement, the stockholders, the optionholders, and the bonus payment recipients received, among other things, an aggregate of: (i) 2,857,189 shares of Company common stock; and (ii) $86.8 million. On May 15, 2018, as a result of a working capital adjustment, the Company received $0.6 million from the working capital escrow funds resulting in a net purchase price of $86.2 million. On March 15, 2019, the indemnity escrow period set forth in the Merger Agreement expired and as a result certain stockholders, optionholders and the bonus payment recipients received, an aggregate of (i) 142,857 shares of Company common stock; and (ii) $5.7 million. Pursuant to the Merger Agreement, certain of the stockholders were restricted from selling any of the Company common stock that they received as a result of the Transaction Merger during the nine month period after the closing date of the Mergers, for certain stockholders, and during the twelve month period after the closing date of the Merger for certain stockholders subject to certain exceptions. These lock-up restrictions have now lapsed.

Subject to these restrictions, the Company has entered into a registration rights agreement pursuant to which certain stockholders have been granted certain demand and “piggy-back” registration rights with respect to their securities. Additionally, the investors who simultaneously with the closing of the Mergers purchased convertible preferred stock, common stock and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”) have entered into a registration rights agreement granting them certain registration rights pursuant to which the Company has filed a registration statement covering the resale of such securities.

Furthermore, the stockholders and investors in the PIPE Investment may sell Company common stock pursuant to Rule 144 under the Securities Act, if available, rather than under a registration statement. In these cases, the resales must meet the criteria and conform to the requirements of that rule.

Subject to the effectiveness of any registration statement the Company files pursuant to the above-referenced registration rights or upon satisfaction of the requirements of Rule 144 under the Securities Act, the stockholders and investors in the PIPE Investment may sell large amounts of Company common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the Company’s stock price or putting significant downward pressure on the price of the Company’s common stock.

Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

The Company’s common stock is listed on the Nasdaq Stock Market. There is no assurance that the Company will be able to maintain the listing of its common stock in the future.

If the Company’s common stock is delisted from trading on Nasdaq, the Company could face significant material adverse consequences, including:

●	a limited availability of market quotations for its securities;
●	a limited amount of news and analyst coverage for the Company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

As of March 19, 2019, we had outstanding (i) stock options issued to the board of directors and employees to purchase 3,823,421 shares of common stock at exercise prices ranging from $6.47 to $11.10 per share, (ii) pre-funded warrants to purchase up to 1,339,499 shares of common stock that were issued in the PIPE Investment, (iii) warrants to purchase 2,522,458 shares of our common stock at $11.50 per share issued in the PIPE Investment, (iv) warrants to purchase 2,155,000 shares of our common stock at $11.50 per share held by Andina public shareholders, and (v) 5,962,733 shares of common stock issuable upon the conversion of the 600,000 Series A Preferred Stock of Holdco. We may also issue additional equity awards under our 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The sale, or even the possibility of sale, of the shares of common stock underlying the warrants, stock options and Series A Preferred Stock and the shares issuable under our incentive plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these warrants and stock options are exercised or the Series A Preferred Stock is converted to common stock, you may experience dilution to your holdings.

The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we will take advantage of certain exemptions from various reporting requirements that are applicable to other public companies. These exemptions include not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely, or may rely, on these exemptions. In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. If some investors find our common stock less attractive as a result, the price of our common stock may be reduced, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

We could remain an “emerging growth company” until the last day of 2020, although a variety of circumstances could cause us to lose that status earlier. For as long as we take advantage of the reduced reporting obligations, the information that we provide stockholders may be different from information provided by other public companies.

Stockholders may become diluted as a result of issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquistions or otherwise.

The Company’s 2018 Long-Term Equity Incentive Plan (the “2018 Plan”) allows the Company to issue common stock underlying stock options or other forms of stock-based compensation to employees and directors totalling 3,824,566 shares of Company common stock. As of December 31, 2018, there were 3,658,421 options outstanding, which if vested in the future may be exercised for 3,658,421 shares of Company common stock and there were 166,145 shares available to be issued under equity incentive awards pursuant to the 2018 Plan. The effect of the issuance of common stock or other instruments, such as stock options, convertible into common stock under the 2018 Plan or future plans may be dilutive to current common stockholders.

The Company may issue additional securities in the future if it needs to raise capital for operations or growth initiatives, including acquisitions. For example, the Company may currently issue 1,900,000 shares of common stock in an acquisition transaction pursuant to the Form S-4 filed with the SEC on August 31, 2018. In the event a transaction was consummated which utilized these shares, the impact may be dilutive to current common stockholders.

The price of the Company’s common stock may be volatile for a variety of reasons.

The price of the Company’s common stock may be volatile, and could decline, for a variety of reasons including the Company’s operating performance, ability to retain key employees, ability to meet covenants, and ability to successfully execute its growth strategy amongst other factors. The Company’s stock price may also be impacted by external factors including the general economic and political environment, actions of competitors including their quarterly performance, litigation, the perception of the industry as a whole, and changes in laws or regulations, including accounting standards. As a result, these factors may adversely impact the market price of the Company’s common stock, regardless of the Company’s operational or finanical performance. Additionally, the impact of volatility may be greater if the Company’s public float and volume is smaller than some of its competitors.

The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

The Series A Preferred Stock is convertible into Company common stock. As a result of the conversion of any issued and outstanding Series A Preferred Stock, the existing holders of Company common stock will own a smaller percentage of the outstanding Company common stock. Further, additional Company common stock may be issuable pursuant to certain other features of the Series A Preferred Stock, with such issuances being further dilutive to existing holders of Company common stock.

If the Series A Preferred Stock is converted into Company common stock, holders of such converted Company common stock will be entitled to the same dividend and distribution rights as other holders of Company common stock. As such, another dilutive effect resulting from the conversion of any shares of Series A Preferred Stock will be a dilution to dividends and distributions receivable on account of Company common stock.

The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

The holders of the Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of Company common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. Accordingly, the holders of the Series A Preferred Stock hold approximately 41.3% of the voting power of the Company on an as-converted basis. As a result, the holders of the Series A Preferred Stock may have the ability to influence future actions by the Company requiring stockholder approval.

Further, the Certificate of Designations of the Series A Preferred Stock provides that the holders of the Series A Preferred Stock have the right to nominate for election two individuals to the Company’s board of directors. As a result, the holders of Series A Preferred Stock will be able to influence the composition of the board of directors and, in turn, potentially influence and impact future actions taken by the board of directors of the Company.

The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

Pursuant to the certificate of designations governing the Series A Preferred Stock, the holders of the Series A Preferred Stock must consent to the Company taking certain actions, including among others, the increase in the number of directors constituting the Company’s board of directors above eight members, the incurrence of certain indebtedness and the sale of certain assets. The holders of the Series A Preferred Stock are not obligated to consent to any specific action and there can be no assurance that the holders will consent to any action the Company’s board of directors determines is in the best interests of its stockholders as a whole.

Additionally, the holders of the Series A Preferred Stock have been granted a right of first refusal on certain debt financings. Pursuant to this right, the holders of the Series A Preferred Stock have 15 business days to determine whether they want to undertake a covered debt financing. This may delay the Company’s ability to undertake a debt financing and may cause certain third parties to be less willing to engage in any debt financing with the Company.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Although we own the property in our Arizona location, we typically lease all the real estate properties where we have operations. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 5 or 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs.

The table below sets forth certain information concerning our leased dealership locations.

Location	Acres	Square Feet	Term (years)	Initial Expiration
FL	126	384,000	20	2035
CO	28	129,300	5	2020
CO	11	14,150	5	2020
CO	6	18,699	5	2020
MN	20	37,861	20	2038
TN	22	68,544	10	2028

Item 3.	Legal Proceedings

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

Item 4.	Mine Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Currently, our shares of common stock are listed on the NASDAQ Capital Market under the symbol “LAZY” and our warrants are quoted on the OTC Pink marketplace under the symbol “LAZYW”.

Any over-the-counter market quotations of the warrants reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 19, 2019, there were 51 holders of record of our shares of common stock, 4 holders of record of our shares of Series A Preferred Stock and 31 holders of record of our warrants.

We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions, subject to any restrictions under our credit facility and the Certificate of Designations for the Series A Preferred Stock.

Item 6.	Selected Financial Data

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K, and our Consolidated Financial Statements and notes thereto, included in Part II, Item 8 of this Form 10-K.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of issuance of options under existing or future incentive plans or the issuance of Common Stock as a result of acquisitions or otherwise.

●	The price of the Company’s Common Stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share, and per share data.

Business Overview

Our Business

The Company operates RV dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV AuthorityTM , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Annual Report on Form 10-K, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, FL. The Company also operates RV dealerships in Tucson, Arizona; Minneapolis, Minnesota; and two cities in Colorado, Loveland and Denver. Lazydays offers one of the largest selections of RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has over 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Florida, and Colorado and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 800 people at the six facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from every state except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages CRM tools and analytics to actively engage, market and sell its products and services.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and miscellaneous revenues. During the years ended December 31, 2018 and 2017, the Company derived its revenues from these categories in the following percentages:

	Comined Successor and Predecessor	Predecessor
	For the Years Ended December 31,
	2018	2017
New vehicles	54.9%	54.6%
Pre-owned vehicles	33.6%	34.3%
Other	11.5%	11.1%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 89% of total revenues for the years ended December 31, 2018 and 2017. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the years ended December 31, 2018 and 2017. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the years ended December 31, 2018 and 2017, gross profit was $131.7 million and $127.1 million, respectively, and gross margin was 21.6% and 20.7% for the years then ended. Excluding the impact of LIFO adjustments, gross profit was $133.1 million and $130.9 million and gross margin was 21.9% and 21.3%, respectively for the years ended December 31, 2018 and 2017. The Company’s gross margins on pre-owned vehicles are typically higher than gross margins on new vehicles, on a percentage basis.

During the years ended December 31, 2018 and 2017, gross margins were also favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined revenues were 11.5% and 11.1%, respectively, of total revenues during the years ended December 31, 2018 and 2017.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses.

Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 53% of selling, general and administrative expenses, stock-based compensation, depreciation and amortization, and transaction costs. During the years ended December 31, 2018 and December 31, 2017, salaries, commissions, and benefits represented 53% and 52% of these operating expenses.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2018 and 2017, SG&A, excluding transaction costs, depreciation and amortization, and stock-based compensation expense as a percentage of gross profit was 73.5% and 75.8%, respectively. For the years ended December 31, 2018 and 2017, excluding the effect of transaction costs, LIFO adjustments, stock-based compensation and depreciation and amortization expense, SG&A as a percentage of gross profit was 72.7% and 73.6%, respectively. The Company’s operating expenses have increased compared to prior periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations. In addition, as the Company executes its growth strategy the Company may acquire intangible assets and property, plant, and equipment which may result in additional depreciation and amortization expense.

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

The Company defines Adjusted EBITDA as net (loss) income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and gain on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net (loss) income, a reconciliation of Adjusted EBITDA Margin to net (loss) income margin, and a further discussion of how the Company utilizes this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

The following table sets forth information comparing the components of net (loss) income for the years ended December 31, 2018 and 2017.

Summary Financial Data

(in thousands)

	Combined Successor and Predecessor	Predecessor
	Year Ended December 31, 2018	Year Ended December 31, 2017

Revenues
New and pre-owned vehicles	$538,129	$546,385
Other	70,065	68,453
Total revenue	608,194	614,838

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	459,163	468,546
Adjustments to LIFO reserve	1,424	3,772
Other	15,941	15,383
Total cost of revenues (excluding depreciation and amortization)	476,528	487,701

Gross profit (excluding depreciation and amortization)	131,666	127,137

Transaction costs	3,898	2,313
Depreciation and amortization expense	9,416	6,030
Stock-based compensation expense	8,758	497
Selling, general, and administrative expenses	96,824	96,256
Income from operations	12,770	22,041
Other income/expenses
Gain on sale of property and equipment	2	98
Interest expense	(10,020)	(8,752)
Total other expense	(10,018)	(8,654)
Income before income tax expense	2,752	13,387
Income tax expense	(3,036)	(5,085)
Net (loss) income	$(284)	$8,302

Revenue

Revenue decreased by approximately $6.6 million, or 1.1%, to $608.2 million from $614.8 million for the years ended December 31, 2018 and 2017, respectively.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales decreased by approximately $8.3 million, or 1.5%, to $538.1 million from $546.4 million for the years ended December 31, 2018 and 2017, respectively.

Revenue from new vehicle sales decreased by approximately $1.7 million, or 0.5%, to $333.6 million from $335.3 million for the years ended December 31, 2018 and 2017, respectively. This was due to a small decrease in the average selling price per unit sold from $79,100 to $76,800 for the year ended December 31, 2017 as compared to the year ended December 31, 2018. This decrease was partially offset by an increase in the number of new vehicle units sold from 4,221 in 2017 to 4,319 in 2018.

Revenue from pre-owned vehicle sales decreased by approximately $6.5 million, or 3.1%, to $204.6 million from $211.1 million for the years ended December 31, 2018 and 2017, respectively. This was due to a decrease in the number of pre-owned vehicles sold from 3,167 to 2,977, excluding wholesale units sold. Excluding the effect of wholesale sales, the impact of the decrease in the number of pre-owned vehicles sold was partially offset by the increase in the average revenue per unit sold from approximately $62,400 in 2017 to $64,900 per unit in 2018.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $1.6 million, or 2.4%, to $70.1 million from $68.5 million for the years ended December 31, 2018 and 2017, respectively.

As a component of other revenue, excluding e-commerce revenue from 2017, sales of parts, accessories and related services increased by approximately $1.4 million, or 4.7%, to $30.9 million from $29.5 million for the years ended December 31, 2018 and 2017, respectively, due to increased volume. Revenues from the Company’s e-commerce business were $2.3 million during the year ended December 31, 2017. There were no revenues from e-commerce sales in 2018 as the Company no longer operates an e-commerce business.

Finance and insurance revenue increased by approximately $2.6 million, or 8.7%, to $32.4 million from $29.8 million for the year ended December 31, 2018 as compared to December 31, 2017, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and other revenue, which includes RV rental revenue, remained flat at approximately $6.7 million for each annual period presented.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $4.6 million, or 3.6%, to $131.7 million from $127.1 million for the years ended December 31, 2018 and 2017, respectively. This increase was partially attributable to a decrease in LIFO adjustments in 2018 compared to 2017 and the increase in the sale of new towable units in our product mix. Excluding the impact of LIFO adjustments, gross profit increased by approximately $2.2 million, or 1.7%, to $133.1 million from $130.9 million for the years ended December 31, 2018 and 2017, respectively.

New and Pre-Owned Vehicles Gross Profit

Excluding the impact of LIFO adjustments, new and pre-owned vehicle gross profit increased $1.2 million, or 1.5%, to $79.0 million from $77.8 million for the years ended December 31, 2018 and 2017, respectively. This increase is attributable to the increase in towable units sold.

Other Gross Profit

Other gross profit increased by $1.0 million, or 2.0% to $54.1 million from $53.1 million for the years ended December 31, 2018 and 2017 primarily due to increased finance and insurance revenues.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation expense, and depreciation and amortization expense, increased 0.6% to $96.8 million during the year ended December 31, 2018, from $96.3 million during the year ended December 31, 2017. In addition, there was an increase in non-cash expenses including stock-based compensation of $8.4 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also a $3.4 million increase in depreciation and amortization expense primarily as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina.

Interest Expense

Interest expense increased by approximately $1.2 million to $10.0 million for the year ended December 31, 2018 from $8.8 million for the year ended December 31, 2017, respectively. This was due to the increase in floor plan interest due to the increase in the outstanding floor plan balance from acquisitions as well as a build up of inventory at year end. In addition, interest increased as a result of the increase in the term loan with M&T Bank as well as the interest expense from the sale leaseback transaction and note payable associated with the acquisition of the Minnesota location.

Income Taxes

Income tax expense decreased to $3.0 million during the year ended December 31, 2018 from income tax expense of $5.1 million during the same period of 2017, due to the decrease in book and taxable income. While book income decreased from December 31, 2017 to December 31, 2018, non-deductible expenses such as stock-based compensation and transaction costs associated with acquisitions resulting in significant increases to the Company’s effective tax rate. As book income approaches zero, the impact of each non-deductible item has a larger impact on the effective tax rate.

Non-Gaap Financial Measures

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable it to analyze its performance and financial condition, as described in “Key Performance Indicators”, above. The Company utilizes these financial measures to manage the business on a day-to-day basis and believes that they are relevant measures of performance. The Company believes that these supplemental measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures.

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

EBITDA is defined as net income (loss) excluding depreciation and amortization of property and equipment, interest expense, net, amortization of intangible assets, and income tax expense.

Adjusted EBITDA is defined as net (loss) income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one time charges, and gain or loss on sale of property and equipment.

Reconciliations from Net (Loss) Income per the Consolidated Statements of Operations to EBITDA and Adjusted EBITDA for the years ended December 31, 2018 and 2017 are shown in the tables below.

	Combined Successor and Predecessor	Predecessor
	Years Ended December 31,
	2018	2017

EBITDA
Net (loss) income	$(284)	$8,302
Interest expense, net	10,020	8,752
Depreciation and amortization of property and equipment	6,641	5,286
Amortization of intangible assets	2,775	744
Income tax expense	3,036	5,085
Subtotal EBITDA	22,188	28,169
Floor plan interest	(4,265)	(3,739)
LIFO adjustment	1,424	3,772
Transaction costs	3,898	2,313
Gain on sale of property and equipment	(2)	(98)
Severance costs/Other	353	325
Stock-based compensation	8,758	497
Adjusted EBITDA	$32,354	$31,239

	Combined Successor and Predecessor	Predecessor
	Years Ended December 31,
	2018	2017

EBITDA margin
Net (loss) income margin	0.0%	1.4%
Interest expense, net	1.6%	1.4%
Depreciation and amortization of property and equipment	1.1%	0.9%
Amortization of intangible assets	0.5%	0.1%
Income tax expense	0.5%	0.8%
Subtotal EBITDA margin	3.6%	4.6%
Floor plan interest	-0.7%	-0.6%
LIFO adjustment	0.2%	0.6%
Transaction costs	0.6%	0.4%
Gain on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.1%	0.1%
Stock-based compensation	1.4%	0.1%
Adjusted EBITDA	5.3%	5.1%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Combined Successor and Predecessor	Predecessor
	Years Ended December 31,
	2018	2017
Net (loss) income	$(284)	$8,302
Non cash adjustments	18,357	6,192
Changes in operating assets and liabilities	(23,416)	9,562
Net cash (used in) provided by operating activities	(5,343)	24,056

Net cash used in investing activities	(96,570)	(2,335)
Net cash provided by (used in) financing activities	113,741	(12,587)
Net increase in cash	$11,828	$9,134

Net Cash from Operating Activities

The Company used cash in operating activities of approximately $5.3 million during the year ended December 31, 2018 compared to cash provided by operating activities of approximately $24.1 million for the year ended December 31, 2017. Net income decreased by approximately $8.6 million for the year ended December 31, 2018 compared to the year ended December 31, 2017. Adjustments for non-cash expenses, included in net income, increased $12.2 million to $18.4 million for the year ended December 31, 2018. During the year ended December 31, 2018, there was approximately $23.4 million of cash used by changes in operating assets and liabilities as compared to $9.6 million of cash provided by changes in operating assets and liabilities during the year ended December 31, 2017. The fluctuations in assets and liabilities were primarily due to the increase in inventory of $18.9 million during the year ended December 31, 2018. This increase in inventory was due to a seasonal build up of inventory in Tampa.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $96.6 million during the year ended December 31, 2018, compared to approximately $2.3 million for the year ended December 31, 2017. The Company used net cash of approximately $92.3 million for the acquisition of Lazy Days’ R.V. Center, Inc., Shorewood RV Center, and Tennessee RV. In addition, there were purchases of property and equipment of approximately $4.3 million.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $113.7 million during the year ended December 31, 2018, compared to net cash used in financing activities of approximately $12.6 million for the year ended December 31, 2017. During the year ended December 31, 2018, the Company raised net proceeds of $90.4 million through the PIPE offering through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. The Company paid dividends of $2.6 million during the year ended December 31, 2018 on the Series A Convertible Preferred Stock. During the year ended December 31, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long-term debt with Bank of America. During 2018 the Company repaid $2.2 million of the new term loan with M&T Bank. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $123.6 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor Period (as defined below) prior to the Merger. In addition, the Company entered into a new sales leaseback transaction which resulted in proceeds from the resulting financing liability of approximately $5.6 million. Net cash used in financing activities for the year ended December 31, 2017 primarily consisted of a $15.0 million dividend payment, a $3.0 million repayment of the line of credit, and $9.2 million of proceeds under the floor plan loan.

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

As of December 31, 2018, the Company had liquidity of approximately $26.6 million in cash and had working capital of approximately $44.3 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the years ended December 31, 2018 and 2017, the Company invested approximately $4.3 million and $2.6 million in capital expenditures, respectively.

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

As a result of the Mergers on March 15, 2018, approximately $105.5 million of incremental cash was made available from various sources, of which $86.7 million was paid out to the Stockholders leaving approximately $9.0 million of cash available for future opportunities, including potential acquisitions.

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with a $200 million Senior Secured Credit Facility (the “M&T Facility”). The M&T Facility includes a $175 million M&T floor plan line of credit (“M&T Floor Plan Line of Credit”), a $20 million M&T term loan (“M&T Term Loan”), and a $5 million M&T revolver (“M&T Revolver”). The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all of the assets of the Company.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45.0 million may be used to finance pre-owned vehicle inventory and $4.5 million may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the agreement) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the agreement).

The M&T Revolver allows the Company to draw up to $5.0 million. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

As of December 31, 2018, there was $143.9 million outstanding under the M&T Floor Plan Line of Credit and $17.8 million outstanding under the M&T Term Loan.

Off-Balance Sheet Arrangements

As of December 31, 2018, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

Although the Company cannot accurately anticipate the effect of inflation on its operations, it believes that inflation has not had, and is not likely in the foreseeable future to have, a material impact on its results of operations.

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

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our largest location in Tampa, Florida.

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

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with GAAP, and in doing so, it has to make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. The Company bases its estimates, assumptions and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. The Company evaluates its critical accounting estimates, assumptions and judgments on an ongoing basis.

We believe that, of our significant accounting policies (see Note 2 of the financial statements included in this Form 10-K), the following policies are the most critical:

Basis of Presentation

Predecessor and Successor Periods

As a result of the Mergers, Holdco is the acquirer for accounting purposes and Lazydays R.V. Center, Inc. is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 15, 2018 (the “Acquisition Date”) (“Predecessor Periods”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor Period financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting as of the effective time of the Transaction Merger, the accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not directly comparable.

The historical financial information of Andina, (which was a special purpose acquisition company) prior to the business combination has not been reflected in the Predecessor Period financial statements as these historical amounts have been considered immaterial. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, the allowance for doubtful accounts and stock-based compensation.

Revenue Recognition

The Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) fees are fixed or determinable, and (4) the collection of related accounts receivable is probable.

Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts, sales, and service is recognized on delivery of the service or product. Revenue from parts, sales, and service is recognized in other revenue in the accompanying consolidated statements of operations.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations.

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

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 15 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Board of Directors.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated statements of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 8.	Financial Statements and Supplementary Data

Lazydays Holdings, Inc.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2018 (Successor) and 2017 (Predecessor)	F-2

Consolidated Statements of Operations for the Successor Period from March 15, 2018 to December 31, 2018, the Predecessor Period from January 1, 2018 to March 14, 2018, and the Year Ended December 31, 2017 (Predecessor)	F-4

Consolidated Statements of Stockholders’ Equity for the Year Ended December 31, 2017 (Predecessor), the Predecessor Period from January 1, 2018 to March 14, 2018, and the Successor Period from March 15, 2018 to December 31, 2018	F-5

Consolidated Statements of Cash Flows for the Successor Period from March 15, 2018 to December 31, 2018, the Predecessor Period from January 1, 2018 to March 14, 2018, and the Year Ended December 31, 2017 (Predecessor)	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazydays Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the period from March 15, 2018 to December 31, 2018 (Successor), for the period from January 1, 2018 to March 14, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 (Successor) and December 31, 2017 (Predecessor), and the results of its operations and its cash flows for the period from March 15, 2018 to December 31, 2018 (Successor), for the period from January 1, 2018 to March 14, 2018 (Predecessor) and for the year ended December 31, 2017 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

Melville, NY

March 22, 2019

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	Successor	Predecessor
	As of	As of
	December 31,	December 31,
	2018	2017

ASSETS
Current assets
Cash	$26,603	$13,292
Receivables, net of allowance for doubtful accounts of $687 and $1,013 at December 31, 2018 and 2017, respectively	16,967	19,911
Inventories	167,378	114,170
Income tax receivable	2,630	-
Prepaid expenses and other	3,166	2,062
Total current assets	216,744	149,435

Property and equipment, net	78,043	45,669
Goodwill	36,762	25,216
Intangible assets, net	70,189	25,862
Deferred tax asset	-	144
Other assets	358	219
Total assets	$402,096	$246,545

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	Successor	Predecessor
	As of	As of
	December 31,	December 31,
	2018	2017

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$22,599	$25,181
Income tax payable	-	1,536
Dividends payable	1,210	-
Floor plan notes payable, net of debt discount	143,469	104,976
Contingent liability, current portion	-	667
Financing liability, current portion	714	595
Long-term debt, current portion	4,408	1,870
Total current liabilities	172,400	134,825

Long term liabilities
Financing liability, non-current portion, net of debt discount	60,533	53,680
Long term debt, non-current portion, net of debt discount	19,013	7,207
Deferred tax liability	18,717	-
Total liabilities	270,663	195,712

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2018; liquidation preference of $61,210 as of December 31, 2018	54,983	-

Stockholders’ Equity

Successor:
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at December 31, 2018
	-	-
Additional paid-in capital	80,606	-
Accumulated deficit	(4,156)	-

Predecessor:
Preferred stock, $0.001 par value 150,000 shares authorized:
Senior Preferred Stock, convertible and 8% cumulative dividend; 10,000 shares designated; -0- issued and outstanding; liquidation preference $0 at December 31, 2017	-	-

Common stock, $0.001 par value; 4,500,000 shares authorized; 3,333,331 shares issued and 3,333,166 shares outstanding at December 31, 2017	-	3

Additional paid-in capital	-	49,756
Treasury stock, 165 shares, at cost	-	(11)
Retained earnings	-	1,085
Total stockholders’ equity	76,450	50,833
Total liabilities and stockholders’ equity	$402,096	$246,545

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017

Revenues
New and pre-owned vehicles	$419,018	$119,111	$546,385
Other	55,237	14,828	68,453
Total revenues	474,255	133,939	614,838

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $1,276, $148, and $3,772, respectively)	358,757	101,830	472,318
Other	12,894	3,047	15,383
Total cost applicable to revenue	371,651	104,877	487,701

Transaction costs	3,460	438	2,313
Depreciation and amortization	8,204	1,212	6,030
Stock-based compensation	8,618	140	497
Selling, general, and administrative expenses	74,624	22,200	96,256
Income from operations	7,698	5,072	22,041
Other income/expenses
Gain on sale of property and equipment	1	1	98
Interest expense	(8,001)	(2,019)	(8,752)
Total other expense	(8,000)	(2,018)	(8,654)
(Loss) income before income tax expense	(302)	3,054	13,387
Income tax expense	(2,318)	(718)	(5,085)
Net (loss) income	$(2,620)	$2,336	$8,302
Dividends on Series A Convertible Preferred Stock	(3,845)
Deemed dividend on Series A Convertible Preferred Stock	(3,392)
Net (loss) income attributable to common stock and participating securities	$(9,857)

Succesor EPS:
Basic and diluted loss per share	$(1.02)
Weighted average shares outstanding - basic and diluted	9,668,250

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(PREDECESSOR)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2017 THROUGH MARCH 14, 2018

(Dollar amounts in thousands except for share and per share data)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2017	10,000	$-	999,835	$1	165	$(11)	$49,261	$7,783	$57,034
Net income	-	-	-	-	-	-	-	8,302	8,302
Conversion of preferred stock	(10,000)	-	2,333,331	2	-	-	(2)	-	-
Stock-based compensation	-	-	-	-	-	-	497	-	497
Dividends	-	-	-	-	-	-	-	(15,000)	(15,000)
Balance at December 31, 2017	-	-	3,333,166	3	165	(11)	49,756	1,085	50,833
Net income	-	-	-	-	-	-	-	2,336	2,336
Stock-based compensation	-	-	-	-	-	-	140	-	140
Balance at March 14, 2018	-	$-	3,333,166	$3	165	$(11)	$49,896	$3,421	$53,309

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH DECEMBER 31, 2018

(Dollar amounts in thousands except for share and per share data)

	Common Stock
	Shares	Amount	Additional Paid-In capital	Accumulated deficit	Total Stockholders’ Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	8,618	-	8,618
Dividends on Series A preferred stock	-	-	(3,845)	-	(3,845)
Net loss	-	-	-	(2,620)	(2,620)
Balance at December 31, 2018	8,471,608	$-	$80,606	$(4,156)	$76,450

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017
Cash Flows From Operating Activities
Net (loss) income	$(2,620)	$2,336	$8,302
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

Stock based compensation	8,618	140	497
Bad debt expense	816	-	422
Depreciation and amortization of property and equipment	5,583	1,058	5,286
Amortization of intangible assets	2,621	154	744
Amortization of debt discount	377	136	371
Gain on sale of property and equipment	(1)	(1)	(98)
Deferred income taxes	(1,774)	630	(1,030)
Changes in operating assets and liabilities:
Receivables	(2,686)	5,143	(6,647)
Inventories	(18,896)	1,435	9,823
Prepaid expenses and other	(479)	44	1,179
Income tax receivable/payable	(593)	(3,573)	2,863
Other assets	(157)	18	176
Accounts payable, accrued expenses and other current liabilities	(6,135)	2,463	2,168

Total Adjustments	(12,706)	7,647	15,754

Net Cash (Used in) Provided By Operating Activities	(15,326)	9,983	24,056

Cash Flows From Investing Activities
Cash paid for acquisitions	(101,478)	-	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	9,188	-	-
Proceeds from sales of property and equipment	41	-	249
Purchases of property and equipment	(3,627)	(694)	(2,584)

Net Cash Used In Investing Activities	(95,876)	(694)	(2,335)

Cash Flows From Financing Activities
Net borrowings under M&T bank floor plan	123,619	-	-
Repayment of Bank of America floor plan	(96,740)	-	-
Net (repayments)/borrowings under floor plan	-	(12,272)	9,208
Repayments of line of credit	-	-	(3,000)
Repayments under long term debt with Bank of America	(8,820)	(310)	(1,858)
Borrowings under long term debt with M&T bank	20,000	-	-
Repayment of long term debt with M&T bank	(2,176)	-	-
Net proceeds from the issuance of Series A preferred stock and warrants	57,650	-	-
Net proceeds from the issuance of common stock and warrants	32,719	-	-
Proceeds from financing liability	5,584	-	-
Repayments of financing liability	(430)	(144)	(465)
Dividend payments to Series A Preferred stockholders	(2,635)	-	-
Dividend payments	-	-	(15,000)
Repayments of notes payable to Andina related parties	(761)	-	-
Repayments of acquisition notes payable	(183)	-	-
Payment of contingent liability - RV America acquisition	-	(667)	(1,333)
Loan issuance costs	(693)	-	(139)

Net Cash Provided by (Used In) Financing Activities	127,134	(13,393)	(12,587)

Net Increase (Decrease) In Cash	15,932	(4,104)	9,134

Cash - Beginning	10,671	13,292	4,158

Cash - Ending	$26,603	$9,188	$13,292

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017
Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for interest	$7,541	$2,182	$8,332
Cash paid during the year for income taxes net of refunds received	$4,706	$3,587	$3,325

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$598	$89	$74
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$4,910	$-	$-
Rental equipment purchased under floor plan	$-	$2,911	$-
Fixed assets purchased with accounts payable	$818	$-	$-
Conversion of preferred stock into common stock	$-	$-	$2
Accrued dividends on Series A Preferred Stock	$1,210	$-	$-
Beneficial conversion feature on Series A Preferred Stock	$3,392	$-	$-
Warrants issued to Series A Preferred stockholders and investment bank	$2,666	$-	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$29,400	$-	$-
Note payable incurred in acquisitions	$5,820	$-	$-
Net assets acquired in dealership acquisitions	$21,034	$-	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$106,391	$-	$-

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in six locations including one in the state of Florida, two in the state of Colorado, one in the state of Arizona, one in the state of Tennessee and one located in Minnesota. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Successor

The consolidated financial statements in the period from March 15, 2018 to December 31, 2018 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, Lazydays of Minneapolis LLC, and LDRV of Tennessee LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 and January 1, 2017 through December 31, 2017 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazydays RV is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the periods up to March 15, 2018 (the “Acquisition Date”) (“Predecessor Periods”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting as of the effective time of the Transaction Merger, the accompanying consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not directly comparable.

The historical financial information of Andina, which was a special purpose acquisition company prior to the business combination, has not been reflected in the Predecessor financial statements as these historical amounts have been considered immaterial. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, the allowance for doubtful accounts and stock-based compensation.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Cash consists of business checking accounts with its banks, the first $250 of which is insured by the Federal Deposit Insurance Corporation. There are no cash equivalents as of December 31, 2018 and 2017.

Revenue Recognition

The Company recognizes revenue when the following four criteria are met: (1) delivery has occurred or services rendered; (2) persuasive evidence of an arrangement exists; (3) fees are fixed or determinable, and (4) the collection of related accounts receivable is probable.

Revenue from the sale of vehicles is recognized on delivery, transfer of title and completion of financing arrangements. Revenue from parts, sales, and service is recognized on delivery of the service or product. Revenue from parts, sales, and service is recognized in other revenue in the accompanying consolidated statements of operations.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The Company recognized finance and insurance revenues, net of chargebacks, which is included in other revenue as follows:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017

Gross finance and insurance revenues	$27,926	$7,483	$32,509
Chargebacks	(2,338)	(622)	(2,661)
Net Finance Revenue	$25,588	$6,861	$29,848

The Company has an accrual for charge-backs which totaled $3,252 and $2,373 at December 31, 2018 and 2017, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction.

Revenue is recorded net of related sales and excise taxes.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the consolidated statements of operations.

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the period from March 15, 2018 to December 31, 2018, shipping and handling included as a component of revenue were $1,896. For the periods from January 1, 2018 to March 14, 2018 and January 1, 2017 to December 31, 2017 shipping and handling costs included as a component of revenue were $603 and $2,760 respectively.

Receivables

The Company sells to customers and arranges third-party financing, as is customary in the industry. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $1,276 and $11,930 as of December 31, 2018 and 2017, respectively.

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

Goodwill and Intangible Assets

The Company’s goodwill, trade names and trademarks are deemed to have indefinite lives, and accordingly are not amortized, but are evaluated at least annually for impairment and more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining fair value. Significant judgment is required to estimate the fair value of reporting units which includes estimating future cash flows, determining appropriate discount rates, consideration of the Company’s aggregate fair value, and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment.

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all our reporting units and perform a detailed quantitative test of impairment (Step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis, (Step 2) to measure such impairment. At December 31, 2018 and 2017, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified at December 31, 2018.

The Company’s manufacturer and customer relationships are amortized over their estimated useful lives on a straight-line basis.

Successor

The estimated useful lives are 7 to 12 years for both the manufacturer and customer relationships.

Predecessor

The estimated useful lives were 13 to 18 years for the manufacturer relationships. The customer relationships were fully amortized and had a net carrying value of $0 at December 31, 2017.

Vendor Allowances

As a component of the Company’s consolidated procurement program, the Company frequently enters into contracts with vendors that provide for payments of rebates. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebates and as a component of costs of sales as the inventory is sold. Certain of these vendor contracts provide for rebates that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates are given accounting recognition at the point at which achievement of the specified performance measures is deemed to be probable and reasonably estimable.

Financing Costs

Debt financing costs are recorded as a debt discount and are amortized over the term of the related debt. Amortization of debt discount included in interest expense was $377 for the period from March 15, 2018 to December 31, 2018. Amortization of debt discount included in interest expense was $136 and $371 for the period from January 1, 2018 to March 14, 2018 and January 1, 2017 to December 31, 2017, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Management believes no impairment of long-lived assets existed as of December 31, 2018 and 2017.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2018 and 2017 because of the relatively short maturities of these instruments. The carrying amount of the Company’s bank debt approximates fair value as of December 31, 2018 and 2017 because the debt bears interest at a rate that approximates the current market rate at which the Company could borrow funds with similar maturities.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 15 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Board of Directors.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated statements of operations.

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

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

Successor
March 15, 2018 to December 31, 2018
(Dollars in thousands - except per share amounts)
Distributed earning allocated to common stock	$-
Undistributed loss allocated to common stock	(9,857)
Net loss allocated to common stock	(9,857)
Net loss allocated to participating securities	-
Net loss allocated to common stock and participating securities	$(9,857)
Weighted average shares outstanding for basic earning per common share	9,668,250
Dilutive effect of warrants and options	-
Weighted average shares outstanding for diluted earnings per share computation	9,668,250
Basic loss per common share	$(1.02)
Diluted loss per common share	$(1.02)

During the Successor Period from March 15, 2018 to December 31, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

March 15, 2018 to December 31, 2018

Weighted average outstanding common shares	8,471,608
Weighted average shares held in escrow	(142,857)
Weighted average prefunded warrants	1,339,499
Weighted shares outstanding - basic and diluted	9,668,250

For the Successor period, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

March 15, 2018 to December 31, 2018

Shares underlying Series A Convertible Preferred Stock	5,962,733
Shares underlying warrants	4,677,458
Stock options	3,658,421
Shares underlying unit purchase options	657,142
Share equivalents excluded from EPS	14,955,754

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $8,663 for the period from March 15, 2018 to December 31, 2018 (Successor Period). Advertising and promotion charges were $2,624 and $11,027 for the Predecessor periods from January 1, 2018 to March 14, 2018 and January 1, 2017 to December 31, 2017, respectively.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in the Company’s financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on the Company’s financial condition, results of operations or cash flows. The Company does not expect any significant changes in its unrecognized tax benefits within twelve months of the reporting date.

The Company’s policy is to classify assessments, if any, for tax related interest and penalties as income tax expense in the consolidated statements of operations.

Seasonality

The Company’s operations generally experience modestly higher vehicle sales in the first half of each year during the winter months at the Company’s largest location in Tampa, Florida.

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the Successor period from March 15, 2018 to December 31, 2018, four major manufacturers accounted for 30.5%, 27.4%, 17.3% and 16.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

During the Predecessor period from January 1, 2017 to December 31, 2017, four major manufacturers accounted for 28.9%, 27.0%, 21.3%, and 15.0% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida location and the Colorado locations, which generate greater than 10% of revenues, were as follows:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017

Florida	71%	81%	77%
Colorado	19%	11%	15%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

Leases

For operating leases, rent is recognized on a straight-line basis over the expected lease term, including cancellable option periods where the Company is reasonably assured to exercise the options. Differences between amounts paid and amounts expensed are recorded as deferred rent. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the future minimum lease payments during the lease term. Sale-leasebacks are transactions through which assets are sold at fair value and subsequently leased back from the seller. Failed sale-leaseback transactions result in retention of the “sold” assets within property and equipment, with a financing lease obligation equal to the amount of proceeds received recorded as a financing liability, on the accompanying consolidated balance sheets.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to December 31, 2018 through the date these consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the consolidated financial statements other than those disclosed in Note 15 – Preferred Stock and Note 16 – Stockholders’ Equity.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. As the Company qualifies as an emerging growth company, this standard will be effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers - Principal versus Agent Considerations”, in April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing” and in May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2016-12”). This update provides clarifying guidance regarding the application of ASU No. 2014-09 - Revenue from Contracts with Customers which is not yet effective. These new standards provide for a single, principles-based model for revenue recognition that replaces the existing revenue recognition guidance. As the Company qualifies as an emerging growth company, this standard will be effective for fiscal years beginning after December 15, 2018. This standard has an effective date of January 1, 2019, and the Company used the modified retrospective implementation method, whereby a cumulative effect adjustment is recorded to retained earnings as of the date of initial application, if needed. In preparing for adoption, the Company has evaluated the terms, conditions and performance obligations under our existing contracts with customers. The Company does not expect to have a cumulative adjustment to retained earnings and does not anticipate that the new standard will have a material impact on its financial condition, results of operations or cash flows.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendment addresses several specific cash flow issues with the objective of reducing the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. As the Company qualifies as an emerging growth company, this standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this ASU to materially impact its consolidated financial statements or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). The amendments require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this ASU do not provide a definition of restricted cash or restricted cash equivalents. As the Company qualifies as an emerging growth company, this standard will be effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect the adoption of this ASU to materially impact its consolidated financial statements or results of operations.

In January 2017, the FASB issued ASU No. 2017-04, “Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 eliminates Step 2 from the goodwill impairment test. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This standard will be effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): (“ASU 2017-09”). ASU 2017-09 provides clarity on the accounting for modifications of stock-based awards. ASU 2017-09 requires adoption on a prospective basis in the annual and interim periods for our fiscal year ending December 31, 2019 for share-based payment awards modified on or after the adoption date. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In September 2017, the FASB issued ASU No. 2017-13, Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842). This ASU adds Securities and Exchange Commission (“SEC”) paragraphs pursuant to the SEC Staff Announcement at the July 20, 2017 Emerging Issues Task Force (EITF) meeting. The July announcement addresses Transition Related to Accounting Standards Updates No. 2014-09, Revenue from Contracts with Customers (Topic 606), and No. 2016-02, Leases (Topic 842). This update also supersedes SEC paragraphs pursuant to the rescission of SEC Staff Announcement, “Accounting for Management Fees Based on a Formula,” effective upon the initial adoption of Topic 606, Revenue from Contracts with Customers, and SEC Staff Announcement, “Lessor Consideration of Third-Party Value Guarantees,” effective upon the initial adoption of Topic 842, Leases. The amendments in this update also rescind three SEC Observer Comments effective upon the initial adoption of Topic 842. One SEC Staff Observer comment is being moved to Topic 842. As the Company qualifies as an emerging growth company, this standard is required to be implemented effective January 1, 2019. The Company does not believe the impact of of this guidance will have a material impact on the financial statements.

In November 2017, the FASB issued ASU 2017-14, Income Statement—Reporting Comprehensive Income (Topic 220), Revenue Recognition (Topic 605), and Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the new revenue recognition standard. As the Company qualifies as an emerging growth company, this standard will be effective for fiscal years beginning after December 15, 2018. The Company has evaluated the impact of these ASUs, and has concluded that it will not materially impact the financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Lazy Days’ R.V. Center, Inc.

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina IPO right (4,310,000 at March 15, 2018 prior to the Mergers) entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant (4,310,000 at March 15, 2018) entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”). During the year ended December 31, 2018, the Company received $563 as a result of the settlement of the working capital adjustment and the amount was reflected as an adjustment to goodwill.

The Company accounted for the Mergers as a business combination using the purchase method of accounting. As a result, the Company determined its allocation (which are subject to potential settlements of contingencies that the Company does not expect to be material) of the fair value of the assets acquired and the liabilities assumed of the Predecessor as follows:

Cash	$9,188
Receivables	14,768
Inventories	124,354
Prepaid expenses and other	4,754
Property and equipment	73,642
Intangible assets	68,200
Other assets	200
Total assets acquired	295,106

Accounts payable, accrued expenses and other current liabilities	26,988
Floor plan notes payable	95,663
Financing liability	56,000
Deferred tax liability	20,491
Long-term debt	8,781
Total liabilities assumed	207,923

Net assets acquired	$87,183

The fair value of the consideration paid was as follows:

Purchase Price:
Cash consideration paid	$86,178
Common stock issued to former stockholders, option holders, and bonus receipients of Lazy Days’ R.V. Center, Inc.	29,400
$115,578

The common stock was valued at $10.29 per share, the closing price of Andina’s common stock on the date of the Mergers.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill associated with the Mergers is detailed below:

As of March 15, 2018
Total consideration	$115,578
Less net assets acquired	$87,183
Goodwill	$28,395

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing of the Mergers.

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

Direct transaction related costs consist of costs incurred in connection with the Mergers. These costs totaled $2,730 for the period from March 15, 2018 to December 31, 2018 which primarily consisted of the business combination expenses of Andina that were contingent upon the completion of the Mergers. These costs total $381 for the period from January 1, 2018 to March 14, 2018.

Acquisitions of Dealerships

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center (“Shorewood”). The Company simultaneously entered into a real estate purchase agreement with the owners of Shorewood RV Center for the land and building at the Shorewood RV Center location. The purchase price consisted of cash and a note payable to the seller of Shorewood RV Center, subject to a final working capital adjustment. The note payable is a three year note which matures on August 7, 2021, which requires monthly payments of $52 in principal and interest. The note bears interest at 4.75%. As part of the acquisition, the Company acquired the inventory of Shorewood RV Center and has added the inventory to the M&T Floor Plan Line of Credit. The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party (See Note 10 - Debt).

On December 6, 2018, the Company consummated its asset purchase agreement with Tennessee Sales and Service, LLC (“Tennessee RV”). The purchase price consisted of cash and a note payable to the seller of Tennessee RV. The note payable is a four year note which matures on December 6, 2022, which requires monthly payments of $94 in principal and interest. The note bears interest at 5.0%. As part of the acquisition, the Company acquired the inventory of Tennessee RV and has added the inventory to the M&T Floor Plan Line of Credit.

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Shorewood RV Center and Tennessee RV both constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed as follows for these dealerships:

Inventories	$23,530
Accounts receivable and prepaid expenses	388
Property and equipment	6,175
Intangible assets	4,610
Total assets acquired	34,703

Accounts payable, accrued expenses and other current liabilities	698
Floor plan notes payable	21,163
Total liabilities assumed	21,861

Net assets acquired	$12,842

The fair value of consideration paid was as follows:

Purchase Price:
Cash consideration paid	$15,300
Amounts due to former owners	89
Note payable issued to former owners	5,820
$21,209

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood RV Center and Tennessee RV. Goodwill associated with the transaction is detailed below:

Total consideration	$21,209
Less net assets acquired	$12,842
Goodwill	$8,367

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$210	7-8 years
Dealer Agreements	$4,400	7-8 years

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood RV Center and Tennessee RV had been consummated on January 1, 2017.

	For the year ended December 31,
	2018	2017
Revenue	$663,878	$675,811
Income before income taxes	$6,890	$13,722
Net income	$2,715	$8,567

The Company adjusted the combined income of Lazydays RV with Andina and Shorewood and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

The Company recorded approximately $9.0 million in revenue and ($0.1 million) in net loss prior to income taxes during the period from March 15, 2018 to December 31, 2018 related to these acquisitions.

Goodwill that is deductible for tax purposes was determined to be $15,453.

NOTE 4 – RECEIVABLES, NET

Receivables consist of the following:

	Successor	Predecessor
	As of	As of
	December 31, 2018	December 31, 2017

Contracts in transit and vehicle receivables	$12,291	$15,528
Manufacturer receivables	3,823	3,555
Finance and other receivables	1,540	1,841
	17,654	20,924
Less: Allowance for doubtful accounts	(687)	(1,013)
	$16,967	$19,911

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenues.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	Successor	Predecessor
	As of	As of
	December 31, 2018	December 31, 2017

New recreational vehicles	$129,361	$89,668
Pre-owned recreational vehicles	34,905	31,378
Parts, accessories and other	4,387	5,054
	168,653	126,100
Less: excess of current cost over LIFO	(1,275)	(11,930)
	$167,378	$114,170

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Successor	Predecessor
	As of	As of
	December 31, 2018	December 31, 2017

Land	$15,555	$10,366
Building and improvments including leasehold improvements	55,761	41,890
Furniture and equipment	5,044	14,753
Company vehicles and rental units	4,856	3,612
Construction in progress	2,359	396
	83,575	71,017

Less: Accumulated depreciation and amortization	(5,532)	(25,348)

	$78,043	$45,669

Depreciation and amortization expense is set forth in the table below:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017

Depreciation and amortization	$5,583	$1,058	$5,286

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	Successor			Predecessor
	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value

Amortizable intangible assets:
Manufacturer relationships	$33,400	$2,015	$31,385	$11,100	$3,238	$7,862
Customer relationships	9,310	606	8,704	1,300	1,300	-
	42,710	2,621	40,089	12,400	4,538	7,862
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	18,000	-	18,000
	$72,810	$2,621	$70,189	$30,400	$4,538	$25,862

Amortization expense is set forth in the table below:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017

Amortization	$2,621	$154	$744

Estimated future amortization expense is as follows:

Years ending
2019	$3,811
2020	3,811
2021	3,811
2022	3,811
2023	3,811
Thereafter	21,034
$40,089

As of December 31, 2018, the weighted average remaining amortization period was 10.8 years.

NOTE 8 – FINANCING LIABILITY

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

On August 7, 2018, the Successor sold certain land, building and improvements for $5,350 and is leasing back the property from the purchaser over a non-cancellable period of 20 years (See Note 3 – Business Combinations). The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.9%. At the conclusion of the 20-year lease period, the financing liability residual will be $1,780, which will correspond to the carrying value of the land. As part of the lease, the Company may draw up to $5,000 from the lessor through September 30, 2019 to pay for certain improvements on the premises. As of December 31, 2018, the Company drew $234 to make such improvements. Repayments on advances are made over the term of the lease and are factored into the calculation of the outstanding financing liability. Annual payments are made at a rate of the amount of the outstanding advance multiplied by an advance rate of 8%.

The financing liabilities, net of debt discount, is summarized as follows:

	Successor	Predecessor
	As of	As of
	December 31,	December 31,
	2018	2017

Financing liability	$61,324	$55,158
Debt discount	(77)	(883)
Financing liability, net of debt discount	61,247	54,275
Less: current portion	714	595
Financing liability, non-current portion	$60,533	$53,680

The future minimum payments required by the arrangements are as follows:

			Total
Years ending December 31,	Principal	Interest	Payment
2019	$714	$4,488	$5,202
2020	878	4,430	5,308
2021	1,055	4,360	5,415
2022	1,247	4,277	5,524
2023	1,455	4,178	5,633
Thereafter	43,194	35,533	78,727
	$48,543	$57,266	$105,809

For the period from March 15, 2018 to December 31, 2018, the Successor made interest payments of $3,236 and principal payments of $430. For the period from January 1, 2018 to March 14, 2018, the Predecessor made interest payments of $1,020 and principal payments of $144. For the period from January 1, 2017 to December 31, 2017, the Predecessor made interest payments of $4,104 and principal payments of $465.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor	Predecessor
	As of	As of
	December 31, 2018	December 31, 2017

Accounts payable	$10,642	$12,394
Other accrued expenses	3,577	2,893
Customer deposits	2,511	3,999
Accrued compensation	2,164	3,211
Accrued charge-backs	3,252	2,373
Accrued interest	453	311
Total	$22,599	$25,181

NOTE 10 – DEBT

Successor Debt

M&T Financing Agreement

On March 15, 2018, the Company terminated and replaced the Bank of America (“BOA”) credit facility with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility includes a Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a Term Loan (the “M&T Term Loan”), and a Revolving Credit Facility (the “M&T Revolver”). The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all of the assets of the Company. The costs of the M&T Facility were recorded as a debt discount.

On March 15, 2018, the Company repaid $96,740 outstanding under the BOA floor plan notes payable and $8,820 outstanding under the BOA term loan with the proceeds of the M&T Facility.

As of December 31, 2018, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of December 31, 2018, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $3,486 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. The interest rate in effect as of December 31, 2018 was 4.52238%. Principal payments become due upon the sale of the vehicle. Additionally, principal payments are required to be made once the vehicle reaches a certain number of days on the lot. The average outstanding principal balance was $103,981 and the related floor plan interest expense was $4,265.

The M&T Floor Plan Line of Credit consists of the following as of December 31, 2018:

Successor
As of December 31, 2018
Floor plan notes payable, gross	$143,885
Debt discount	(416)
Floor plan notes payable, net of debt discount	$143,469

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The interest rate in effect at December 31, 2018 was 4.5625%.

Long-term debt consists of the following as of December 31, 2018:

	Successor
	As of December 31, 2018
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan	$17,825	$(42)	$17,783
Acquisition notes payable (See Note 3)	5,638	-	5,638
Total long-term debt	23,463	(42)	23,421
Less: current portion	4,408	-	4,408
Long term debt, non-current	$19,055	$(42)	$19,013

Future maturities of long term debt are as follows:

Years ending December 31,
2019	$4,408
2020	4,484
2021	13,477
2022	1,094
Total	$23,463

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended December 31, 2018, there were no outstanding borrowings under the M&T Revolver. The M&T Revolver also includes a $1,000 Letter of Credit Sublimit which decreases the availability of the line. As of December 31, 2018, there were $715 outstanding letters of credit. As a result, there was $4,285 available under the M&T Revolver.

Predecessor Debt

On February 27, 2017, the Predecessor and BOA amended the floor plan notes payable asset-based borrowing facility to (a) increase the aggregate availability from $120 million to $140 million; (b) modify certain financial covenants; (c) decrease the interest rate applicable to the facility over time until it reaches LIBOR plus 2.25% for the period from November 1, 2017 until the maturity date (November 18, 2018) of the facility; and (d) amend or modify other terms and conditions.

The entire facility could be used to finance new vehicle inventory but only up to $40.0 million could be used to finance pre-owned vehicle inventory, of which a maximum of $5.0 million could be used to finance rental units. Borrowings outstanding under this facility totaled $105,207 at December 31, 2017. For the year ended December 31, 2017, interest was based on LIBOR plus rates ranging between 2.25%-3.25% (3.63% at December 31, 2017). Principal was due upon the sale of the respective vehicle. The BOA floor plan notes payable was repaid with the transition to the M&T Floor Plan Line of Credit on March 15, 2018.

The floor plan line of credit consists of the following as of December 31, 2017:

Predecessor
As of December 31, 2017
Floor plan notes payable, gross	$105,207
Debt discount	(231)
Floor plan notes payable, net of debt discount	$104,976

On November 18, 2015, the Company entered into a credit agreement with Bank of America for an aggregate commitment amount of $20,000, which includes two facilities (the “BOA Credit Agreement”). The first of two facilities under the BOA Credit Agreement was a $13,000 term note payable (“Term Loan”) which was collateralized by accounts receivable, inventory and equipment. The Term Loan carried interest at LIBOR plus 3.50% (4.84% at December 31, 2017) per annum and required monthly payments equal to $155 of principal, plus interest. The principal balance on the Term Loan was repaid on March 15, 2018 when the Company switched lenders to M&T Bank.

	Predecessor
	As of December 31, 2017
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan	$9,130	$(65)	$9,065
Capital lease obligation	12	-	12
Total long-term debt	9,142	(65)	9,077
Less: current portion	1,870	-	1,870
Long term debt, non-current	$7,272	$(65)	$7,207

The second of the two facilities under the BOA Credit Agreement was a $7,000 revolving line of credit. The revolving line of credit carried interest at LIBOR plus 3.5% per annum and has no minimum payment requirements. The principal balance on the Revolver was $0 as of December 31, 2017. The revolver was no longer available upon the change to M&T bank on March 15, 2018.

NOTE 11 – INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017
Current:
Federal	$3,483	$85	$5,253
State	609	3	862
	4,092	88	6,115

Deferred:
Federal	(1,738)	460	(859)
State	(36)	170	(171)
	(1,774)	630	(1,030)
Income tax expense	$2,318	$718	$5,085

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2018 and 34% in 2017) to the Company’s income tax expense is as follows:

	Successor		Predecessor
	March 15, 2018 to December 31, 2018		January 1, 2018 to March 14, 2018		January 1, 2017 to December 31, 2017
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$(59)	21.0%	$635	21.0%	$4,540	34.0%
Non-deductible expense	35	-12.4%	10	0.3%	48	0.4%
State income taxes, net of federal tax effect	500	-177.4%	110	3.6%	450	3.4%
Transaction costs	623	-221.3%	578	18.9%	-	0.0%
Stock-based compensation and officer compensation	1,248	-442.7%	(241)	-7.9%	-	0.0%
Long-term incentive plan	-	0.0%	(412)	-13.5%	-	0.0%
Effect of increase in statutory rate for current year	-	0.0%	-	0.0%	80	0.6%
Tax rate adjustments	-	0.0%	-	0.0%	(12)	-0.1%
Other credits and changes in estimate and true ups	(29)	10.6%	38	1.3%	(21)	-0.3%
Income tax expense	$2,318	-822.2%	$718	23.7%	$5,085	38.0%

Due to limitations on the deductibility of compensation under Section 162(m) stock-based compensation expense attributable to certain employees has been treated as a permanent difference in the calculation of tax expense for the Successor Period. The Company does not expect that these expenses will be deductible on the estimated exercise date of the awards. As such, no deferred tax asset hs been established related to these amounts.

Deferred tax assets and liabilities were as follows:

	Successor	Predecessor
	As of	As of
	December 31, 2018	December 31, 2017

Deferred tax assets:
Accounts receivable	$173	$253
Accrued charge-backs	821	594
Other accrued liabilities	407	424
Goodwill	-	274
Financing liability	15,463	13,574
Transaction costs	-	579
Stock based compensation	676	165
Other, net	192	215
	17,732	16,078

Deferred tax liabilities:
Prepaid expenses	(370)	(202)
Goodwill	(115)	-
Inventories	(4,939)	(1,531)
Property and equipment	(16,027)	(9,178)
Intangible assets	(14,998)	(5,023)
	(36,449)	(15,934)

Net deferred tax (liabilities)/assets	$(18,717)	$144

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company is subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, and Tennessee. The Company is no longer subject to the examination by Federal and state taxing authorities for years prior to 2015. Subsequent to year end, the company received a notification from the state of Florida of their intent to audit the corporate income taxes for the years ended December 31, 2017, 2016, and 2015. Management believes it is too early to determine the outcome of the audit at this time. The Company recognizes interest and penalties related to income tax matters in income tax (benefit) expense. Interest and penalties recorded in the statements of operations for the periods presented were insignificant.

Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act tax reform legislation. This legislation makes significant changes to U.S. tax laws including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current top rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liabilities at the enacted rate. This revaluation resulted in a benefit of $12 to income tax expense for the year ended December 31, 2017.

NOTE 12 – RELATED PARTY TRANSACTIONS

On March 15, 2018, the non-executive Chairman of the Board of Andina was repaid aggregate outstanding notes payable totaling $661. In addition, $100 was repaid to other employees of Andina who held notes payable with the Company.

On March 15, 2018, in connection with the Mergers, the Company paid Hydra Management, LLC, an affiliate of A. Lorne Weil, an initial shareholder of Andina and the father of B. Luke Weil, a member of the Company’s Board of Directors, $500 as compensation for advisory services in connection with the Mergers.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, the Company makes discretionary matching contributions to employees’ 401(k). The Company made contributions to the Plan of $676 during the period from March 15, 2018 to December 31, 2018. The Company made contributions to the Plan of $179 during the period from January 1, 2018 to March 14, 2018. The Company made contributions to the Plan of $481 during the year ended December 31, 2017.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer (“CEO”) and the former Chief Financial Officer (“CFO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the CEO and the CFO provide for initial base salaries of $540 and $325, respectively, subject to annual discretionary increases. In addition, each executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary and the CFO’s target bonus is 75% of her base salary. The employment agreements also provide that each executive is to be granted an option to purchase shares of common stock of the Company (See Note 16 – Stockholders’ Equity).

The employment agreements provide that if the executive is terminated for any reason, he is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to (i) two times base salary and average bonus for the CEO and (ii) one times base salary and average bonus for the CFO.

On April 30, 2018, the former CFO announced her voluntary resignation from the Company, effective May 11, 2018.

In May 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “new CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The new CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). The offer letter also provides that the executive is to be granted an option to purchase shares of common stock of the Company. He is also being provided with a relocation allowance of $100 which the new CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 16- Stockholders’ Equity).

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

The Company records legal expenses as incurred in its consolidated statements of operations.

Operating Leases

The Company leases various land, office and dealership equipment under non-cancellable operating leases. These leases have terms ranging from 3 years to 10 years and expire through 2028.

Rent expense associated with operating leases was as follows:

	Successor	Predecessor
	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018	January 1, 2017 to December 31, 2017
Rent expense	$2,426	$626	$3,026

Future minimum rent payments under operating leases are as follows:

Years ending December 31,
2019	$3,178
2020	2,683
2021	2,428
2022	740
2023	720
Thereafter	3,437
Total	$13,186

Transaction Incentive Plan

On January 30, 2017, the Company’s Board of Directors approved the Company’s Transaction Incentive Plan, which provided incentives to eight directors and employees of the Company upon the consummation of a qualifying sale transaction. The Transaction Incentive Plan expires on October 31, 2020. To the extent the proceeds received in a qualifying sale transaction exceed certain specified thresholds (the “Excess Amount”), participants in the Transaction Incentive Plan who met the specified service requirements were entitled to a cash and stock award on the closing date of the qualifying sale transaction equal to their awarded percentage of the Excess Amount. The cash and stock awards were paid from the consideration of the qualifying sale transaction. The Mergers (see Note 3 – Business Combination) represented a qualifying sale transaction that resulted in the payment to plan participants of an aggregate of $1,510 of cash (including amounts held in escrow) and 51,896 shares of Holdings’ common stock with a value of $534 based on the March 15, 2018 closing price of $10.29 per Andina share. As of the date of the Mergers, an additional $250 was set to be paid in cash and stock upon the release of amounts held in escrow under the Merger Agreement. On May 15, 2018, $40 was released from escrow pursuant to the working capital adjustment. As of March 21, 2019, the remaining amounts were released from escrow.

NOTE 15 – PREFERRED STOCK

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

The Series A Preferred Stock, while convertible into common stock, is also redeemable at the holder’s option and, as a result, is classified as temporary equity in the consolidated balance sheets. An analysis of its features determined that the Series A Preferred Stock was more akin to equity. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and it was not accounted for as a derivative liability under ASC 815, Derivates and Hedging.

After factoring in the relative fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3,392 beneficial conversion feature was recorded as a deemed dividend in the consolidated statement of income because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $2,035 was recorded as a reduction to the carrying amount of the preferred stock in the consolidated balance sheet. In addition, aggregate offering costs of $2,981 consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61%, and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock wasn’t accreted during the Successor period because redemption was not currently deemed to be probable.

On June 19, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,425 for the period from March 15, 2018 to March 31, 2018 and for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 2, 2018 to the holders. On September 20, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,210 for the period from July 1, 2018 to September 30, 2018. The dividend was paid to the holders of Series A Preferred Stock on October 1, 2018. On December 14, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,210 for the period from October 1, 2018 to December 31, 2018. The dividend was paid to the holders of Series A Preferred Stock on January 2, 2019.

NOTE 16 – STOCKHOLDERS’ EQUITY

Successor

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the Board. See Note 15 – Preferred Stock for additional information associated with the Series A Preferred Stock.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (pursuant to the terms of the 2018 Plan) not to exceed 18% of shares then outstanding on a fully diluted basis. As of December 31, 2018, there were 166,145 shares available to be issued under the 2018 Plan.

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

Simultaneous with the Mergers, in addition to the Series A Preferred Stock and warrants issued in the PIPE Investment, the Company sold 2,653,984 shares of common stock, perpetual non-redeemable pre-funded warrants to purchase 1,339,499 shares of common stock at an exercise price of $0.01 per share, and five-year warrants to purchase 1,630,927 shares of common stock at an exercise price of $11.50 per share for gross proceeds of $34,783. The Company incurred offering costs of $2,065 which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet.

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

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options are exercisable at $10.00 per unit, as a result of the Merger described in Note 3 – Business Combination and they expire on November 24, 2020. The Unit Purchase Options represent the right to purchase an aggregate of 457,142 shares of common stock (which includes 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options grant to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options may be exercised for cash or on a “cashless” basis, at the holder’s option, such that the holder may use the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company will have no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants. During January 2019, the Company exchanged $500 for all of the Unit Purchase Options, and as a result, the Unit Purchase Options and any obligation to issue any underlying securities were cancelled.

Warrants

As of March 15, 2018, holders of Andina warrants exchanged their existing 4,310,000 warrants with Andina with 4,310,000 warrants to purchase 2,155,000 shares of Company common stock at an exercise price of $11.50 per share and a contractual life of five years from the date of the Mergers. If a registration statement covering 2,000,000 of the shares issuable upon exercise of the public warrants is not effective, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per warrant, if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants. Of the warrants to purchase 2,155,000 shares of common stock originally issued by Andina, 155,000 are not redeemable and are exercisable on a cashless basis at the holder’s option.

Additionally, warrants to purchase 2,522,458 shares of common stock were issued with the PIPE Investment, including warrants issued to the investment bank but excluding prefunded warrants.

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding March 15, 2018	-	$-
Granted	4,677,458	$11.50
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding December 31, 2018	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share. The table also excludes warrants to purchase 200,000 shares of common stock which are issuable upon exercise of the Unit Purchase Options.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at March 15, 2018	-	$-
Granted	4,271,128	$11.10
Cancelled or terminated	(612,707)	$11.08
Exercised	-	$-
Options outstanding at December 31, 2018	3,658,421	$11.10	4.2	$-
Options vested at December 31, 2018	-	$-	-	$-

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

The expense recorded for awards with market conditions was $8,541 during the Successor period from March 15, 2018 to December 31, 2018, which is included in operating expenses in the consolidated statements of operations.

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

The $350 fair value of these awards was determined using the Black-Scholes option pricing model based on a 3.5 year expected life, a risk-free rate of 2.42%, an annual dividend yield of 0%, and an annual volatility of 39%. The expense is being recognized over the three-year vesting period. The expense recorded for these awards was $77 during the Successor Period from March 15, 2018 to December 31, 2018, which is included in operating expenses in the consolidated statements of operations. The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

As of December 31, 2018, total unrecorded compensation cost related to non-vested awards was $6,593 which is expected to be amortized over a weighted average service period of approximately 2.1 years. The weighted average grant date fair value of awards issued during the Successor Period was $4.16 per share.

Predecessor

Authorized Capital

As of December 31, 2017, the Company was authorized to issue 4,500,000 shares of common stock, $0.001 par value, and 150,000 shares of preferred stock, $0.001 par value. The holders of the Company’s common stock were entitled to one vote per share. The preferred stock was designated as follows: 10,000 shares to Senior Preferred Stock; and 140,000 shares undesignated. The holders of Senior Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. On March 2, 2017, the Company issued a Notice of Redemption to the holders of all of the then designated, issued and outstanding shares of Senior Preferred Stock, after which the holders surrendered all 10,000 shares of Senior Preferred Stock for conversion into 2,333,331 shares of common stock. As of December 31, 2017, there were 0 shares of Senior Preferred Stock outstanding.

Dividends

On April 10, 2017, the Company declared dividends totaling $15,000, which were distributed on April 19, 2017 in the form of a cash dividend to the common stockholders of record on April 10, 2017.

Stock Options

The Company’s 2010 Equity Incentive Plan (“2010 Plan”) provided for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors, and consultants of the Company and its affiliates. The common stock that may have been issued pursuant to awards was not to exceed 100,000 shares in the aggregate, provided that, no more than 14,000 shares were to be incentive stock options. On January 30, 2017, the Company cancelled the 2010 Plan.

On January 30, 2017, the Company’s Board of Directors approved the Company’s 2017 Equity Incentive Plan (“2017 Plan”), which provides for the issuance of incentive stock options, non-statutory stock options, rights to purchase common stock, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units to employees, directors and consultants of the Company and its affiliates. The common stock that could be issued pursuant to awards was not to exceed 333,333 shares in the aggregate, provided that, no more than ten percent (10%) of such shares would be incentive stock options. The 2017 Plan was originally set to terminate on January 30, 2027. The 2017 Plan required the exercise price of stock options to be greater than or equal to the fair value of the Company’s common stock on the date of grant.

The Company recognized stock-based compensation expense related to stock options for the years ended December 31, 2017 of $497 which is included within operating expenses on the consolidated statements of income.

On January 30, 2017, holders of options to purchase an aggregate of 75,561 shares of common stock under the 2010 Plan with exercise prices of both $68.80 and $137.60 per share agreed to cancel their option awards in exchange for new awards under the Company’s Transaction Incentive Plan (see Note 14 – Commitments and Contingencies – Transaction Incentive Plan for details of the Transaction Incentive Plan awards). As a result of the option cancellation, the Company derecognized aggregate compensation expense of $14 related to the cancelled options that were unvested at the time of the cancellation.

On January 30, 2017, the Company granted ten-year, non-statutory stock options to purchase an aggregate of 216,667 shares of common stock with an aggregate grant date fair value of $1,562 under the 2017 Plan to two Company executives with an exercise price of $26.00 per share. The options vested in equal installments of 25% on each of the next four anniversary dates from the date of grant. Upon a change of control, vesting of all then unvested shares would be accelerated. During April 2017, concurrent with the declaration of the stockholder dividend, the exercise prices of the options were reduced to $21.77 per share, resulting in a $269 increase in the fair value of the options. The $1,831 fair value of the options, as modified, was being recognized ratably over the vesting term of the options.

On June 12, 2017, the Company granted a ten-year, non-statutory stock option to purchase an aggregate of 66,666 shares of common stock under the 2017 Plan to a Company executive with an exercise price of $26.00 per share. The options vested in equal installments of 25% on each of the next four anniversary dates from the date of grant. Upon a change of control, vesting of all then unvested shares was accelerated. The estimated aggregate grant date fair value of $466 was being recognized ratably over the vesting term of the options.

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation - Stock Compensation (“ASC 718”). ASC 718 establishes accounting for stock-based awards exchanged for employee services. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense over the employee’s requisite service period (generally the vesting period of the equity grant). The fair value of the Company’s common stock options is estimated using the Black Scholes option-pricing model with the following assumptions: expected volatility, dividend rate, risk free interest rate and the expected life. The Company calculates the expected volatility using the historical volatility of comparable companies over the most recent period equal to the expected term and evaluates the extent to which available information indicates that future volatility may differ from historical volatility. The expected dividend rate is zero as the Company does not expect to pay or declare any cash dividends on common stock. The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of the grant. The Company has not experienced significant exercise activity on stock options. Due to the lack of historical information, the Company determined the expected term of its stock option awards issued using the simplified method.

The grant date value of options granted during year ended December 31, 2017 was determined using the Black Scholes method with the following assumptions used:

For the Year Ended December 31, 2017
Risk free interest rate	1.90% - 2.11%
Expected term (years)	6.17 - 6.25
Expected volatility	36%
Expected dividends	0.00%

A summary of the option activity during the year ended December 31, 2017 is presented below:

	Shares Underlying Options	Weighted Average Exercise Price		Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2017	75,561	$98.69
Granted	283,333	26.00
Cancelled or terminated	(75,561)	98.69
Exercised	-	-
Options outstanding at December 31, 2017	283,333	$22.77	(1)	9.2	$-
Options vested at December 31, 2017	-	$-		-	$-

(1)	In April 2017, options for the purchase of 216,667 common shares were modified such that the exercise price was reduced from $26.00 per share to $21.77 per share (see Note 14), reducing the weighted average exercise price from $26.00 per share to $22.77 per share.

On March 15, 2018, as a result of the consummation of the Mergers (see Note 3 – Business Combination), the vesting of the existing options accelerated, and the option holders of the Predecessor became entitled to receive an aggregate of $2,636, of which $1,500 was distributable in cash and $530 was distributable in the form of 51,529 shares of common stock. An additional amount will be paid to the option holders in cash and stock upon the release of the amounts held in escrow under the Merger Agreement. These payments were allocated from the purchase consideration due to the sellers being associated with the business combination. On May 15, 2018, $109 was released from escrow as part of the working capital adjustment. As of March 21, 2019, the remaining amounts were released from escrow.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2018. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct is available on our corporate website at www.lazydays.com by clicking on the link “Investor Relations” on our homepage and then clicking on the link “Governance” and then clicking on the link “Documents—Code of Business Conduct.” You also may obtain a printed copy of the Code of Business Conduct by sending a written request to: Investor Relations, Lazydays Holdings, Inc., 6130 Lazy Days Boulevard, Seffner, Florida 33584. In addition, the Code of Business Conduct is available in print to any stockholder who requests it by contacting Investor Relations at investors@lazydays.com or 855-629-3995. In the event that we amend or waive any of the provisions of the Code of Business Conduct that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

Item 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2019 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc. and A. Lorne Weil (included as Annex A to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.1	Form of Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.2	Form of Bylaws of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.3	Certificate of Designations of Series A Preferred Stock of Lazydays Holdings, Inc. (included as Annex D to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Lazydays Holdings, Inc. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 of Andina’s Form S-1/A filed on November 6, 2015).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Andina (incorporated by reference to Exhibit 4.7 of Andina’s Form S-1/A filed on November 6, 2015).

4.4	Form of Specimen Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.5	Form of Common Stock purchase warrant (filed as Exhibit 4.5 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.6	Form of Pre-Funded Common Stock Purchase warrant (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.1	Registration Rights Agreement between Andina and certain security holders of Andina (incorporated by reference to Exhibit 10.1 of Andina’s Current Report on Form 8-K filed on December 1, 2015).

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.4	Employment Agreement between Lazydays Holdings, Inc. and Maura Berney+ (filed as Exhibit 10.12 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.5.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

Exhibit Number	Description

10.5.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.6	Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.7	Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8	Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.9	Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.10	Credit Agreement, dated March 15, 2018, among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, and various other affiliated entities thereafter parties thereto, as Borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and Lender, and various other financial institutions who may become lender parties thereto (filed as Exhibit 10.10 to the Form 8-K filed on March 21, 2018).

10.11	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith (filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018).

10.12	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018).

10.13	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.14	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.15	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on May 22, 2018 and incorporated herein by reference).

10.16	Second Amendment to Credit Agreement, dated as of December 6, 2018, by and among the Borrowers named therein, the Guarantors named therein and Manufacturers and Traders Trust Company. (filed as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 12, 2018 and incorporated herein by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZYDAYS HOLDINGS, INC.

/s/ William P. Murnane
William P. Murnane
Chief Executive Officer and Chairman

Date: March 22, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Murnane	Chief Executive Officer and Chairman	March 22, 2019
William P. Murnane	(Principal Executive Officer)

/s/ Nicholas Tomashot	Chief Financial Officer	March 22, 2019
Nicholas Tomashot	(Principal Financial Officer and Principal Accounting Officer)

/s/ James Meehan	Corporate Controller	March 22, 2019
James Meehan

/s/ Jerry Comstock	Director	March 22, 2019
Jerry Comstock

/s/ James J. Fredlake	Director	March 22, 2019
James J. Fredlake

/s/ Jordan Gnat	Director	March 22, 2019
Jordan Gnat

/s/ Erika Serow	Director	March 22, 2019
Erika Serow

/s/ Christopher S. Shackelton	Director	March 22, 2019
Christopher S. Shackelton

/s/ B. Luke Weil	Director	March 22, 2019
B. Luke Weil

