Form 10-Q
period 2019-03-31
Lazydays Holdings, Inc.
filed 2019-05-10
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38424

Lazydays Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4183498
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6130 Lazy Days Blvd, Seffner, FL	33584
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	LAZY	NASDAQ Capital Market
Andina Warrants	LAZYW	OTC Pink Marketplace

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of May 9, 2019.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$31,060	$26,603
Receivables, net of allowance for doubtful accounts of $663 and $687 at March 31, 2019 and December 31, 2018, respectively	25,688	16,967
Inventories	143,240	167,378
Income tax receivable	1,455	2,630
Prepaid expenses and other	3,049	3,166
Total current assets	204,492	216,744

Property and equipment, net	79,615	78,043
Goodwill	36,729	36,762
Intangible assets, net	69,239	70,189
Other assets	325	358
Total assets	$390,400	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$28,817	$22,599
Dividends payable	-	1,210
Floor plan notes payable, net of debt discount	123,718	143,469
Financing liability, current portion	773	714
Long-term debt, current portion	4,427	4,408
Total current liabilities	157,735	172,400

Long term liabilities
Financing liability, non-current portion, net of debt discount	61,818	60,533
Long term debt, non-current portion, net of debt discount	17,839	19,013
Deferred tax liability	18,717	18,717
Total liabilities	256,109	270,663

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of March 31, 2019 and December 31, 2018; liquidation preference of $61,184 and $61,210 as of March 31, 2019 and December 31, 2018, respectively	56,167	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	80,436	80,606
Accumulated deficit	(2,312)	(4,156)

Total stockholders’ equity	78,124	76,450
Total liabilities and stockholders’ equity	$390,400	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018
Revenues
New and pre-owned vehicles	$152,634	$39,167	$119,111
Other	20,423	4,738	14,828
Total revenues	173,057	43,905	133,939

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $247, $-, and $148, respectively)	131,117	33,489	101,830
Other	4,993	538	3,047
Total cost applicable to revenue	136,110	34,027	104,877

Transaction costs	228	2,806	438
Depreciation and amortization	2,695	401	1,212
Stock-based compensation	1,514	485	140
Selling, general, and administrative expenses	26,452	4,361	22,200
Income from operations	6,058	1,825	5,072
Other income/expenses
(Loss)/gain on sale of property and equipment	(2)	-	1
Interest expense	(3,027)	(685)	(2,019)
Total other expense	(3,029)	(685)	(2,018)
Income before income tax expense	3,029	1,140	3,054
Income tax expense	(1,185)	(449)	(718)
Net income	$1,844	$691	$2,336
Dividends on Series A Convertible Preferred Stock	(1,184)	(210)
Deemed dividend on Series A Convertible Preferred Stock	-	(3,392)
Net income (loss) attributable to common stock and participating securities	$660	$(2,911)

Succesor EPS:
Basic and diluted income (loss) per share	$0.04	$(0.30)
Weighted average shares outstanding - basic and diluted	9,695,234	9,668,250

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(PREDECESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2018 THROUGH MARCH 14, 2018

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Preferred Stock		Common Stock		Treasury Stock		Additional
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2018	-	$-	3,333,166	$3	165	$(11)	$49,756	$1,085	$50,833
Net income	-	-	-	-	-	-	-	2,336	2,336
Stock-based compensation	-	-	-	-	-	-	140	-	140
Balance at March 14, 2018	-	$-	3,333,166	$3	165	$(11)	$49,896	$3,421	$53,309

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH MARCH 31, 2018

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In capital	deficit	Stockholders Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	485	-	485
Dividends on Series A preferred stock			(210)	-	(210)
Net income	-	-	-	691	691
Balance at March 31, 2018	8,471,608	$-	$76,108	$(845)	$75,263

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH MARCH 31, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Additional	Accumulated	Total
	Shares	Amount	Paid-In capital	deficit	Stockholders’ Equity
Balance at January 1, 2019	8,471,608	$-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	(500)	-	(500)
Stock-based compensation	-	-	1,514	-	1,514
Dividends on Series A preferred stock			(1,184)	-	(1,184)
Net income	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	$80,436	$(2,312)	$78,124

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018
Cash Flows From Operating Activities
Net income	$1,844	$691	$2,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	1,514	485	140
Bad debt expense	23	-	-
Depreciation and amortization of property and equipment	1,741	269	1,058
Amortization of intangible assets	954	132	154
Amortization of debt discount	132	393	136
Loss/(gain) on sale of property and equipment	2	-	(1)
Deferred income taxes	-	-	630
Changes in operating assets and liabilities:
Receivables	(8,754)	(8,466)	5,143
Inventories	24,276	4,145	1,435
Prepaid expenses and other	117	19	44
Income tax receivable/payable	1,175	449	(3,573)
Other assets	33	1	18
Accounts payable, accrued expenses and other current liabilities	5,847	(2,365)	2,463

Total Adjustments	27,060	(4,938)	7,647

Net Cash Provided By (Used in) Operating Activities	28,904	(4,247)	9,983

Cash Flows From Investing Activities
Cash paid for acquisitions	-	(86,741)	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	-	9,188	-
Proceeds from sales of property and equipment	20	-	-
Purchases of property and equipment	(3,128)	(71)	(694)

Net Cash Used In Investing Activities	(3,108)	(77,624)	(694)

Cash Flows From Financing Activities
Net (repayments)/borrowings under M&T bank floor plan	(19,878)	100,830	-
Repayment of Bank of America floor plan	-	(96,740)	-
Net repayments under floor plan with Bank of America	-	-	(12,272)
Repayments under long term debt with Bank of America	-	(8,820)	(310)
Borrowings under long term debt with M&T bank	-	20,000	-
Repayment of long term debt with M&T bank	(725)	-	-
Net proceeds from the issuance of Series A preferred stock and warrants	-	57,650	-
Net proceeds from the issuance of common stock and warrants	-	32,719	-
Proceeds from financing liability	1,519	-	-
Repayments of financing liability	(175)	-	(144)
Payment of dividends on Series A preferred stock	(1,210)	-	-
Repurchase of Unit Purchase Options	(500)	-	-
Repayments of notes payable to Andina related parties	-	(761)	-
Repayments of acquisition notes payable	(370)	-	-
Payment of contingent liability - RV America acquisition	-	-	(667)
Loan issuance costs	-	(615)	-

Net Cash (Used In) Provided by Financing Activities	(21,339)	104,263	(13,393)

Net Increase (Decrease) In Cash	4,457	22,392	(4,104)

Cash - Beginning	26,603	10,671	13,292

Cash - Ending	$31,060	$33,063	$9,188

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,877	$372	$2,182
Cash paid during the period for income taxes net of refunds received	$10	$-	$3,587

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$138	$-	$89
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$-	$4,910	$-
Rental equipment purchased under floor plan	$-	$-	$2,911
Fixed assets purchased with accounts payable	$345	$-	$-
Accrued dividends on Series A Preferred Stock	$1,184	$-	$-
Beneficial conversion feature on Series A Preferred Stock	$-	$3,392	$-
Warrants issued to Series A Preferred stockholders and investment bank	$-	$2,666	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$-	$29,400	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$-	$106,391	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share, per share, and unit amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation, which was originally formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp. (“Holdco”), a Delaware corporation and wholly-owned subsidiary of Andina, Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in six locations including one in the state of Florida, two in the state of Colorado, one in the state of Arizona, one in the state of Tennessee and one in the state of Minnesota. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s and Lazy Days’ R.V. Center, Inc.’s consolidated financial statements and notes as of December 31, 2018 and 2017 and for the years then ended, included in the Annual Report on Form 10-K filed with the SEC on March 22, 2019. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to March 31, 2018 and January 1, 2019 to March 31, 2019 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, and Lazydays of Minneapolis LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The condensed consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazydays R.V. Center, Inc. is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 15, 2018 (the “Acquisition Date”) (“Predecessor Period”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

As a result of the application of the acquisition method of accounting as of the effective time of the Transaction Merger, the accompanying condensed consolidated financial statements include a black line division which indicates that the Predecessor and Successor reporting entities shown are presented on a different basis and are, therefore, not directly comparable.

The historical financial information of Andina (which was a special purpose acquisition company) prior to the business combination has not been reflected in the Predecessor financial statements as these historical amounts have been considered immaterial. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (Accounting Standards Codification (“ASC”) 606 (“ASC 606”) which superseded existing accounting guidance for revenue recognition. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the new revenue recognition standard at the beginning of the first quarter of fiscal 2019 using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of December 31, 2018. Based on the evaluation, the Company did not identify customer contracts which will require different recognition under the new guidance.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018

New vehicles revenue	$97,812	$25,285	$73,831
Preowned vehicle revenue	54,822	13,882	45,280
Parts, accessories, and related services	8,775	1,841	6,121
Finance and insurance revenue	9,715	2,437	6,861
Campground, rental, and other revenue	1,933	460	1,846
	$173,057	$43,905	$133,939

Revenue from the sale of vehicles contracts is recognized at a point in time on delivery, transfer of title and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related services is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related services is recognized in other revenue in the accompanying condensed consolidated statements of income.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying condensed consolidated statements of income. Campground revenue is also recognized over the time period of use of the campground.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, net of chargebacks, which is included in other revenue as follows (unaudited):

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018

Gross finance and insurance revenues	$10,678	$2,517	$7,483
Chargebacks	(963)	(80)	(622)
Net Finance Revenue	$9,715	$2,437	$6,861

The Company has an accrual for charge-backs which totaled $3,534 and $3,252 at March 31, 2019 and December 31, 2018, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the Successor Period from January 1, 2019 to March 31, 2019, $1,399 of contract liabilities as of December 31, 2018 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $1,522 and $1,275 as of March 31, 2019 and December 31, 2018, respectively.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 9 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the board of directors.

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018
(Dollars in thousands - except per share amounts)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings (loss) allocated to common stock	409	(2,911)
Net earnings (loss) allocated to common stock	409	(2,911)
Net earnings (loss) allocated to participating securities	251	-
Net earnings (loss) allocated to common stock and participating securities	$660	$(2,911)

Weighted average shares outstanding for basic earning per common share	9,695,234	9,668,250
Dilutive effect of warrants and options	-	-
Weighted average shares outstanding for diluted earnings per share computation	9,695,234	9,668,250

Basic income (loss) per common share	$0.04	$(0.30)
Diluted income (loss) per common share	$0.04	$(0.30)

During the Successor Periods from January 1, 2019 to March 31, 2019 and March 15, 2018 to March 31, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018

Weighted average outstanding common shares	8,355,735	8,471,608
Weighted average shares held in escrow	-	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,695,234	9,668,250

For the Successor Periods, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018

Shares underlying Series A Convertible Preferred Stock	-	5,962,733
Shares underlying warrants	4,677,458	4,677,458
Stock options	3,823,421	3,673,544
Shares underlying unit purchase options	-	657,142
Share equivalents excluded from EPS	8,500,879	14,970,877

During the period from January 1, 2019 to March 31, 2019, the two-stock method excludes the dilutive shares issuable upon conversion of the Series A Convertible Preferred Stock. As of March 31, 2019, the Company did not declare and pay the dividend. As a result, the Series A Convertible Preferred Stock was convertible into 6,080,354 shares of common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $3,920 and $357 for the period from January 1, 2019 to March 31, 2019 and March 15, 2018 to March 31, 2018 (Successor Periods), respectively. Advertising and promotion charges were $2,624 for the Predecessor period from January 1, 2018 to March 14, 2018.

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

Seasonality

The Company’s combined operations generally experience modestly higher vehicle sales in the first half of each year during the winter months at the Company’s largest location in Tampa, Florida.

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the Successor period from January 1, 2019 to March 31, 2019, four major manufacturers accounted for 43.6%, 19.0%, 16.4% and 11.0% of RV purchases.

During the Successor Period from March 15, 2018 to March 31, 2018, four major manufacturers accounted for 40.1%, 27.7%, 11.5%, and 11.3% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Percent of revenues generated by customers of the Florida location and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Successor		Predecessor
	January 1, 2019 to March 31, 2019	March 15, 2018 to March 31, 2018	January 1, 2018 to March 14, 2018

Florida	75%	77%	81%
Colorado	10%	16%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to March 31, 2019 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

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

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Predecessor. Goodwill associated with the Mergers is detailed below:

As of March 15, 2018
Total consideration	$115,578
Less net assets acquired	87,183
Goodwill	$28,395

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

Acquisitions of Dealerships

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center (“Shorewood”). The Company simultaneously entered into a real estate purchase agreement with the owners of Shorewood RV Center for the land and building at the Shorewood RV Center location. The purchase price consisted of cash and a note payable to the seller of Shorewood RV Center, subject to a final working capital adjustment. The note payable is a three year note which matures on August 7, 2021, which requires monthly payments of $52 in principal and interest. The note bears interest at 4.75% per year. As part of the acquisition, the Company acquired the inventory of Shorewood RV Center and has added the inventory to the M&T Floor Plan Line of Credit (as defined below). The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party.

On December 6, 2018, the Company consummated its asset purchase agreement with Tennessee Sales and Service, LLC (“Tennessee RV”). The purchase price consisted of cash and a note payable to the seller of Tennessee RV. The note payable is a four year note which matures on December 6, 2022, which requires monthly payments of $94 in principal and interest. The note bears interest at 5.0% per year. As part of the acquisition, the Company acquired the inventory of Tennessee RV and has added the inventory to the M&T Floor Plan Line of Credit.

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Shorewood RV Center and Tennessee RV both constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed as follows for these dealerships:

Inventories	$23,530
Accounts receivable and prepaid expenses	378
Property and equipment	6,175
Intangible assets	4,610
Total assets acquired	34,693

Accounts payable, accrued expenses and other current liabilities	720
Floor plan notes payable	21,163
Total liabilities assumed	21,883

Net assets acquired	$12,810

The fair value of consideration paid was as follows:

Purchase Price:
Cash consideration paid	$15,300
Amounts due from former owners	24
Note payable issued to former owners	5,820
$21,144

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood RV Center and Tennessee RV. Goodwill associated with the transaction is detailed below:

Total consideration	$21,144
Less net assets acquired	12,810

Goodwill	$8,334

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$210	7-8 years
Dealer Agreements	$4,400	7-8 years

The Company recorded approximately $13.0 million in revenue and ($0.1 million) in net loss prior to income taxes during the period from January 1, 2019 to March 31, 2019 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood RV Center and Tennessee RV had been consummated on January 1, 2018.

	For the three months ended March 31,
	2019	2018
Revenue	$173,057	$191,805
Income before income taxes	$3,257	$6,360
Net income	$2,024	$4,738

The Company adjusted the combined income of Lazydays RV with Andina and Shorewood and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor
	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
New recreational vehicles	$106,088	$129,361
Pre-owned recreational vehicles	34,963	34,905
Parts, accessories and other	3,711	4,387
	144,762	168,653
Less: excess of current cost over LIFO	(1,522)	(1,275)
	$143,240	$167,378

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor
	As of	As of
	March 31, 2019	December 31, 2018
	(Unaudited)
Accounts payable	$11,608	$10,642
Other accrued expenses	4,951	3,577
Customer deposits	4,791	2,511
Accrued compensation	3,463	2,164
Accrued charge-backs	3,534	3,252
Accrued interest	470	453
Total	$28,817	$22,599

NOTE 6 – DEBT

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

As of March 31, 2019, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2019, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $3,021 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

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

The M&T Floor Plan Line of Credit consists of the following:

	Successor
	As of March 31, 2019	As of December 31, 2018
	(Unaudited)
Floor plan notes payable, gross	$124,007	$143,885
Debt discount	(289)	(416)
Floor plan notes payable, net of debt discount	$123,718	$143,469

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of March 31, 2019, there was $17,100 outstanding under the M&T term loan.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended March 31, 2019, there were no outstanding borrowings under the M&T Revolver.

NOTE 7 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $1,185 for the Successor Period from January 1, 2019 to March 31, 2019, $449 for the Successor Period from March 15, 2018 to March 31, 2018, and $718 for the Predecessor Period from January 1, 2018 to March 14, 2018 which represent effective tax rates of approximately 39%, 39%, and 24%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of certain transaction costs and stock-based compensation expense.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company effective as of the consummation of the Mergers. The employment agreement with the CEO provides for an initial base salary of $540 subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary. The employment agreement also provides that the executive is to be granted an option to purchase shares of common stock of the Company (See Note 10 – Stockholders’ Equity).

The employment agreement provides that if the executive is terminated for any reason, he is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to two times the base salary and average bonus for the CEO.

During May 2018, the Company entered into an offer letter with the Chief Financial Officer (the “CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). He was also provided with a relocation allowance of $100 which the CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 10- Stockholders’ Equity).

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

NOTE 9 – PREFERRED STOCK

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

The Series A Preferred Stock, while convertible into common stock, is also redeemable at the holder’s option and, as a result, is classified as temporary equity in the condensed consolidated balance sheets. Based on an analysis of its features, a determination was made that the Series A Preferred Stock was more akin to equity. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and it was not accounted for as a derivative liability under ASC 815.

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

The Company’s board of directors did not declare a dividend payment on the Series A Preferred Stock of $1,184 for the period from January 1, 2019 to March 31, 2019. The dividends were $1.97 per share of Series A Preferred Stock. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate increased to 10% until such dividends are paid.

NOTE 10 – STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the board of directors. See Note 9 – Preferred Stock, for additional information associated with the Series A Preferred Stock.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. As of March 31, 2019, there were 1,145 shares of common stock available to be issued under the 2018 Plan.

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options were exercisable at $10.00 per unit, as a result of the Merger described in Note 3 – Business Combination and they were set to expire on November 24, 2020. The Unit Purchase Options represented the right to purchase an aggregate of 457,142 shares of common stock (which included 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options granted to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options were exercisable for cash or on a “cashless” basis, at the holder’s option, such that the holder could have used the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company had no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants. During January 2019, the Company exchanged $500 for all of the Unit Purchase Options, and as a result, the Unit Purchase Options and any obligation to issue any underlying securities were cancelled.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares of Common Stock Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2019	4,677,458	$11.50
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Warrants outstanding March 31, 2019	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares of Common Stock Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	3,658,421	$11.10
Granted	165,000	6.52
Cancelled or terminated	-	-
Exercised	-	-
Options outstanding at March 31, 2019	3,823,421	$10.90	4.0	-
Options vested at March 31, 2019	28,152	$11.10	4.0	-

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares of common stock underlying the CEO’s stock options and 583,366 shares of common stock underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon the VWAP exceeding $13.125 per share; an additional 30% of the options shall vest upon the VWAP exceeding $17.50 per share; an additional 30% of the options shall vest upon the VWAP exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received a stock option award exercisable into 583,366 shares of common stock underlying options under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

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

The expense recorded for awards with market conditions was $1,470 during the three months ended March 31, 2019 and $481 during the Successor Period from March 15, 2018 to March 31, 2018, which is included in operating expenses in the condensed consolidated statements of income.

Awards with Service Conditions

On March 16, 2018, the Company granted five-year stock options to purchase an aggregate of 99,526 shares of common stock at an exercise price of $11.10 per share to the non-employee directors of the Company, pursuant to the 2018 Plan. These options vest over three years with one-third vesting on each of the respective anniversary dates.

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

During the three months ended March 31, 2019, stock options to purchase 165,000 shares of common stock were issued to employees. The options had exercise prices ranging from $6.47 to $6.53. The options had a five year life and a four year vesting period. The fair value of the awards of $444 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the period from January 1, 2019 to March 31, 2019
Risk free interest rate	2.49%-2.51%
Expected term (years)	3.75
Expected volatility	52%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $44 during the Successor Period from January 1, 2019 to March 31, 2019 and $4 during the Successor Period from March 15, 2018 to March 31, 2018, which is included in operating expenses in the condensed consolidated statements of income.

As of March 31, 2019, total unrecorded compensation cost related to all non-vested awards was $5,523 which is expected to be amortized over a weighted average service period of approximately 1.36 years. The weighted average grant date fair value of awards issued during January 1, 2019 to March 31, 2019 was $2.69 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019.

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

From the consummation of the initial public offering (“IPO”) of Andina until October 27, 2017, Andina was searching for a suitable target business to acquire. On October 27, 2017, a merger agreement was entered into by and among Andina Acquisition Corp. II (“Andina”), Andina II Holdco Corp., a Delaware corporation and wholly owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (“Lazydays RV”) and solely for certain purposes set forth in the Merger Agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazy Days’ R.V. Center, Inc. with and into Merger Sub with Lazy Days’ R.V. Center, Inc. surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, Holdco held an extraordinary general meeting of the shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, the Mergers were closed. In connection with the Mergers, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the business of Holdco. As a result of the Mergers, the Company’s stockholders and the shareholders of Andina became stockholders of Holdco and the Company changed the name of Holdco to “Lazydays Holdings, Inc.”

For the purposes of this Management Discussion and Analysis of Financial Condition and Results of Operations, the Company combined the results of Lazy Days’ R.V. Center, Inc. (the “Predecessor”) for the period from January 1, 2018 to March 14, 2018 with the results of Lazydays Holdings, Inc. (the “Successor”) for the period from March 15, 2018 to March 31, 2018.

Our Business

The Company operates recreational vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority TM , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also operates RV dealerships in Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and two cities in Colorado, Loveland and Denver. Lazydays offers one of the largest selections of RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has over 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Florida, and Colorado and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 800 people at the six facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from every state except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Recent Developments

Announcement of Nashville Dealership

On March 11, 2019, Lazydays announced that it will open a dealership in Nashville, Tennessee, and has signed a dealership agreement for the Nashville market with Grand Design RV, one of the most respected and fastest growing RV brands in the RV industry. Lazydays anticipates opening its Nashville dealership in early 2020, after it builds out its new dealership. In the meantime, the Company will serve the Nashville market through its Lazydays of Knoxville dealership.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and other revenues. During the three months ended March 31, 2019 and 2018, the Company derived its revenues from these categories in the following percentages:

	Successor	Combined Successor and Predecessor
	For the Three Months Ended March 31,
	2019	2018
New vehicles	56.5%	55.7%
Pre-owned vehicles	31.7%	33.3%
Other	11.8%	11.0%
	100.0%	100.0%

The Company believes that it operates the nation’s largest single point of distribution for RVs and a primary retail outlet for most of the leading manufacturers in the industry. New and pre-owned RV sales accounted for approximately 88% to 89% of total revenues in each of the three months ended March 31, 2019 and 2018. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% and 97% of the cost of revenues for the three months ended March 31, 2019 and 2018. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended March 31, 2019 and 2018, gross profit was $36.9 million and $38.9 million, respectively, and gross margin was 21.3% and 21.9% for the three months then ended. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the Company’s gross margins during either quarterly period presented. The Company’s gross margins on a percentage basis for pre-owned vehicles are typically higher than gross margins on new vehicles.

During the three months ended March 31, 2019 and 2018, gross margins were favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined revenues were 11.8% and 11.0%, respectively, of total revenues during the three months ended March 31, 2019 and 2018.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 52% to 53% of total selling, general and administrative expenses.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2019 and 2018, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 71.6% and 68.2%, respectively. The Company’s operating expenses have also increased compared to prior periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations. In addition, as the Company executes its growth strategy, the Company may acquire intangible assets and property, plant, and equipment, the related depreciation and amortization expense may negatively impact our SG&A expenses as a percentage of gross margin.

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

The Company defines Adjusted EBITDA as net income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one time charges, and loss or gain on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how the Company utilizes these non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

Results of Operations

Three Months

The following table sets forth information comparing the components of net income for the three months ended March 31, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Combined Successor and Predecessor
	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues
New and pre-owned vehicles	$152,634	$158,278
Other	20,423	19,566
Total revenue	173,057	177,844

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	130,870	135,171
Adjustments to LIFO reserve	247	148
Other	4,993	3,585
Total cost of revenues (excluding depreciation and amortization)	136,110	138,904

Gross profit (excluding depreciation and amortization)	36,947	38,940

Transaction costs	228	3,244
Depreciation and amortization expense	2,695	1,613
Stock-based compensation expense	1,514	625
Selling, general, and administrative expenses	26,452	26,561
Income from operations	6,058	6,897
Other income/expenses
(Loss)/gain on sale of property and equipment	(2)	1
Interest expense	(3,027)	(2,704)
Total other expense	(3,029)	(2,703)
Income before income tax expense	3,029	4,194
Income tax expense	(1,185)	(1,167)
Net income	$1,844	$3,027

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Revenue

Revenue decreased by approximately $4.7 million, or 2.7%, to $173.1 million from $177.8 million for the three months ended March 31, 2019 and 2018, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales decreased by approximately $5.7 million, or 3.6%, to $152.6 million from $158.3 million for the three months ended March 31, 2019 and 2018, respectively.

Revenue from new vehicle sales decreased by approximately $1.3 million, or 1.3%, to $97.8 million from $99.1 million for the three months ended March 31, 2019 and 2018, respectively. This was due to a decrease in the average selling price from $81,900 for the three months ended March 31, 2018 as compared to $80,000 for the three months ended March 31, 2019. This decrease was partially offset by an increase in the number of new vehicle units sold from 1,205 to 1,216.

Revenue from pre-owned vehicle sales decreased by approximately $4.4 million, or 7.3%, to $54.8 million from $59.2 million for the three months ended March 31, 2019 and 2018, respectively. This was due to a decrease in the number of pre-owned vehicles sold from 849 to 758, excluding wholesale units sold. The decrease was due to a decline in pre-owned motorized vehicle units sold. After excluding the effect of wholesale sales, in addition to the decrease in the number of units sold, the average revenue per unit sold decreased from approximately $68,900 per unit for the three months ended March 31, 2018 as compared to $65,400 for the three months ended March 31, 2019, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $0.8 million, or 4.4%, to $20.4 million from $19.6 million for the three months ended March 31, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $0.8 million, or 10.2%, to $8.8 million from $8.0 million due to increased volume, including through new locations in Tennessee and Minnesota.

Finance and insurance revenue increased by approximately $0.4 million, or 4.5%, to $9.7 million from $9.3 million for the three months ended March 31, 2019 as compared to March 31, 2018, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $0.4 million to $1.9 million for the three months ended March 31, 2019 as compared to $2.3 million for the three months ended March 31, 2018 due to decreased commissions on consignment sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit decreased by approximately $2.0 million, or 5.1%, to $36.9 million from $38.9 million for the three months ended March 31, 2019 and 2018, respectively. This decrease was attributable to the decrease in pre-owned unit sales, including the decline in pre-owned motorized vehicle sales which carry higher margins than new motorized vehicle sales.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased $1.5 million, or 6.3%, to $21.5 million from $23.0 million for the three months ended March 31, 2019 and 2018, respectively. The decrease is primarily attributable to the decrease in units sold and the decrease in the average selling price of pre-owned motorized vehicles due to the decline in pre-owned motorized vehicle units sold.

Other Gross Profit

Other gross profit decreased by $0.6 million, or 3.4% to $15.4 million from $16.0 million for the three months ended March 31, 2019 and 2018, respectively, due to increased cost of sales on our parts and service business resulting from the Tennessee and Minnesota acquisitions in the prior year.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, decreased $0.1 million, or 0.4%, to $26.5 million during the three months ended March 31, 2019, from $26.6 million during the three months ended March 31, 2018. In addition, there was an increase in non-cash expenses including stock-based compensation of $0.9 million primarily attributable to the awards with market conditions issued to management on March 16, 2018 and May 7, 2018. There was also a $1.1 million increase in depreciation amortization expense primarily as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Transaction costs decreased $3.0 million due to the fees incurred upon acquisition of Lazy Days’ R.V. Center, Inc. by Andina during the three months ended March 31, 2018.

Interest Expense

Interest expense increased by approximately $0.3 million to $3.0 million from $2.7 million for the three months ended March 31, 2019 and 2018, respectively, due primarily to the increase in the average floor plan balance from the Minnesota and Tennessee acquisitions.

Income Taxes

Income tax expense remained relatively flat at $1.2 million for both three month periods presented.

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

EBITDA is defined as net income excluding depreciation and amortization of property and equipment, interest expense, net, amortization of intangible assets, and income tax expense.

Adjusted EBITDA is defined as net income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one time charges, and gain or loss on sale of property and equipment.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three ended March 31, 2019 and 2018 are shown in the tables below.

	Successor	Combined Successor and Predecessor
	Three Months Ended March 31,
	2019	2018

EBITDA and Adjusted EBITDA
Net income	$1,844	$3,027
Interest expense, net	3,027	2,704
Depreciation and amortization of property and equipment	1,741	1,327
Amortization of intangible assets	954	286
Income tax expense	1,185	1,167
Subtotal EBITDA	8,751	8,511
Floor plan interest	(1,469)	(1,031)
LIFO adjustment	247	148
Transaction costs	228	3,244
Loss/(gain) on sale of property and equipment	2	(1)
Severance costs/Other	157	-
Stock-based compensation	1,514	625
Adjusted EBITDA	$9,430	$11,496

	Successor	Combined Successor and Predecessor
	Three Months Ended March 31,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net income margin	1.1%	1.7%
Interest expense, net	1.7%	1.5%
Depreciation and amortization of property and equipment	1.0%	0.7%
Amortization of intangible assets	0.6%	0.2%
Income tax expense	0.7%	0.7%
Subtotal EBITDA margin	5.1%	4.8%
Floor plan interest	-0.8%	-0.6%
LIFO adjustment	0.1%	0.1%
Transaction costs	0.1%	1.8%
Loss/(gain) on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.1%	0.0%
Stock-based compensation	0.9%	0.4%
Adjusted EBITDA margin	5.4%	6.5%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Successor	Combined Successor and Predecessor
	Three Months Ended March 31,
	2019	2018
Net income	$1,844	$3,027
Non cash adjustments	4,366	3,396
Changes in operating assets and liabilities	22,694	(687)
Net cash provided by operating activities	28,904	5,736

Net cash used in investing activities	(3,108)	(78,318)
Net cash (used in) provided by financing activities	(21,339)	90,870
Net increase in cash	$4,457	$18,288

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $28.9 million during the three months ended March 31, 2019, compared to cash provided by operating activities of approximately $5.7 million for the three months ended March 31, 2018. Net income decreased by approximately $1.2 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. Adjustments for non-cash expenses, included in net income, increased $1.0 million to $4.4 million for the three months ended March 31, 2019. During the three months ended March 31, 2019, there was approximately $22.7 million of cash changes in operating assets and liabilities as compared to $(0.7) million of cash used by changes in operating assets and liabilities during the three months ended March 31, 2018. The fluctuations in assets and liabilities during the three months ended March 31, 2019 were primarily due to the decrease in inventory of $24.1 million as the Company managed inventories down from highs in December 31, 2018, particularly at the Tampa location.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $3.1 million during the three months ended March 31, 2019, compared to approximately $78.3 million for the three months ended March 31, 2018. The Company used net cash of approximately $77.5 million for the acquisition of Lazy Days’ R.V. Center, Inc. during the three months ended March 31, 2018.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $21.3 million during the three months ended March 31, 2019, compared to net cash provided by financing activities of approximately $90.9 million for the three months ending March 31, 2018. Net cash used in financing activities during the three months ended March 31, 2019 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $19.9 million. During the three months ended March 31, 2018, the Company raised net proceeds of $90.4 million through the PIPE Investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. During the three months ended March 31, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $100.8 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor Period prior to the Merger.

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

As of March 31, 2019, the Company had liquidity of approximately $31.1 million in cash and had working capital of approximately $46.8 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the three months ended March 31, 2019 and March 31, 2018, the Company invested approximately $3.1 million and $0.8 million in capital expenditures, respectively.

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

As of March 31, 2019, there was $124.0 million outstanding under the M&T Floor Plan Line of Credit and $17.1 million outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the three months ended March 31, 2019, the Company did not have any significant changes in its contractual and commercial commitments.

Off-Balance Sheet Arrangements

As of March 31, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Please refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for the update to the Company’s revenue recognition policies as a result of the adoption of ASC 606. There have been no other material changes in the Company’s critical accounting policies from those previously reported and disclosed in its Annual Report on Form 10-K.

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

There have been no material changes to the risk factors as previously disclosed on the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2019.

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

Lazydays Holdings, Inc.

Dated May 10, 2019	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated May 10, 2019	/s/ NICHOLAS TOMASHOT
Nicholas Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

