Form 10-Q
period 2019-06-30
Lazydays Holdings, Inc.
filed 2019-08-13
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38424

Lazydays Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4183498
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

6130 Lazy Days Blvd., Seffner, FL	33584
(Address of Principal Executive Offices)	(Zip Code)

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

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of August 12, 2019.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash	$30,152	$26,603
Receivables, net of allowance for doubtful accounts of $645 and $687 at June 30, 2019 and December 31, 2018, respectively	20,104	16,967
Inventories	118,547	167,378
Income tax receivable	231	2,630
Prepaid expenses and other	3,256	3,166
Total current assets	172,290	216,744

Property and equipment, net	80,294	78,043
Goodwill	36,728	36,762
Intangible assets, net	68,286	70,189
Other assets	255	358
Total assets	$357,853	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$21,517	$22,599
Dividends payable	-	1,210
Floor plan notes payable, net of debt discount	94,738	143,469
Financing liability, current portion	830	714
Long-term debt, current portion	4,445	4,408
Total current liabilities	121,530	172,400

Long term liabilities
Financing liability, non-current portion, net of debt discount	63,555	60,533
Long term debt, non-current portion, net of debt discount	16,790	19,013
Deferred tax liability	18,717	18,717
Total liabilities	220,592	270,663

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of June 30, 2019 and December 31, 2018; liquidation preference of $62,709 and $61,210 as of June 30, 2019 and December 31, 2018, respectively	57,692	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	80,023	80,606
Accumulated deficit	(454)	(4,156)

Total stockholders’ equity	79,569	76,450
Total liabilities and stockholders’ equity	$357,853	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Three Months		Six Months
	Successor		Successor		Predecessor
	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018
Revenues
New and pre-owned vehicles	$149,046	$144,361	$301,680	$183,528	$119,111
Other	19,500	17,753	39,923	22,491	14,828
Total revenues	168,546	162,114	341,603	206,019	133,939

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $359, $-, $606, $-, and $148, respectively)	128,376	122,329	259,493	156,012	101,830
Other	4,692	4,039	9,685	4,577	3,047
Total cost applicable to revenue	133,068	126,368	269,178	160,589	104,877

Transaction costs	87	252	315	3,058	438
Depreciation and amortization	2,640	2,691	5,335	3,092	1,212
Stock-based compensation	1,112	2,644	2,626	3,129	140
Selling, general, and administrative expenses	25,151	24,918	51,603	29,085	22,200
Income from operations	6,488	5,241	12,546	7,066	5,072
Other income/expenses
Gain/(loss) on sale of property and equipment	-	10	(2)	10	1
Interest expense	(2,531)	(2,233)	(5,558)	(2,918)	(2,019)
Total other expense	(2,531)	(2,223)	(5,560)	(2,908)	(2,018)
Income before income tax expense	3,957	3,018	6,986	4,158	3,054
Income tax expense	(2,099)	(1,176)	(3,284)	(1,625)	(718)
Net income	$1,858	$1,842	$3,702	$2,533	$2,336
Dividends on Series A Convertible Preferred Stock	(1,525)	(1,215)	(2,709)	(1,425)
Deemed dividend on Series A Convertible Preferred Stock	-	-	-	(3,392)
Net income (loss) attributable to common stock and participating securities	$333	$627	$993	$(2,284)

Succesor EPS:
Basic and diluted income (loss) per share	$0.02	$0.04	$0.06	$(0.24)
Weighted average shares outstanding - basic and diluted	9,811,107	9,668,250	9,753,491	9,668,250

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

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH JUNE 30, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	485	-	485
Dividends on Series A preferred stock	-	-	(210)	-	(210)
Net income	-	-	-	691	691
Balance at March 31, 2018	8,471,608	$-	$76,108	$(845)	$75,263
Stock-based compensation	-	-	2,644	-	2,644
Dividends on Series A preferred stock	-	-	(218)	(997)	(1,215)
Net income	-	-	-	1,842	1,842
Balance at June 30, 2018	8,471,608	$-	$78,534	$-	$78,534

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH JUNE 30, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2019	8,471,608	$-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	(500)	-	(500)
Stock-based compensation	-	-	1,514	-	1,514
Dividends on Series A preferred stock	-	-	(1,184)	-	(1,184)
Net income	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	$80,436	$(2,312)	$78,124
Stock-based compensation	-	-	1,112	-	1,112
Dividends on Series A preferred stock	-	-	(1,525)	-	(1,525)
Net income	-	-	-	1,858	1,858
Balance at June 30, 2019	8,471,608	$-	$80,023	$(454)	$79,569

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018

Cash Flows From Operating Activities
Net income	$3,702	$2,533	$2,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	2,626	3,129	140
Bad debt expense	148	152	-
Depreciation and amortization of property and equipment	3,428	2,166	1,058
Amortization of intangible assets	1,907	926	154
Amortization of debt discount	175	449	136
Loss/(gain) on sale of property and equipment	2	(10)	(1)
Deferred income taxes	-	-	630
Changes in operating assets and liabilities:
Receivables	(3,295)	(7,970)	5,143
Inventories	49,049	9,154	1,435
Prepaid expenses and other	(90)	(638)	44
Income tax receivable/payable	2,399	(1,151)	(3,573)
Other assets	103	(74)	18
Accounts payable, accrued expenses and other current liabilities	(1,107)	(5,490)	2,463

Total Adjustments	55,345	643	7,647

Net Cash Provided By (Used in) Operating Activities	59,047	3,176	9,983

Cash Flows From Investing Activities
Cash paid for acquisitions	-	(86,178)	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	-	9,188	-
Proceeds from sales of property and equipment	20	35	-
Purchases of property and equipment	(5,919)	(568)	(694)

Net Cash Used In Investing Activities	(5,899)	(77,523)	(694)

Cash Flows From Financing Activities
Net (repayments)/borrowings under M&T bank floor plan	(48,893)	96,677	-
Repayment of Bank of America floor plan	-	(96,740)	-
Net repayments under floor plan with Bank of America	-	-	(12,272)
Repayments under long term debt with Bank of America	-	(8,820)	(310)
Borrowings under long term debt with M&T bank	-	20,000	-
Repayment of long term debt with M&T bank	(1,450)	(725)	-
Net proceeds from the issuance of Series A preferred stock and warrants	-	57,650	-
Net proceeds from the issuance of common stock and warrants	-	32,719	-
Proceeds from financing liability	3,476	-	-
Repayments of financing liability	(341)	(140)	(144)
Payment of dividends on Series A preferred stock	(1,210)	-	-
Repurchase of Unit Purchase Options	(500)	-	-
Repayments of notes payable to Andina related parties	-	(761)	-
Repayments of acquisition notes payable	(681)	-	-
Payment of contingent liability - RV America acquisition	-	-	(667)
Loan issuance costs	-	(615)	-

Net Cash (Used In) Provided by Financing Activities	(49,599)	99,245	(13,393)

Net Increase (Decrease) In Cash	3,549	24,898	(4,104)

Cash – Beginning	26,603	10,671	13,292

Cash – Ending	$30,152	$35,569	$9,188

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,488	$2,484	$2,182
Cash paid during the period for income taxes net of refunds received	$886	$2,776	$3,587

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$218	$67	$89
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$-	$4,910	$-
Rental equipment purchased under floor plan	$-	$-	$2,911
Accrued dividends on Series A Preferred Stock	$2,709	$1,425	$-
Beneficial conversion feature on Series A Preferred Stock	$-	$3,392	$-
Warrants issued to Series A Preferred stockholders and investment bank	$-	$2,660	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$-	$29,400	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$-	$106,391	$-

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in six locations including one in the state of Florida, two in the state of Colorado, one in the state of Arizona, one in the state of Tennessee and one in the state of Minnesota. On August 1, 2019, the Company acquired a new dealership located near Ocala, Florida (See Note 11- Subsequent Events). Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

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

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to June 30, 2018 and January 1, 2019 to June 30, 2019 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, and Lazydays of Minneapolis LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazydays R.V. Center, Inc. is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 14, 2018 (the “Predecessor Period”), the day immediately prior to March 15, 2018 (the “Acquisition Date”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three Months		Six Months
	Successor	Successor	Successor		Predecessor
	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018

New vehicles revenue	$94,234	$88,643	$192,046	$113,928	$73,831
Preowned vehicle revenue	54,812	55,718	109,634	69,600	45,280
Parts, accessories, and related services	8,731	8,103	17,506	9,944	6,121
Finance and insurance revenue	9,537	8,219	19,252	10,656	6,861
Campground, rental, and other revenue	1,232	1,431	3,165	1,891	1,846
	$168,546	$162,114	$341,603	$206,019	$133,939

Revenue from the sale of vehicle contracts is recognized at a point in time on delivery, transfer of title and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related service is recognized in other revenue in the accompanying condensed consolidated statements of income.

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

	Three Months		Six Months
	Successor	Successor	Successor		Predecessor
	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018

Gross finance and insurance revenues	$11,009	$9,060	$21,687	$11,577	$7,483
Chargebacks	(1,472)	(841)	(2,435)	(921)	(622)
Net Finance Revenue	$9,537	$8,219	$19,252	$10,656	$6,861

The Company has an accrual for charge-backs which totaled $3,998 and $3,252 at June 30, 2019 and December 31, 2018, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the Successor Period from January 1, 2019 to June 30, 2019, $1,694 of contract liabilities as of December 31, 2018 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $1,881 and $1,275 as of June 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018

(Dollars in thousands - except per share and per share amounts)
Distributed earnings allocated to common stock	$-	$-	$-	$-
Undistributed earnings (loss) allocated to common stock	205	388	611	(2,284)
Net earnings (loss) allocated to common stock	205	388	611	(2,284)
Net earnings allocated to participating securities	128	239	382	-
Net income (loss) allocated to common stock and participating securities	$333	$627	$993	$(2,284)

Weighted average shares outstanding for basic earnings per common share	9,811,107	9,668,250	9,753,491	9,668,250
Dilutive effect of warrants and options	-	-	-	-
Weighted average shares outstanding for diluted earnings per common share	9,811,107	9,668,250	9,753,491	9,668,250

Basic earnings (loss) per common share	$0.02	$0.04	$0.06	$(0.24)
Diluted earnings (loss) per common share	$0.02	$0.04	$0.06	$(0.24)

During the Successor Periods, the denominator of the basic and dilutive EPS was calculated as follows:

	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018

Weighted average outstanding common shares	8,471,608	8,471,608	8,413,992	8,471,608
Weighted average shares held in escrow	-	(142,857)	-	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,811,107	9,668,250	9,753,491	9,668,250

For the Successor Periods, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018
Shares underlying Series A Convertible Preferred Stock	-	-	-	5,962,733
Shares underlying warrants	4,677,458	4,677,458	4,677,458	4,677,458
Stock options	3,677,580	3,658,421	3,677,580	3,658,421
Shares underlying unit purchase options	-	657,142	-	657,142
Share equivalents excluded from EPS	8,355,038	8,993,021	8,355,038	14,955,754

During the periods from April 1, 2019 to June 30, 2019, April 1, 2018 to June 30, 2018, and January 1, 2019 to June 30, 2019, the two-stock method excludes the dilutive shares issuable upon conversion of the Series A Convertible Preferred Stock. As of June 30, 2019, the Company did not declare and pay the dividend. As a result, the Series A Convertible Preferred Stock was convertible into 6,231,950 shares of common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $3,013 and $2,996 for the three months ended June 30, 2019 and 2018 (Successor Periods), respectively.

Advertising and promotion charges were $6,933, $3,353, and $2,624 for the six months ended June 30, 2019 (Successor Period), the period from March 15, 2018 to June 30, 2018 (Successor Period), and the period from January 1, 2018 to March 14, 2018 (Predecessor Period), respectively.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the Successor Period from April 1, 2019 to June 30, 2019, four major manufacturers accounted for 36.1%, 22.3%, 17.0%, and 15.4% of RV purchases. During the Successor Period from January 1, 2019 to June 30, 2019, four major manufacturers accounted for 40.0%, 20.6%, 16.7% and 13.2% of RV purchases.

During the Successor Period from April 1, 2018 to June 30, 2018, four major manufacturers accounted for 33.2%, 26.8%, 16.7%, and 15.9% of RV purchases. During the Successor Period from March 15, 2018 to June 30, 2018, four major manufacturers accounted for 32.7%, 29.3%, 16.0%, and 13.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

The percent of revenues generated by customers of the Florida location and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three Months		Six Months
	Successor	Successor	Successor		Predecessor
	April 1, 2019 to June 30, 2019	April 1, 2018 to June 30, 2018	January 1, 2019 to June 30, 2019	March 15, 2018 to June 30, 2018	January 1, 2018 to March 14, 2018

Florida	64%	74%	69%	75%	81%
Colorado	16%	19%	13%	18%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to June 30, 2019 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company disclosed subsequent events that would require disclosure in the condensed consolidated financial statements in Note 11- Subsequent Events.

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

The Company accounted for the Mergers as a business combination using the purchase method of accounting. As a result, the Company determined its allocation of the fair value of the assets acquired and the liabilities assumed of the Predecessor as follows:

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

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Shorewood RV Center and Tennessee RV both constituted a business. As a result, the Company determined its allocation of the fair value of the assets acquired and the liabilities assumed as follows for these dealerships:

Inventories	$23,530
Accounts receivable and prepaid expenses	378
Property and equipment	6,175
Intangible assets	4,610
Total assets acquired	34,693

Accounts payable, accrued expenses and other current liabilities	719
Floor plan notes payable	21,163
Total liabilities assumed	21,882

Net assets acquired	$12,811

The fair value of consideration paid was as follows:

Purchase Price:
Cash consideration paid	$15,300
Amounts due from former owners	24
Note payable issued to former owners	5,820
$21,144

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood RV Center and Tennessee RV. Goodwill associated with the transaction is detailed below:

Total consideration	$21,144
Less net assets acquired	12,811
Goodwill	$8,333

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$210	7-8 years
Dealer Agreements	$4,400	7-8 years

The Company recorded approximately $36.2 million in revenue and $1.5 million in net income prior to income taxes during the period from January 1, 2019 to June 30, 2019 related to these acquisitions. The Company recorded approximately $23.2 million in revenue and $1.6 million in net income prior to income taxes during the period from April 1, 2019 to June 30, 2019.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood RV Center and Tennessee RV had been consummated on January 1, 2018.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenue	$168,546	$182,086	$341,603	$373,891
Income before income taxes	$4,044	$4,541	$7,301	$11,377
Net income	$1,927	$3,046	$3,951	$7,888

The Company adjusted the combined income of Lazydays RV with Andina, Shorewood, and Tennessee RV, and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor
	As of	As of
	June 30, 2019	December 31, 2018
	(Unaudited)
New recreational vehicles	$81,867	$129,361
Pre-owned recreational vehicles	35,359	34,905
Parts, accessories and other	3,202	4,387
	120,428	168,653
Less: excess of current cost over LIFO	(1,881)	(1,275)
	$118,547	$167,378

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor
	As of	As of
	June 30,2019	December 31, 2018
	(Unaudited)
Accounts payable	$8,697	$10,642
Other accrued expenses	3,151	3,577
Customer deposits	3,257	2,511
Accrued compensation	2,066	2,164
Accrued charge-backs	3,998	3,252
Accrued interest	348	453
Total	$21,517	$22,599

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

As of June 30, 2019, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of June 30, 2019, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $3,074 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of June 30, 2019, the interest rate on the M&T Floor Plan Line of Credit was approximately 4.40%.

The M&T Floor Plan Line of Credit consists of the following:

	Successor
	As of June 30, 2019	As of December 31, 2018
	(Unaudited)
Floor plan notes payable, gross	$94,992	$143,885
Debt discount	(254)	(416)
Floor plan notes payable, net of debt discount	$94,738	$143,469

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of June 30, 2019, the interest rate on the M&T Term Loan was approximately 4.94%. As of June 30, 2019, there was $16,375 outstanding under the M&T Term Loan.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended June 30, 2019, there were no outstanding borrowings under the M&T Revolver.

NOTE 7 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $2,099 and $1,176 for the three month Successor Periods ended June 30, 2019 and 2018, respectively, which represent effective tax rates of approximately 53% and 39% respectively. The Company recorded a provision for federal and state income taxes of $3,284 for the Successor Period from January 1, 2019 to June 30, 2019, $1,625 for the Successor Period from March 15, 2018 to June 30, 2018, and $718 for the Predecessor period from January 1, 2018 to March 14, 2018 which represent effective tax rates of approximately 47%, 39%, and 24%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as non-deductible stock-based compensation expense and transaction costs.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company effective as of the consummation of the Mergers. The employment agreement with the CEO provides for an initial base salary of $540 subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary. The employment agreement also provided that the executive was to be granted an option to purchase shares of common stock of the Company which was granted in March of 2018 (See Note 10 – Stockholders’ Equity).

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

Dividends on the Series A Preferred Stock accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 (which represents a per share amount) of Series A Preferred Stock (the “Issue Price”) and are payable quarterly in arrears. Accrued and unpaid dividends, until paid in full in cash, will accrue at the then applicable Dividend Rate plus 2%. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event that the Company’s senior indebtedness less unrestricted cash during any trailing twelve-month period ending at the end of any fiscal quarter is greater than 2.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Dividend Rate will be reset to 8% at the end of the first fiscal quarter when the Company’s senior indebtedness less unrestricted cash during the trailing twelve-month period ending at the end of such quarter is less than 2.25 times EBITDA.

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

The discount associated with the Series A Preferred Stock was not accreted during the Successor Period because redemption was not currently deemed to be probable.

The Company’s board of directors did not declare a dividend payment on the Series A Preferred Stock of $2,709 for the period from January 1, 2019 to June 30, 2019. The dividends were $4.52 per share of Series A Preferred Stock for the period from January 1, 2019 to June 30, 2019. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 10% until such dividends are paid.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of June 30, 2019, there were 746,986 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the plan commenced on July 7, 2019 with the first purchase date to be December 1, 2019.

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options were exercisable at $10.00 per unit, as a result of the Mergers described in Note 3 – Business Combination and they were set to expire on November 24, 2020. The Unit Purchase Options represented the right to purchase an aggregate of 457,142 shares of common stock (which included 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options granted to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options were exercisable for cash or on a “cashless” basis, at the holder’s option, such that the holder could have used the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company had no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants. During January 2019, the Company exchanged $500 for all of the Unit Purchase Options, and as a result, the Unit Purchase Options and any obligation to issue any underlying securities were cancelled.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2019	4,677,458	$11.50
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Warrants outstanding June 30, 2019	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	3,658,421	$11.10
Granted	165,000	6.52
Cancelled or terminated	(145,841)	11.10
Exercised	-	-
Options outstanding at June 30, 2019	3,677,580	$10.89	3.8	$-
Options vested at June 30, 2019	28,152	$11.10	3.8	$-

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares of common stock underlying the CEO’s stock options and 583,366 shares of common stock underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon the VWAP exceeding $13.125 per share; an additional 30% of the options shall vest upon the VWAP exceeding $17.50 per share; an additional 30% of the options shall vest upon the VWAP exceeding $21.875 per share; and an additional 10% of the options shall vest upon the VWAP exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received a stock option award exercisable for 583,366 shares of common stock underlying options under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

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

The expense recorded for awards with market conditions was $1,059 and $2,621 during the three month Successor Periods ended June 30, 2019 and 2018, respectively. The expense recorded for awards with market conditions was $2,529 during the six months ended June 30, 2019 and $3,100 during the Successor Period from March 15, 2018 to June 30, 2018, which is included in operating expenses in the condensed consolidated statements of income.

Awards with Service Conditions

On March 16, 2018, the Company granted five-year stock options to purchase an aggregate of 99,526 shares of common stock at an exercise price of $11.10 per share to the non-employee directors of the Company, pursuant to the 2018 Plan. These options vest over three years with one-third vesting on each of the respective anniversary dates.

On March 23, 2018, stock options to purchase 14,218 shares of common stock that had been issued to one non-employee director were canceled, while new five-year options to purchase 15,123 shares of common stock at an exercise price of $10.40 per share were issued to certain investment funds pursuant to an arrangement between the same non-employee director and the investment adviser to the funds. The new options were scheduled to vest over three years with one-third vesting on each of the respective anniversary dates. On May 31, 2018, the same non-employee director resigned and options to purchase 15,123 shares of common stock were forfeited.

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

During the six months ended June 30, 2019, stock options to purchase 165,000 shares of common stock were issued to employees. The options had exercise prices ranging from $6.47 to $6.53. The options have a five year life and a four year vesting period. The fair value of the awards of $444 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the period from January 1, 2019 to June 30, 2019
Risk free interest rate	2.49%-2.51%
Expected term (years)	3.75
Expected volatility	52%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense for awards with service conditions was $53 and $25 during the three month Successor Periods ended June 30, 2019 and 2018, respectively. The expense recorded for awards with service conditions was $96 during the Successor Period from January 1, 2019 to June 30, 2019 and $29 during the Successor Period from March 15, 2018 to June 30, 2018, which is included in operating expenses in the condensed consolidated statements of income.

As of June 30, 2019, total unrecorded compensation cost related to all non-vested awards was $3,998 which is expected to be amortized over a weighted average service period of approximately 1.25 years. The weighted average grant date fair value of awards issued during January 1, 2019 to June 30, 2019 was $2.69 per share.

NOTE 11 – SUBSEQUENT EVENTS

On June 11, 2019, the Company announced that a letter of intent was signed to enter into an asset purchase agreement with Alliance Coach Inc., an RV dealership located near Ocala, Florida. The asset purchase agreement was signed, and the transaction closed on August 1, 2019. Simultaneous with execution of the asset purchase agreement, the Company executed leases with the former owner of Alliance Coach Inc. The purchase price consists of cash and a note payable to Alliance Coach Inc. In addition, the Company has acquired the inventory of Alliance Coach Inc. and has added the inventory to the M&T Floor Plan Line of Credit. The Company is evaluating the accounting effect of the transaction.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns or as a result of changes in general economic conditions, including tariffs

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

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

Our Business

The Company operates recreational vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, RV rentals and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority® , a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also operates RV dealerships in Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and two cities in Colorado, Loveland and Denver. On August 1, 2019, the Company acquired another dealership located near Ocala, Florida. Lazydays now offers one of the largest selections of RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has over 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Colorado and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually and employs approximately 800 people at the six facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from every state except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Recent Developments

On June 11, 2019, the Company announced that a letter of intent was signed to enter into an asset purchase agreement with Alliance Coach Inc., an RV dealership located near Ocala, Florida. The asset purchase agreement was signed, and the transaction closed on August 1, 2019. Simultaneous with execution of the asset purchase agreement, the Company executed leases with the former owner of Alliance Coach Inc. The purchase price consists of cash and a note payable to Alliance Coach Inc. In addition, the Company has acquired the inventory of Alliance Coach Inc. and has added the inventory to the M&T Floor Plan Line of Credit. The Company is evaluating the accounting effect of the transaction.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and other revenues. During the three and six months ended June 30, 2019 and 2018, the Company derived its revenues from these categories in the following percentages:

	Successor	Successor	Successor	Combined Successor and Predecessor
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2019	2018	2019	2018
New vehicles	55.9%	54.7%	56.2%	55.2%
Pre-owned vehicles	32.5%	34.4%	32.1%	33.8%
Other	11.6%	10.9%	11.7%	11.0%
	100.0%	100.0%	100.0%	100.0%

The Company believes that it operates the nation’s largest single point of distribution for RVs and a primary retail outlet for most of the leading manufacturers in the industry. New and pre-owned RV sales accounted for approximately 88% of total revenues in the three and six months ended June 30, 2019. New and pre-owned RV sales accounted for approximately 89% of total revenues in the three and six months ended June 30, 2018. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% to 97% of the cost of revenues for the three and six months ended June 30, 2019 and 2018. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended June 30, 2019 and 2018, gross profit was $35.5 million and $35.7 million, respectively, and gross margin was 21.0% and 22.0%, respectively. For the six months ended June 30, 2019 and 2018, gross profit was $72.4 million and $74.5 million, respectively, and gross margin was 21.2% and 21.9% respectively. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the Company’s gross margin’s during the periods presented. The Company’s gross margins on a percentage basis for pre-owned vehicles are typically higher than gross margins on new vehicles.

During the three and six months ended June 30, 2019 and 2018, gross margins were favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined other revenues were 11.6% and 10.9%, respectively, of total revenues during the three months ended June 30, 2019 and 2018. These combined other revenues were 11.7% and 11.0%, respectively, of total revenues during the six months ended June 30, 2019 and 2018.

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

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2019 and 2018, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 70.9% and 69.7%, respectively. For the six months ended June 30, 2019 and 2018, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 71.3% and 68.8%, respectively. The Company’s operating expenses have also increased compared to prior periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to continue to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations. In addition, as the Company executes its growth strategy, the Company may acquire intangible assets and property, plant, and equipment, and the related depreciation and amortization expense may negatively impact our SG&A expenses as a percentage of gross margin.

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

Results of Operations

Three Months

The following table sets forth information comparing the components of net income for the three months ended June 30, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Successor
	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018

Revenues
New and pre-owned vehicles	$149,046	$144,361
Other	19,500	17,753
Total revenue	168,546	162,114

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	128,017	122,329
Adjustments to LIFO reserve	359	-
Other	4,692	4,039
Total cost of revenues (excluding depreciation and amortization)	133,068	126,368

Gross profit (excluding depreciation and amortization)	35,478	35,746

Transaction costs	87	252
Depreciation and amortization expense	2,640	2,691
Stock-based compensation expense	1,112	2,644
Selling, general, and administrative expenses	25,151	24,918
Income from operations	6,488	5,241
Other income/expenses
Gain on sale of property and equipment	-	10
Interest expense	(2,531)	(2,233)
Total other expense	(2,531)	(2,223)
Income before income tax expense	3,957	3,018
Income tax expense	(2,099)	(1,176)
Net income	$1,858	$1,842

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Revenue

Revenue increased by approximately $6.4 million, or 4.0%, to $168.5 million from $162.1 million for the three months ended June 30, 2019 and 2018, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $4.6 million, or 3.2%, to $149.0 million from $144.4 million for the three months ended June 30, 2019 and 2018, respectively.

Revenue from new vehicle sales increased by approximately $5.6 million, or 6.3%, to $94.2 million from $88.6 million for the three months ended June 30, 2019 and 2018, respectively. This was due to an increase in the average selling price from $70,400 for the three months ended June 30, 2018 as compared to $71,300 for the three months ended June 30, 2019. In addition, there was an increase in the number of new vehicle units sold from 1,251 to 1,312 which was supported by the acquisitions of the Company’s dealerships in Tennessee and Minnesota, which were both acquired in the second half of 2018.

Revenue from pre-owned vehicle sales decreased by approximately $0.9 million, or 1.6%, to $54.8 million from $55.7 million for the three months ended June 30, 2019 and 2018, respectively. This was due to a decrease in the number of pre-owned vehicles sold from 858 to 780, excluding wholesale units sold. The decrease was due to a decline in pre-owned motorized vehicle units sold. After excluding the effect of wholesale sales, the decreased unit sales were partially offset as the average selling price per unit sold increased from approximately $59,400 per unit for the three month which ended June 30, 2018 as compared to $62,900 for the three months ended June 30, 2019, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $1.7 million, or 9.8%, to $19.5 million from $17.8 million for the three months ended June 30, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $0.6 million, or 7.8%, to $8.7 million from $8.1 million due primarily to our new locations in Tennessee and Minnesota.

Finance and insurance revenue increased by approximately $1.3 million, or 16.0%, to $9.5 million from $8.2 million for the three months ended June 30, 2019 as compared to June 30, 2018, respectively, primarily due to higher penetration rates and higher per unit finance and insurance revenue in addition to revenue from the Tennessee and Minnesota locations.

Campground and miscellaneous revenue, which includes RV rental campground, restaurant, and consignment revenue, decreased by approximately $0.2 million to $1.2 million for the three months ended June 30, 2019 as compared to $1.4 million for the three months ended June 30, 2018 due to decreased consignment sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit decreased by approximately $0.2 million, or 0.7%, to $35.5 million from $35.7 million for the three months ended June 30, 2019 and 2018, respectively. Despite increased revenues, gross profits remained relatively flat. This was attributable to the decrease in pre-owned unit sales, including the decline in pre-owned motorized vehicle sales which carry higher margins than new motorized vehicle sales partially offset by increases in gross profit due to increased finance and insurance revenue.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased $1.3 million, or 6.2%, to $20.7 million from $22.0 million for the three months ended June 30, 2019 and 2018, respectively. The decrease is primarily attributable to the decrease in higher margin pre-owned motorized vehicle units sold.

Other Gross Profit

Other gross profit increased by $1.1 million, or 8.0% to $14.8 million from $13.7 million for the three months ended June 30, 2019 and 2018, respectively, due to increased finance and insurance revenue resulting from the Tennessee and Minnesota acquisitions in the second half of the prior year, as well as higher finance and insurance penetration.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $0.3 million, or 0.9%, to $25.2 million during the three months ended June 30, 2019, from $24.9 million during the three months ended June 30, 2018 primarily attributable to additional expenses from the Minnesota and Tennessee locations. Stock-based compensation, a non-cash expense, decreased by $1.5 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period. Transaction costs, which primarily consist of one-time expenses related to mergers and acquisitions decreased $0.2 million.

Interest Expense

Interest expense increased by approximately $0.3 million to $2.5 million from $2.2 million for the three months ended June 30, 2019 and 2018, respectively, due to the increase in the average floor plan balance from the Minnesota and Tennessee acquisitions as well as the interest associated with the Minnesota and Tennessee acquisition notes payable.

Income Taxes

Income tax expense increased by $0.9 million from $1.2 million for the three months ended June 30, 2018 to $2.1 million for the three months ended June 30, 2019 due to the increase in pre-tax income for the reasons noted above as well as an increase in the anticipated effective tax rate for the year related to expected permanent differences in non-cash, non-tax deductible stock-based compensation expense.

Six Months

The following table sets forth information comparing the components of net income for the six months ended June 30, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Combined Successor and Predecessor
	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenues
New and pre-owned vehicles	$301,680	$302,639
Other	39,923	37,319
Total revenue	341,603	339,958

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	258,887	257,694
Adjustments to LIFO reserve	606	148
Other	9,685	7,624
Total cost of revenues (excluding depreciation and amortization)	269,178	265,466

Gross profit (excluding depreciation and amortization)	72,425	74,492

Transaction costs	315	3,496
Depreciation and amortization expense	5,335	4,304
Stock-based compensation expense	2,626	3,269
Selling, general, and administrative expenses	51,603	51,285
Income from operations	12,546	12,138
Other income/expenses
(Loss)/gain on sale of property and equipment	(2)	11
Interest expense	(5,558)	(4,937)
Total other expense	(5,560)	(4,926)
Income before income tax expense	6,986	7,212
Income tax expense	(3,284)	(2,343)
Net income	$3,702	$4,869

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Revenue

Revenue increased by approximately $1.6 million, or 0.5%, to $341.6 million from $340.0 million for the six months ended June 30, 2019 and 2018, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales decreased by approximately $0.9 million, or 0.3%, to $301.7 million from $302.6 million for the six months ended June 30, 2019 and 2018, respectively.

Revenue from new vehicle sales increased by approximately $4.2 million, or 2.3%, to $192.0 million from $187.8 million for the six months ended June 30, 2019 and 2018, respectively. The increase was due to the increase in the number of new vehicle units sold from 2,456 to 2,529 which was supported by the acquisitions of the Company’s dealerships in Tennessee and Minnesota acquired in the second half of 2018. This increase was partially offset by a decrease in the average selling price from $76,100 for the six months ended June 30, 2018 as compared to $75,500 for the six months ended June 30, 2019.

Revenue from pre-owned vehicle sales decreased by approximately $5.3 million, or 4.6%, to $109.6 million from $114.9 million for the six months ended June 30, 2019 and 2018, respectively. This was due to a decrease in the number of pre-owned vehicles sold from 1,707 to 1,537, excluding wholesale units sold. The average selling price per unit sold decreased slightly from approximately $64,200 per unit for the six months ended June 30, 2018 as compared to $64,100 for the six months ended June 30, 2019, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $2.6 million, or 7.0%, to $39.9 million from $37.3 million for the six months ended June 30, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $1.4 million, or 9.0%, to $17.5 million from $16.1 million for the six months ended June 30, 2019 and 2018 due to our new locations in Tennessee and Minnesota.

Finance and insurance revenue increased by approximately $1.8 million, or 9.9%, to $19.3 million from $17.5 million for the six months ended June 30, 2019 as compared to June 30, 2018, respectively, primarily due to higher penetration rates and higher per unit finance and insurance revenue in addition to revenue from the Tennessee and Minnesota locations.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $0.5 million to $3.2 million for the six months ended June 30, 2019 as compared to $3.7 million for the six months ended June 30, 2018 due to decreased commissions on consignment sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit decreased by approximately $2.1 million, or 2.8%, to $72.4 million from $74.5 million for the six months ended June 30, 2019 and 2018, respectively. This was attributable to the decrease in pre-owned unit sales, including the decline in pre-owned motorized vehicle sales which carry higher margins than new motorized vehicle sales offset by gross profit generated by increases in finance and insurance revenue.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased by approximately $2.6 million, or 5.8% to $42.2 million from $44.8 million for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily attributable to the decrease in pre-owned motorized vehicle units sold which carry higher margins than new motorized vehicles.

Other Gross Profit

Other gross profit increased by $0.5 million, or 1.8% to $30.2 million from $29.7 million for the six months ended June 30, 2019 and 2018, respectively, due to increased finance and insurance revenue resulting from the Tennessee and Minnesota acquisitions in the second half of the prior year and higher finance and insurance penetration.

Selling, General and Administrative Expenses

Selling, general, and administrative SG&A expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $0.3 million, or 0.6%, to $51.6 million during the six months ended June 30, 2019, from $51.3 million during the six months ended June 30, 2018 primarily due to the expenses from the new locations in Minnesota and Tennessee. In addition, there was a decrease in non-cash expenses including stock-based compensation of $0.6 million primarily attributable to the graded vesting of awards with market conditions issued to management on March 16, 2018 and May 7, 2018 where the expense recognition is more significant in the early portion of the derived service period. There was also a $1.0 million increase in depreciation amortization expense primarily as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Transaction costs decreased $3.2 million due to the fees incurred upon acquisition of Lazy Days’ R.V. Center, Inc. by Andina during the six months ended June 30, 2018.

Interest Expense

Interest expense increased by approximately $0.6 million to $5.6 million from $4.9 million for the six months ended June 30, 2019 and 2018, respectively, due to the increase in the average floor plan balance from the Minnesota and Tennessee acquisitions as well as the interest associated with the Minnesota and Tennessee acquisition notes payable.

Income Taxes

Income tax expense increased by $1.0 million from $2.3 million for the six months ended June 30, 2018 to $3.3 million for the six months ended June 30, 2019 due to an increase in the anticipated effective tax rate for the year primarily related to expected permanent differences in non-cash, non-tax deductible stock-based compensation expense.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three and six months ended June 30, 2019 and 2018 are shown in the tables below.

	Successor	Successor
	Three Months Ended June 30,
	2019	2018

EBITDA and Adjusted EBITDA
Net income	$1,858	$1,842
Interest expense, net	2,531	2,233
Depreciation and amortization of property and equipment	1,687	1,897
Amortization of intangible assets	953	794
Income tax expense	2,099	1,176
Subtotal EBITDA	9,128	7,942
Floor plan interest	(1,049)	(953)
LIFO adjustment	359	-
Transaction costs	87	252
(Gain) on sale of property and equipment	-	(10)
Severance costs/Other	272	79
Stock-based compensation	1,112	2,644
Adjusted EBITDA	$9,909	$9,954

	Successor	Successor
	Three Months Ended June 30,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net income margin	1.1%	1.1%
Interest expense, net	1.5%	1.4%
Depreciation and amortization of property and equipment	1.0%	1.2%
Amortization of intangible assets	0.6%	0.5%
Income tax expense	1.2%	0.7%
Subtotal EBITDA margin	5.4%	4.9%
Floor plan interest	-0.6%	-0.6%
LIFO adjustment	0.2%	0.0%
Transaction costs	0.1%	0.2%
(Gain) on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.2%	0.0%
Stock-based compensation	0.7%	1.6%
Adjusted EBITDA margin	5.9%	6.1%

	Successor	Combined Successor and Predecessor
	Six Months Ended June 30,
	2019	2018

EBITDA and Adjusted EBITDA
Net income	$3,702	$4,869
Interest expense, net	5,558	4,937
Depreciation and amortization of property and equipment	3,428	3,224
Amortization of intangible assets	1,907	1,080
Income tax expense	3,284	2,343
Subtotal EBITDA	17,879	16,453
Floor plan interest	(2,518)	(1,984)
LIFO adjustment	606	148
Transaction costs	315	3,496
Loss/(gain) on sale of property and equipment	2	(11)
Severance costs/Other	429	79
Stock-based compensation	2,626	3,269
Adjusted EBITDA	$19,339	$21,450

	Successor	Combined Successor and Predecessor
	Six Months Ended June 30,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net income margin	1.1%	1.4%
Interest expense, net	1.6%	1.5%
Depreciation and amortization of property and equipment	1.0%	0.9%
Amortization of intangible assets	0.6%	0.3%
Income tax expense	1.0%	0.7%
Subtotal EBITDA margin	5.2%	4.8%
Floor plan interest	-0.7%	-0.6%
LIFO adjustment	0.2%	0.0%
Transaction costs	0.1%	1.0%
Loss/(gain) on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.1%	0.0%
Stock-based compensation	0.8%	1.0%
Adjusted EBITDA margin	5.7%	6.3%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Successor	Combined Successor and Predecessor
	Six Months Ended June 30,
	2019	2018
Net income	$3,702	$4,869
Non cash adjustments	8,286	8,929
Changes in operating assets and liabilities	47,059	(639)
Net cash provided by operating activities	59,047	13,159

Net cash used in investing activities	(5,899)	(78,217)
Net cash (used in) provided by financing activities	(49,599)	85,852
Net increase in cash	$3,549	$20,794

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $59.0 million during the six months ended June 30, 2019, compared to cash provided by operating activities of approximately $13.2 million for the six months ended June 30, 2018. Net income decreased by approximately $1.2 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Adjustments for non-cash expenses, included in net income, decreased $0.6 million to $8.3 million for the six months ended June 30, 2019. During the six months ended June 30, 2019, there was approximately $47.1 million of cash generated by changes in operating assets and liabilities as compared to $0.6 million of cash used by changes in operating assets and liabilities during the six months ended June 30, 2018. The fluctuations in assets and liabilities during the six months ended June 30, 2019 were primarily due to the decrease in inventory of $48.8 million as the Company managed inventories down from highs in December 31, 2018.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $5.9 million during the six months ended June 30, 2019, compared to approximately $78.2 million for the six months ended June 30, 2018. The Company used net cash of approximately $77.0 million for the acquisition of Lazy Days’ R.V. Center, Inc. during the six months ended June 30, 2018.

Net Cash from Financing Activities

The Company used cash in financing activities of approximately $49.6 million during the six months ended June 30, 2019, compared to net cash provided by financing activities of approximately $85.9 million for the six months ended June 30, 2018. Net cash used in financing activities during the six months ended June 30, 2019 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $48.9 million. During the six months ended June 30, 2018, the Company raised net proceeds of $90.4 million through the PIPE Investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. During the six months ended June 30, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $96.7 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor Period prior to the Merger.  As a result, during the six months ended June 30, 2018, the Company incurred a net total of $12.3 million in floor plan repayments.

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

As of June 30, 2019, the Company had liquidity of approximately $30.2 million in cash and had working capital of approximately $50.8 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the six months ended June 30, 2019 and 2018, the Company invested approximately $5.9 million and $1.3 million in capital expenditures, respectively.

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

As of June 30, 2019, there was $95.0 million outstanding under the M&T Floor Plan Line of Credit and $16.4 million outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the six months ended June 30, 2019, the Company did not have any significant changes in its contractual and commercial commitments.

Off-Balance Sheet Arrangements

As of June 30, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.1	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Current Report on Form 8-K Filed with the SEC on May 23, 2019).+

10.2	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (filed as Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 23, 2019)+

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement

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

Lazydays Holdings, Inc.

August 13, 2019	/s/ WILLIAM P. MURNANE
Date	William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

August 13, 2019	/s/ NICHOLAS TOMASHOT
Date	Nicholas Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

