Form 10-Q
period 2019-09-30
Lazydays Holdings, Inc.
filed 2019-11-08
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Securities registered pursuant to 12(b) of the Act:

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

There were 8,471,608 shares of common stock, par value $0.0001, issued and outstanding as of November 7, 2019.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2019

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$33,531	$26,603
Receivables, net of allowance for doubtful accounts of $435 and $687 at September 30, 2019 and December 31, 2018, respectively	21,399	16,967
Inventories	126,217	167,378
Income tax receivable	-	2,630
Prepaid expenses and other	2,957	3,166
Total current assets	184,104	216,744

Property and equipment, net	81,273	78,043
Goodwill	39,049	36,762
Intangible assets, net	69,900	70,189
Other assets	296	358
Total assets	$374,622	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	September 30,	December 31,
	2019	2018
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$24,223	$22,599
Income taxes payable	535	-
Dividends payable	-	1,210
Floor plan notes payable, net of debt discount	107,331	143,469
Financing liability, current portion	887	714
Long-term debt, current portion	5,955	4,408
Total current liabilities	138,931	172,400

Long term liabilities
Financing liability, non-current portion, net of debt discount	63,808	60,533
Long term debt, non-current portion, net of debt discount	17,105	19,013
Deferred tax liability	18,717	18,717
Total liabilities	238,561	270,663

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of September 30, 2019 and December 31, 2018; liquidation preference of $64,290 and $61,210 as of September 30, 2019 and December 31, 2018, respectively	59,273	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,471,608 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	79,728	80,606
Accumulated deficit	(2,940)	(4,156)

Total stockholders’ equity	76,788	76,450
Total liabilities and stockholders’ equity	$374,622	$402,096

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Three Months		Nine Months
	Successor		Successor		Predecessor
	July 1, 2019 to	July 1, 2018 to	January 1, 2019 to	March 15, 2018 to	January 1, 2018 to
	September 30,	September 30,	September 30,	September 30,	March 14,
	2019	2018	2019	2018	2018
Revenues
New and pre-owned vehicles	$138,861	$125,348	$440,541	$308,876	$119,111
Other	19,541	17,035	59,464	39,526	14,828
Total revenues	158,402	142,383	500,005	348,402	133,939

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $910, $884, $1,516, $884, and $148, respectively)	123,017	108,333	382,510	264,345	101,830
Other	4,841	3,776	14,526	8,353	3,047
Total cost applicable to revenue	127,858	112,109	397,036	272,698	104,877

Transaction costs	193	243	508	3,300	438
Depreciation and amortization	2,732	2,532	8,067	5,624	1,212
Stock-based compensation	1,286	2,857	3,912	5,986	140
Selling, general, and administrative expenses	25,570	23,793	77,173	52,878	22,200
Income from operations	763	849	13,309	7,916	5,072
Other income/expenses
Gain/(loss) on sale of property and equipment	13	(9)	11	1	1
Interest expense	(2,321)	(2,428)	(7,879)	(5,346)	(2,019)
Total other expense	(2,308)	(2,437)	(7,868)	(5,345)	(2,018)
(Loss) income before income tax expense	(1,545)	(1,588)	5,441	2,571	3,054
Income tax expense	(941)	(1,141)	(4,225)	(2,766)	(718)
Net (loss) income	$(2,486)	$(2,729)	$1,216	$(195)	$2,336
Dividends on Series A Convertible Preferred Stock	(1,581)	(1,210)	(4,290)	(2,635)
Deemed dividend on Series A Convertible Preferred Stock	-	-	-	(3,392)
Net loss attributable to common stock and participating securities	$(4,067)	$(3,939)	$(3,074)	$(6,222)

Succesor EPS:
Basic and diluted loss per share	$(0.41)	$(0.41)	$(0.31)	$(0.64)
Weighted average shares outstanding - basic and diluted	9,811,107	9,668,250	9,772,907	9,668,250

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

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

MARCH 15, 2018 THROUGH SEPTEMBER 30, 2018

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance at March 15, 2018	1,872,428	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	2,666	-	2,666
Stock-based compensation	-	-	485	-	485
Dividends on Series A preferred stock			(210)	-	(210)
Net income	-	-	-	691	691
Balance at March 31, 2018	8,471,608	$-	$76,108	$(845)	$75,263
Stock-based compensation	-	-	2,644	-	2,644
Dividends on Series A preferred stock	-	-	(218)	(997)	(1,215)
Net income	-	-	-	1,842	1,842
Balance at June 30, 2018	8,471,608	$-	$78,534	$-	$78,534
Stock-based compensation	-	-	2,857	-	2,857
Dividends on Series A preferred stock	-	-	(2,208)	998	(1,210)
Net loss	-	-	-	(2,729)	(2,729)
Balance at September 30, 2018	8,471,608	$-	$79,183	$(1,731)	$77,452

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH SEPTEMBER 30, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2019	8,471,608	$-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	(500)	-	(500)
Stock-based compensation	-	-	1,514	-	1,514
Dividends on Series A preferred stock	-	-	(1,184)	-	(1,184)
Net income	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	$80,436	$(2,312)	$78,124
Stock-based compensation	-	-	1,112	-	1,112
Dividends on Series A preferred stock	-	-	(1,525)	-	(1,525)
Net income	-	-	-	1,858	1,858
Balance at June 30, 2019	8,471,608	$-	$80,023	$(454)	$79,569
Stock-based compensation	-	-	1,286	-	1,286
Dividends on Series A preferred stock	-	-	(1,581)	-	(1,581)
Net loss	-	-	-	(2,486)	(2,486)
Balance at September 30, 2019	8,471,608	$-	$79,728	$(2,940)	$76,788

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to	March 15, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	March 14, 2018

Cash Flows From Operating Activities
Net income (loss)	$1,216	$(195)	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	3,912	5,986	140
Bad debt expense	255	403	-
Depreciation and amortization of property and equipment	5,144	3,870	1,058
Amortization of intangible assets	2,923	1,754	154
Amortization of debt discount	215	500	136
Gain on sale of property and equipment	(11)	(1)	(1)
Deferred income taxes	-	-	630
Changes in operating assets and liabilities:
Receivables	(4,661)	(6,482)	5,143
Inventories	54,010	6,529	1,435
Prepaid expenses and other	226	(770)	44
Income tax receivable/payable	3,165	(962)	(3,573)
Other assets	62	(75)	18
Accounts payable, accrued expenses and other current liabilities	300	(2,857)	2,463

Total Adjustments	65,540	7,895	7,647

Net Cash Provided By Operating Activities	66,756	7,700	9,983

Cash Flows From Investing Activities
Cash paid for acquisitions	(2,568)	(92,478)	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	-	9,188	-
Proceeds from sales of property and equipment	37	41	-
Purchases of property and equipment	(7,907)	(1,431)	(694)

Net Cash Used In Investing Activities	(10,438)	(84,680)	(694)

Cash Flows From Financing Activities
Net (repayments)/borrowings under M&T bank floor plan	(47,769)	98,222	-
Repayment of Bank of America floor plan	-	(96,740)	-
Net repayments under floor plan with Bank of America	-	-	(12,272)
Repayments under long term debt with Bank of America	-	(8,820)	(310)
Borrowings under long term debt with M&T bank	-	20,000	-
Repayment of long term debt with M&T bank	(2,175)	(1,455)	-
Net proceeds from the issuance of Series A preferred stock and warrants	-	57,650	-
Net proceeds from the issuance of common stock and warrants	-	32,719	-
Proceeds from financing liability	3,972	5,350	-
Repayments of financing liability	(527)	(285)	(144)
Payment of dividends on Series A preferred stock	(1,210)	(1,425)	-
Repurchase of Unit Purchase Options	(500)	-	-
Repayments of notes payable to Andina related parties	-	(761)	-
Repayments of acquisition notes payable	(1,181)	(52)	-
Payment of contingent liability - RV America acquisition	-	-	(667)
Loan issuance costs	-	(693)	-

Net Cash (Used In) Provided by Financing Activities	(49,390)	103,710	(13,393)

Net Increase (Decrease) In Cash	6,928	26,730	(4,104)

Cash - Beginning	26,603	10,671	13,292

Cash - Ending	$33,531	$37,401	$9,188

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	Successor		Predecessor
	January 1, 2019 to	March 15, 2018 to	January 1, 2018 to
	September 30, 2019	September 30, 2018	March 14, 2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,805	$5,048	$2,182
Cash paid during the period for income taxes net of refunds received	$1,061	$3,728	$3,587

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$678	$114	$89
Conversion of Andina redeemable common stock to common stock of Lazydays Holdings, Inc.	$-	$4,910	$-
Fixed assets purchased with accounts payable	$1,093	$-	$-
Rental equipment purchased under floor plan	$-	$-	$2,911
Accrued dividends on Series A Preferred Stock	$4,290	$1,210	$-
Beneficial conversion feature on Series A Preferred Stock	$-	$3,392	$-
Warrants issued to Series A Preferred stockholders and investment bank	$-	$2,660	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$-	$29,400	$-
Notes payable incurred in acquisitions	$3,045	$1,755	$-
Net assets acquired in acquistions	$5,613	$7,961	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$-	$106,391	$-

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share, per share, and unit amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation, was originally formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp. (“Holdco”), a Delaware corporation and wholly-owned subsidiary of Andina, Andina II Merger Sub Inc., a Delaware corporation, and a wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”), and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in seven locations including two in the state of Florida, two in the state of Colorado, one in the state of Arizona, one in the state of Tennessee and one in the state of Minnesota. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, sells related parts and accessories, and rents recreational vehicles. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

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

Principles of Consolidation

Successor

The condensed consolidated financial statements in the period from March 15, 2018 to September 30, 2018 and January 1, 2019 to September 30, 2019 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, Lazydays of Minneapolis LLC, Lazydays of Central Florida, LLC, Lone Star Acquisition LLC, and Lone Star Diversified LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The condensed consolidated financial statements in the periods from January 1, 2018 to March 14, 2018 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp was the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazy Days’ R.V. Center, Inc. is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 14, 2018 (the “Predecessor Period”), the day immediately prior to March 15, 2018 (the “Acquisition Date”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, allowance for doubtful accounts and stock-based compensation.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of operations. The following table represents the Company’s disaggregation of revenue:

	Three Months		Nine Months
	Successor	Successor	Successor		Predecessor
	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018

New vehicles revenue	$86,814	$79,769	$278,860	$193,697	$73,831
Preowned vehicle revenue	52,047	45,579	161,681	115,179	45,280
Parts, accessories, and related services	8,813	7,153	26,319	17,097	6,121
Finance and insurance revenue	9,253	8,138	28,505	18,794	6,861
Campground, rental, and other revenue	1,475	1,744	4,640	3,635	1,846
	$158,402	$142,383	$500,005	$348,402	$133,939

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

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, net of chargebacks, which is included in other revenue as follows (unaudited):

	Three Months		Nine Months
	Successor	Successor	Successor		Predecessor
	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018

Gross finance and insurance revenues	$10,395	$8,945	$32,082	$20,522	$7,483
Chargebacks	(1,142)	(807)	(3,577)	(1,728)	(622)
Net Finance Revenue	$9,253	$8,138	$28,505	$18,794	$6,861

The Company has an accrual for charge-backs which totaled $4,256 and $3,252 at September 30, 2019 and December 31, 2018, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the Successor Period from January 1, 2019 to September 30, 2019, $2,042 of contract liabilities as of December 31, 2018 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $2,791 and $1,275 as of September 30, 2019 and December 31, 2018, respectively.

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

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
(Dollars in thousands - except per share and per share amounts)	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018
Distributed earnings allocated to common stock	$-	$-	$-	$-
Undistributed loss allocated to common stock	(4,067)	(3,939)	(3,074)	(6,222)
Net loss allocated to common stock	(4,067)	(3,939)	(3,074)	(6,222)
Net earnings allocated to participating securities	-	-	-	-
Net loss allocated to common stock and participating securities	$(4,067)	$(3,939)	$(3,074)	$(6,222)

Weighted average shares outstanding for basic earnings per common share	9,811,107	9,668,250	9,772,907	9,668,250
Dilutive effect of warrants and options	-	-	-	-
Weighted average shares outstanding for diluted earnings per common share	9,811,107	9,668,250	9,772,907	9,668,250

Basic loss per common share	$(0.41)	$(0.41)	$(0.31)	$(0.64)
Diluted loss per common share	$(0.41)	$(0.41)	$(0.31)	$(0.64)

During the Successor Periods, the denominator of the basic and dilutive EPS was calculated as follows:

	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018

Weighted average outstanding common shares	8,471,608	8,471,608	8,433,408	8,471,608
Weighted average shares held in escrow	-	(142,857)	-	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,811,107	9,668,250	9,772,907	9,668,250

For the Successor Periods, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018
Shares underlying Series A Convertible Preferred Stock	6,231,950	5,962,733	5,962,733	5,962,733
Shares underlying warrants	4,677,458	4,677,458	4,677,458	4,677,458
Stock options	3,677,580	3,658,421	3,677,580	3,658,421
Shares issuable under the Employee Stock Purchase Plan	30,077	-	30,077	-
Shares underlying unit purchase options	-	657,142	-	657,142
Share equivalents excluded from EPS	14,617,065	14,955,754	14,347,848	14,955,754

As of September 30, 2019, the Company did not declare and pay the dividend. As a result, the Series A Convertible Preferred Stock was convertible into 6,389,025 shares of common stock. Upon conversion the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $2,656 and $2,643 for the three months ended September 30, 2019 and 2018 (Successor Periods), respectively.

Advertising and promotion charges were $9,946, $5,699, and $2,624 for the nine months ended September 30, 2019 (Successor Period), the period from March 15, 2018 to September 30, 2018 (Successor Period), and the period from January 1, 2018 to March 14, 2018 (Predecessor Period), respectively.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the Successor Period from July 1, 2019 to September 30, 2019, five major manufacturers accounted for 30.5%, 21.1%, 18.4%, 16.9%, and 10.9% of RV purchases. During the Successor Period from January 1, 2019 to September 30, 2019, four major manufacturers accounted for 35.7%, 19.4%, 18.7% and 14.8% of RV purchases.

During the Successor Period from July 1, 2018 to September 30, 2018, four major manufacturers accounted for 29.9%, 24.9%, 21.5%, and 16.1% of RV purchases. During the Successor Period from March 15, 2018 to September 30, 2018, four major manufacturers accounted for 29.2%, 28.8%, 17.4%, and 15.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

The percent of revenues generated by customers of the Florida locations and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three Months		Nine Months
	Successor	Successor	Successor		Predecessor
	July 1, 2019 to September 30, 2019	July 1, 2018 to September 30, 2018	January 1, 2019 to September 30, 2019	March 15, 2018 to September 30, 2018	January 1, 2018 to March 14, 2018

Florida	62%	64%	67%	70%	81%
Colorado	19%	25%	15%	21%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to September 30, 2019 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify subsequent events that would require disclosure in the condensed consolidated financial statements.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

Recently Issued Accounting Standards

The Company qualifies as an emerging growth company pursuant to the provision of the Jumpstart Our Business Startups Act (“JOBS Act”). Section 107 of the JOBS Act provides that an emerging growth company can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period provided by the JOBS Act for complying with new or revised accounting standards.

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

NOTE 3 – BUSINESS COMBINATION

Lazy Days’ R.V. Center, Inc.

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina initial public offering (“IPO”) right (4,310,000 at March 15, 2018 prior to the Mergers) entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant (4,310,000 at March 15, 2018) entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”). During the year ended December 31, 2018, the Company received $563 as a result of the settlement of the working capital adjustment and the amount was reflected as an adjustment to goodwill.

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

Acquisitions of Dealerships

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center (“Shorewood”). The Company simultaneously entered into a real estate purchase agreement with the owners of Shorewood for the land and building at the Shorewood location. The purchase price consisted of cash and a note payable to the seller of Shorewood, subject to a final working capital adjustment. The note payable is a three year note which matures on August 7, 2021, which requires monthly payments of $52 in principal and interest. The note bears interest at 4.75% per year. As part of the acquisition, the Company acquired the inventory of Shorewood and has added the inventory to the M&T Floor Plan Line of Credit (as defined below). The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party.

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

On August 1, 2019, the Company consummated its asset purchase agreement with Alliance Coach Inc. (“Alliance”). The purchase price consisted of cash and a note payable to the seller of Alliance. The note payable is a two year note which matures on August 1, 2021, which requires monthly payments of $134 in principal and interest. The note bears interest at 5.0% per year. As part of the acquisition, the Company acquired the inventory of Alliance and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Shorewood RV, Tennessee RV and Alliance constituted businesses. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed as follows for these dealerships:

	2019	2018

Inventories	$12,171	$23,530
Accounts receivable and prepaid expenses	53	378
Property and equipment	77	6,175
Intangible assets	2,630	4,610
Total assets acquired	14,931	34,693

Accounts payable, accrued expenses and other current liabilities	206	719
Floor plan notes payable	11,434	21,163
Total liabilities assumed	11,640	21,882

Net assets acquired	$3,291	$12,811

	2019	2018
Purchase Price:
Cash consideration paid	$2,568	$15,300
Amounts due from former owners	-	24
Note payable issued to former owners	3,045	5,820
	$5,613	$21,144

The fair value of consideration paid was as follows:

	2019	2018
Purchase Price:
Cash consideration paid	$2,568	$15,300
Amounts due from former owners	-	24
Note payable issued to former owners	3,045	5,820
	$5,613	$21,144

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood, Tennessee RV, and Alliance acquisitions. Goodwill associated with the transactions is detailed below:

	2019	2018
Total consideration	$5,613	$21,144
Less net assets acquired	3,291	12,811
Goodwill	$2,322	$8,333

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2018.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$210	7-8 years
Dealer Agreements	$4,400	7-8 years

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2019.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$230	7 years
Dealer Agreements	$2,400	7 years

The Company recorded approximately $66.4 million in revenue and $3.4 million in net income prior to income taxes during the period from January 1, 2019 to September 30, 2019 related to these acquisitions. The Company recorded approximately $30.2 million in revenue and $1.8 million in net income prior to income taxes during the period from July 1, 2019 to September 30, 2019.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood, Tennessee RV, and Alliance had been consummated on January 1, 2018.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenue	$161,481	$170,920	$532,038	$574,751
(Loss) Income before income taxes	$(1,415)	$(163)	$5,385	$11,697
Net (loss) income	$(2,383)	$(1,603)	$1,172	$6,938

The Company adjusted the combined income of Lazydays RV with Andina, Shorewood, Tennessee RV, and Alliance and adjusted net (loss) income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net (loss) income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	Successor
	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
New recreational vehicles	$88,668	$129,361
Pre-owned recreational vehicles	36,350	34,905
Parts, accessories and other	3,990	4,387
	129,008	168,653
Less: excess of current cost over LIFO	(2,791)	(1,275)
	$126,217	$167,378

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	Successor
	As of	As of
	September 30, 2019	December 31, 2018
	(Unaudited)
Accounts payable	$10,433	$10,642
Other accrued expenses	2,983	3,577
Customer deposits	2,813	2,511
Accrued compensation	3,428	2,164
Accrued charge-backs	4,256	3,252
Accrued interest	310	453
Total	$24,223	$22,599

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

As of September 30, 2019, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of September 30, 2019, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $3,828 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of September 30, 2019, the interest rate on the M&T Floor Plan Line of Credit was approximately 4.04%.

The M&T Floor Plan Line of Credit consists of the following:

	Successor
	As of September 30, 2019	As of December 31, 2018
	(Unaudited)
Floor plan notes payable, gross	$107,550	$143,885
Debt discount	(219)	(416)
Floor plan notes payable, net of debt discount	$107,331	$143,469

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of September 30, 2019, there was $15,650 outstanding under the M&T Term Loan. As of September 30, 2019, the interest rate on the M&T Term Loan was approximately 4.56%.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended September 30, 2019, there were no outstanding borrowings under the M&T Revolver.

NOTE 7 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $941 and $1,141 for the three month Successor Periods ended September 30, 2019 and 2018, respectively, which represent effective tax rates of approximately (61%) and (72%) respectively. The Company recorded a provision for federal and state income taxes of $4,225 for the Successor Period from January 1, 2019 to September 30, 2019, $2,766 for the Successor Period from March 15, 2018 to September 30, 2018, and $718 for the Predecessor period from January 1, 2018 to March 14, 2018 which represent effective tax rates of approximately 77%, 108%, and 24%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense and certain transaction costs.

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

After factoring in the relative fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3,392 beneficial conversion feature was recorded as a deemed dividend in the condensed consolidated statements of operations because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $2,035 was recorded as a reduction to the carrying amount of the preferred stock in the condensed consolidated balance sheet. In addition, aggregate offering costs of $2,981 consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61%, and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock was not accreted during the Successor Period because redemption was not currently deemed to be probable.

The Company’s board of directors did not declare a dividend payment on the Series A Preferred Stock of $4,290 for the period from January 1, 2019 to September 30, 2019. The accrued dividends were $7.15 per share of Series A Preferred Stock for the period from January 1, 2019 to September 30, 2019. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 10% until such dividends are paid.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of September 30, 2019, there were 625,748 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three and nine months ended September 30, 2019, the Company recorded $24 of stock based compensation related to the ESPP.

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options were exercisable at $10.00 per unit as a result of the Mergers described in Note 3 – Business Combination and they were set to expire on November 24, 2020. The Unit Purchase Options represented the right to purchase an aggregate of 457,142 shares of common stock (which included 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options granted to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options were exercisable for cash or on a “cashless” basis, at the holder’s option, such that the holder could have used the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company had no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants. During January 2019, the Company exchanged $500 for all of the Unit Purchase Options, and as a result, the Unit Purchase Options and any obligation to issue any underlying securities were cancelled.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2019	4,677,458	$11.50
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Warrants outstanding September 30, 2019	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	3,658,421	$11.10
Granted	505,000	7.55
Cancelled or terminated	(364,603)	11.10
Exercised	-	-
Options outstanding at September 30, 2019	3,798,818	$10.63	3.7	$7
Options vested at September 30, 2019	28,152	$11.10	3.5	$-

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

The expense recorded for awards with market conditions was $1,201 and $2,832 during the three month Successor Periods ended September 30, 2019 and 2018, respectively. The expense recorded for awards with market conditions was $3,730 during the nine months ended September 30, 2019 and $5,935 during the Successor Period from March 15, 2018 to September 30, 2018, which is included in operating expenses in the condensed consolidated statements of operations.

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

During the nine months ended September 30, 2019, stock options to purchase 505,000 shares of common stock were issued to employees. The options have exercise prices ranging from $4.50 to $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $957 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the period from January 1, 2019 to September 30, 2019
Risk free interest rate	1.70%-2.51%
Expected term (years)	3.75
Expected volatility	52%-55%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense for awards with service conditions was $61 and $25 during the three month Successor Periods ended September 30, 2019 and 2018, respectively. The expense recorded for awards with service conditions was $158 during the Successor Period from January 1, 2019 to September 30, 2019 and $53 during the Successor Period from March 15, 2018 to September 30, 2018, which is included in operating expenses in the condensed consolidated statements of operations.

As of September 30, 2019, total unrecorded compensation cost related to all non-vested awards was $3,089 which is expected to be amortized over a weighted average service period of approximately 1.67 years. The weighted average grant date fair value of awards issued during January 1, 2019 to September 30, 2019 was $1.89 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully order and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns or as a result of changes in general economic conditions, including tariffs.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s ability to implement its stock repurchase program, the timing and amount of any future stock repurchases and the possibility that the repurchase program may be suspended or discontinued.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

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

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has RV rental fleets in Colorado and availability to two on-site campgrounds with over 700 RV campsites. The Company welcomes over 500,000 visitors to its dealership locations annually, and employs over 800 people at its seven facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota and Tennessee) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Recent Developments

On August 1, 2019, the Company consummated its asset purchase agreement with Alliance Coach Inc., a business located near Ocala, Florida. Simultaneous with the execution of the asset purchase agreement, the Company executed a lease with the former owner of Alliance Coach Inc. The purchase price consists of cash and a note payable to the seller of Alliance Coach Inc. In addition, the Company has acquired the inventory of Alliance Coach Inc. and has added the inventory to the M&T Floor Plan Line of Credit.

On September 16, 2019, the Company announced that it plans to open its first dedicated service center in the Houston, Texas metro area. The facility is currently under construction. The Company anticipates commencing operations in the first quarter of 2020.

On November 6, 2019, the Board of Directors of Lazydays authorized the repurchase of up to $4.0 million of the Company’s common stock through December 31, 2020. Repurchases may be made at management’s discretion from time to time on the open market, through privately negotiated transactions or a trading plan in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended, and pursuant to applicable Securities and Exchange Commission requirements. The repurchase program may be suspended for periods or discontinued at any time.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and miscellaneous revenues. During the three and nine months ended September 30, 2019 and 2018, the Company derived its revenues from these categories in the following percentages:

	Successor	Successor	Successor	Combined Successor and Predecessor
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2019	2018	2019	2018
New vehicles	54.8%	56.0%	55.8%	55.5%
Pre-owned vehicles	32.9%	32.0%	32.3%	33.3%
Other	12.3%	12.0%	11.9%	11.2%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 88% of total revenues in the three and nine months ended September 30, 2019. New and pre-owned RV sales accounted for approximately 88% and 89% of total revenues in the three and nine months ended September 30, 2018. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% to 97% of the cost of revenues for the three and nine months ended September 30, 2019 and 2018. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended September 30, 2019 and 2018, gross profit was $30.5 million and $30.3 million, respectively, and gross margin was 19.3% and 21.3%, respectively. For the nine months ended September 30, 2019 and 2018, gross profit was $103.0 million and $104.8 million, respectively, and gross margin was 20.6% and 21.7% respectively. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the variance in the Company’s gross margin during the periods presented. The margin decreases were driven by reduced per vehicle margins due to competitive pricing in the industry during the recent quarter.

During the three and nine months ended September 30, 2019 and 2018, gross margins were somewhat impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined other revenues were 12.3% and 12.0%, respectively, of total revenues during the three months ended September 30, 2019 and 2018. These combined other revenues were 11.9% and 11.2%, respectively, of total revenues during the nine months ended September 30, 2019 and 2018.

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

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2019 and 2018, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 83.7% and 78.6%, respectively. For the nine months ended September 30, 2019 and 2018, the percentage was 74.9% and 71.7%, respectively. These increases are driven by the decreased gross margins discussed above. In addition, as the Company executes its growth strategy, the Company may acquire intangible assets and property, plant, and equipment, and the related depreciation and amortization expense may negatively impact our SG&A expenses as a percentage of gross margin.

Adjusted EBITDA. Adjusted EBITDA is not a U.S. Generally Accepted Accounting Principles (“GAAP”) financial measure, but it is one of the primary non-GAAP measures management uses to evaluate the financial performance of the business. Adjusted EBITDA is also frequently used by analysts, investors, and other interested parties to evaluate companies in the recreational vehicle industry. The Company uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

The Company defines Adjusted EBITDA as net (loss) income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one time charges, and loss or gain on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net (loss) income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net (loss) income, a reconciliation of Adjusted EBITDA Margin to net (loss) income margin, and a further discussion of how the Company utilizes these non-GAAP financial measures, see “Non-GAAP Financial Measures” below.

Results of Operations

Three Months

The following table sets forth information comparing the components of net loss for the three months ended September 30, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Successor
	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018
Revenues
New and pre-owned vehicles	$138,861	$125,348
Other	19,541	17,035
Total revenue	158,402	142,383

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	122,107	107,449
Adjustments to LIFO reserve	910	884
Other	4,841	3,776
Total cost of revenues (excluding depreciation and amortization)	127,858	112,109

Gross profit (excluding depreciation and amortization)	30,544	30,274

Transaction costs	193	243
Depreciation and amortization expense	2,732	2,532
Stock-based compensation expense	1,286	2,857
Selling, general, and administrative expenses	25,570	23,793
Income from operations	763	849
Other income/expenses
Gain (loss) on sale of property and equipment	13	(9)
Interest expense	(2,321)	(2,428)
Total other expense	(2,308)	(2,437)
Loss before income tax expense	(1,545)	(1,588)
Income tax expense	(941)	(1,141)
Net loss	$(2,486)	$(2,729)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Revenue

Revenue increased by approximately $16.0 million, or 11.3%, to $158.4 million from $142.4 million for the three months ended September 30, 2019 and 2018, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $13.6 million, or 10.8%, to $138.9 million from $125.3 million for the three months ended September 30, 2019 and 2018, respectively.

Revenue from new vehicle sales increased by approximately $7.0 million, or 8.8%, to $86.8 million from $79.8 million for the three months ended September 30, 2019 and 2018, respectively. This was due to an increase in the number of new vehicle units sold from 1,078 to 1,248 which was driven by the acquisitions of three new dealerships since August 2018. This increase was offset by a decrease in the average selling price from $73,500 for the three months ended September 30, 2018 as compared to $69,100 for the three months ended September 30, 2019.

Revenue from pre-owned vehicle sales increased by approximately $6.4 million, or 14.2%, to $52.0 million from $45.6 million for the three months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by an increase in wholesale revenue by approximately $4.0 million. The revenue increase from wholesale sales was offset by a decrease in the number of pre-owned vehicles sold from 722 to 687, excluding wholesale units sold. After excluding the effect of wholesale sales, the average selling price per unit sold increased from approximately $60,000 per unit for the three months ended September 30, 2018 as compared to $65,500 for the three months ended September 30, 2019.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $2.5 million, or 14.7%, to $19.5 million from $17.0 million for the three months ended September 30, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $1.6 million, or 23.2%, to $8.8 million from $7.2 million, primarily due to the Company’s new locations in Tennessee, Minnesota, and The Villages, Florida.

Finance and insurance revenue increased by approximately $1.2 million, or 13.7%, to $9.3 million from $8.1 million for the three months ended September 30, 2019 as compared to September 30, 2018, respectively, due to finance and insurance revenue at the Company’s new locations in Tennessee, Minnesota, and The Villages, Florida. In addition, the Company has had improved penetration rates and per unit revenue on its finance and insurance products.

Campground and miscellaneous revenue, which includes RV rental, campground, restaurant, and consignment revenue, decreased by approximately $0.2 million to $1.5 million for the three months ended September 30, 2019 as compared to $1.7 million for the three months ended September 30, 2018.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of revenues and excludes depreciation and amortization. Gross profit increased by approximately $0.2 million, or 0.9%, to $30.5 million from $30.3 million for the three months ended September 30, 2019 and 2018, respectively. Gross margins declined due to decreased new and pre-owned vehicle gross profit per unit which declined due to competitive pricing in the industry. Additionally, wholesale sales, which have approximately breakeven margins, increased by $4.0 million.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased $1.2 million, or 6.9%, to $15.8 million from $17.0 million for the three months ended September 30, 2019 and 2018, respectively. The decrease is primarily attributable to the decreased gross margin on new vehicles from pricing competition.

Other Gross Profit

Other gross profit increased by $1.4 million, or 10.9% to $14.7 million from $13.3 million for the three months ended September 30, 2019 and 2018, respectively, due to increased finance and insurance revenue from the Company’s new locations in Tennessee, Minnesota, and The Villages, Florida as well as increased penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

SG&A expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $1.8 million, or 7.5%, to $25.6 million during the three months ended September 30, 2019, from $23.8 million during the three months ended September 30, 2018. The increase in SG&A expenses was related to overhead associated with new locations acquired since August 2018. Stock-based compensation, a non-cash expense, decreased by $1.6 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $0.1 million to $2.3 million from $2.4 million for the three months ended September 30, 2019 and 2018, respectively, due to the decrease in floor plan interest from reduced inventory levels.

Income Taxes

Income tax expense decreased $0.2 million for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018. The difference between the statutory rates and the estimated effective tax rate for the year relate to permanent differences in non-cash, non tax deductible stock-based compensation. The effective tax rate is also subject to the timing of changes in market conditions which impact the Company’s calculation of the estimated effective tax rate.

Nine Months

The following table sets forth information comparing the components of net income for the nine months ended September 30, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Combined Successor and Predecessor
	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Revenues
New and pre-owned vehicles	$440,541	$427,987
Other	59,464	54,354
Total revenue	500,005	482,341

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	380,994	365,143
Adjustments to LIFO reserve	1,516	1,032
Other	14,526	11,400
Total cost of revenues (excluding depreciation and amortization)	397,036	377,575

Gross profit (excluding depreciation and amortization)	102,969	104,766

Transaction costs	508	3,738
Depreciation and amortization expense	8,067	6,836
Stock-based compensation expense	3,912	6,126
Selling, general, and administrative expenses	77,173	75,078
Income from operations	13,309	12,988
Other income/expenses
Gain on sale of property and equipment	11	2
Interest expense	(7,879)	(7,365)
Total other expense	(7,868)	(7,363)
Income before income tax expense	5,441	5,625
Income tax expense	(4,225)	(3,484)
Net income	$1,216	$2,141

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Revenue

Revenue increased by approximately $17.7 million, or 3.7%, to $500.0 million from $482.3 million for the nine months ended September 30, 2019 and 2018, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $12.5 million, or 2.9%, to $440.5 million from $428.0 million for the nine months ended September 30, 2019 and 2018, respectively.

Revenue from new vehicle sales increased by approximately $11.4 million, or 4.2%, to $278.9 million from $267.5 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was due to the increase in the number of new vehicle units sold from 3,534 to 3,774 which was supported by the acquisitions of the Company’s dealerships in Tennessee, Minnesota and The Villlages, Florida which were acquired after August 2018. This increase was partially offset by a decrease in the average selling price from $75,300 for the nine months ended September 30, 2018 as compared to $73,400 for the nine months ended September 30, 2019.

Revenue from pre-owned vehicle sales increased by approximately $1.2 million, or 0.8%, to $161.7 million from $160.5 million for the nine months ended September 30, 2019 and 2018, respectively. There was a decrease in the number of pre-owned vehicles excluding wholesale units sold, from 2,429 to 2,223. The decrease in unit volume was offset by an increase in the average selling price from approximately $62,900 per unit for the nine months ended September 30, 2018 as compared to $64,500 for the nine months ended September 30, 2019. Wholesale revenue increased $6.6 million.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $5.1 million, or 9.4%, to $59.5 million from $54.4 million for the nine months ended September 30, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $3.1 million, or 13.4%, to $26.3 million from $23.2 million for the nine months ended September 30, 2019 and 2018 due to the Company’s new locations in Tennessee, Minnesota, and The Villages, Florida.

Finance and insurance revenue increased by approximately $2.8 million, or 11.1%, to $28.5 million from $25.7 million for the nine months ended September 30, 2019 as compared to September 30, 2018, respectively, due to finance and insurance revenue at the Company’s new locations in Tennessee, Minnesota, and The Villages, Florida. In addition, the Company has had improved penetration rates and per unit revenue on its finance and insurance products.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $0.9 million to $4.6 million for the nine months ended September 30, 2019 as compared to $5.5 million for the nine months ended September 30, 2018 due to decreased rental revenue as the Company has eliminated this revenue stream at the Tampa location.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of revenues and excludes depreciation and amortization. Gross profit decreased by approximately $1.8 million, or 1.7%, to $103.0 million from $104.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross profit was due to increased wholesale sales as a percentage of the Company’s sales mix, decreased gross profit on new units due to competitive pricing, and decreased pre-owned motorized vehicle unit sales.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased by approximately $3.8 million, or 6.1%, to $58.0 million from $61.8 million for the nine months ended September 30, 2019 and 2018, respectively. The decrease in gross profit was due to increased wholesale sales as a percentage of the Company’s sales mix, decreased gross margin on new units due to competitive pricing in the industry, and decreased pre-owned motorized vehicle unit sales.

Other Gross Profit

Other gross profit increased by $1.9 million, or 4.6% to $44.9 million from $43.0 million for the nine months ended September 30, 2019 and 2018, respectively, due to increased finance and insurance revenue resulting from acquisitions as well as increased penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

SG&A expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $2.1 million, or 2.8%, to $77.2 million during the nine months ended September 30, 2019, from $75.1 million during the nine months ended September 30, 2018 due to overhead costs at the new locations. In addition, there was a decrease in non-cash expenses including stock-based compensation of $2.2 million primarily attributable to the graded vesting of awards with market conditions issued to management on March 16, 2018 and May 7, 2018 where the expense recognition is more significant in the early portion of the derived service period. There was also a $1.2 million increase in depreciation amortization expense primarily as a result of the valuation of fixed assets and intangibles assets associated with the acquisition of Lazy Days’ R.V. Center, Inc. by Andina. Transaction costs decreased $3.2 million due to the fees incurred upon acquisition of Lazy Days’ R.V. Center, Inc. by Andina during the nine months ended September 30, 2018.

Interest Expense

Interest expense increased by approximately $0.5 million to $7.9 million from $7.4 million for the nine months ended September 30, 2019 and 2018, respectively, due to the increase in the average floor plan balance from the acquisitions as well as the interest associated with the Minnesota, Tennessee, and The Villages, Florida acquisition notes payable.

Income Taxes

Income tax expense increased by $0.7 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018. The difference between the statutory rates and the estimated effective tax rate for the year relates to permanent differences in non-cash, non tax deductible stock-based compensation. The effective tax rate is also subject to the timing of changes in market conditions which impact the Company’s calculation of the estimated effective tax rate.

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

EBITDA is defined as net (loss) income excluding depreciation and amortization of property and equipment, interest expense, net, amortization of intangible assets, and income tax expense.

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

Reconciliations from Net (Loss) Income per the Condensed Consolidated Statements of Operations to EBITDA and Adjusted EBITDA and Net (loss) income margin to EBITDA margin and Adjusted EBITDA margin for the three and nine months ended September 30, 2019 and 2018 are shown in the tables below.

	Successor	Successor
	Three Months Ended September 30,
	2019	2018

EBITDA and Adjusted EBITDA
Net loss	$(2,486)	$(2,729)
Interest expense, net	2,321	2,428
Depreciation and amortization of property and equipment	1,716	1,704
Amortization of intangible assets	1,016	828
Income tax expense	941	1,141
Subtotal EBITDA	3,508	3,372
Floor plan interest	(874)	(1,066)
LIFO adjustment	910	884
Transaction costs	193	243
(Gain)/loss on sale of property and equipment	(13)	9
Severance costs/Other	262	-
Stock-based compensation	1,286	2,857
Adjusted EBITDA	$5,272	$6,299

	Successor	Successor
	Three Months Ended September 30,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net loss margin	-1.6%	-1.9%
Interest expense, net	1.5%	1.7%
Depreciation and amortization of property and equipment	1.1%	1.2%
Amortization of intangible assets	0.6%	0.6%
Income tax expense	0.6%	0.8%
Subtotal EBITDA margin	2.2%	2.4%
Floor plan interest	-0.6%	-0.7%
LIFO adjustment	0.6%	0.6%
Transaction costs	0.1%	0.2%
(Gain)/loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.2%	0.0%
Stock-based compensation	0.8%	2.0%
Adjusted EBITDA margin	3.3%	4.4%

	Successor	Combined Successor and Predecessor
	Nine Months Ended September 30,
	2019	2018

EBITDA and Adjusted EBITDA
Net income	$1,216	$2,141
Interest expense, net	7,879	7,365
Depreciation and amortization of property and equipment	5,144	4,928
Amortization of intangible assets	2,923	1,908
Income tax expense	4,225	3,484
Subtotal EBITDA	21,387	19,826
Floor plan interest	(3,392)	(3,050)
LIFO adjustment	1,516	1,032
Transaction costs	508	3,738
Gain on sale of property and equipment	(11)	(2)
Severance costs/Other	691	79
Stock-based compensation	3,912	6,126
Adjusted EBITDA	$24,611	$27,749

	Successor	Combined Successor and Predecessor
	Nine Months Ended September 30,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net income margin	0.2%	0.4%
Interest expense, net	1.6%	1.5%
Depreciation and amortization of property and equipment	1.0%	1.0%
Amortization of intangible assets	0.6%	0.4%
Income tax expense	0.8%	0.7%
Subtotal EBITDA margin	4.3%	4.1%
Floor plan interest	-0.7%	-0.6%
LIFO adjustment	0.3%	0.2%
Transaction costs	0.1%	0.8%
Gain on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.1%	0.0%
Stock-based compensation	0.8%	1.3%
Adjusted EBITDA margin	4.9%	5.8%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Successor	Combined Successor and Predecessor
	Nine Months Ended September 30,
	2019	2018
Net income	$1,216	$2,141
Non cash adjustments	12,438	14,629
Changes in operating assets and liabilities	53,102	913
Net cash provided by operating activities	66,756	17,683

Net cash used in investing activities	(10,438)	(85,374)
Net cash (used in) provided by financing activities	(49,390)	90,317
Net increase in cash	$6,928	$22,626

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $66.8 million during the nine months ended September 30, 2019, compared to cash provided by operating activities of approximately $17.7 million for the nine months ended September 30, 2018. Net income decreased by approximately $0.9 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Adjustments for non-cash expenses, included in net income, decreased $2.2 million to $12.4 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2019, there was approximately $53.1 million of cash generated by changes in operating assets and liabilities as compared to $0.9 million of cash generated by changes in operating assets and liabilities during the nine months ended September 30, 2018. The fluctuations in assets and liabilities during the nine months ended September 30, 2019 were primarily due to the decrease in inventory, excluding the impact of the Alliance acquisition and other non-cash adjustments of $54.0 million, as the Company managed inventories down from highs as of December 31, 2018.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $10.4 million during the nine months ended September 30, 2019, compared to approximately $85.4 million for the nine months ended September 30, 2018. The Company used net cash of approximately $83.2 million for the acquisition of Lazy Days’ R.V. Center, Inc. and Shorewood RV Center during the nine months ended September 30, 2018. During the nine months ended September 30, 2019, the cash used in investing activities primarily consisted of costs of the development of the dedicated service center near Houston, Texas, the development of the new service center adjacent to the Minnesota dealership, and the acquisition of Alliance Coach Inc.

Net Cash from Financing Activities

The Company used cash in financing activities of approximately $49.4 million during the nine months ended September 30, 2019, compared to net cash provided by financing activities of approximately $90.3 million for the nine months ended September 30, 2018. Net cash used in financing activities during the nine months ended September 30, 2019 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $47.8 million. During the nine months ended September 30, 2018, the Company raised net proceeds of $90.4 million through the PIPE Investment through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. During the nine months ended September 30, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long term debt with Bank of America. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $98.2 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor Period prior to the Merger. As a result, during the nine months ended September 30, 2018, the Company incurred a net total of $10.8 million in floor plan repayments.

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

As of September 30, 2019, the Company had liquidity of approximately $33.5 million in cash and had working capital of approximately $45.2 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the nine months ended September 30, 2019 and 2018, the Company invested approximately $7.9 million and $2.1 million in capital expenditures, respectively.

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

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with a $200.0 million Senior Secured Credit Facility (the “M&T Facility”). The M&T Facility includes a $175.0 million M&T Floor Plan Line of Credit, a $20.0 million M&T Term Loan, and a $5.0 million M&T Revolver. The M&T Facility will mature on March 15, 2021. The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all of the assets of the Company.

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

As of September 30, 2019, there was $107.6 million outstanding under the M&T Floor Plan Line of Credit and $15.7 million outstanding under the M&T Term Loan.

Contractual and Commercial Commitments

During the nine months ended September 30, 2019, the Company did not have any significant changes in its contractual and commercial commitments other than the following:

On August 1, 2019, the Company consummated its asset purchase agreement with Alliance. The purchase price consisted of cash and a note payable to the seller of Alliance. The note payable is a two year note which matures on August 1, 2021, which requires monthly payments of $134 in principal and interest. The note bears interest at 5.0% per year.

The Company entered into a lease agreement for the Alliance properties with an initial base rent of $636 per annum for five years with the option of five extension periods of five years. The Company also assumed a lease with a base rent of $84 per annum which expires in June 2022.

Off-Balance Sheet Arrangements

As of September 30, 2019, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is an additional risk factor that is a material change to our risk factors previously disclosed in the 2018 Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our 2018 Form 10-K. We encourage you to read these risk factors in their entirety.

The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of the Company, any action asserting a claim of breach of a fiduciary duty owed by any of the Company’s directors, officers or other employees to the Company or the Company’s stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or the Company’s directors, officers or other employees, which may discourage such lawsuits against the Company or the Company’s directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in the Company’s amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, the Company may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in the Company’s amended and restated certificate of incorporation does not apply to actions arising under the federal securities laws and will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

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

Lazydays Holdings, Inc.

November 8, 2019	/s/ WILLIAM P. MURNANE
Date	William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

November 8, 2019	/s/ NICHOLAS TOMASHOT
Date	Nicholas Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

