Form 10-K
period 2019-12-31
Lazydays Holdings, Inc.
filed 2020-03-20
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38424

Lazydays Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4183498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6130 Lazy Days Blvd. Seffner, Florida	33584
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 246-4999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LAZY	NASDAQ Capital Market

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

The aggregate market value of the 5,268,069 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 28, 2019 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2019, of $5.00 per share) was approximately $26.3 million.

As of March 18, 2020, the registrant had 8,506,666 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2020 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

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

Our Business

The Company operates Recreational Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV-parts and services, financing and insurance products, third-party protection plans, after-market parts and accessories, and RV camping facilities. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority®, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays also has a dedicated Service Center location near Houston, Texas which opened in February 2020. Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs over 900 people at its eight dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

Recent Developments

In February 2020, the Company announced the opening of its first dedicated service center in Waller, Texas, a suburb northwest of Houston. On March 6, 2020, the Company amended its existing debt agreement with Manufacturers and Traders Trust Company (“M&T Bank”) to finance the previously incurred development expenditures with the addition of a $6.1 million mortgage. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and accrued interest payments become due.

Company Strengths

The Iconic Brand. With over forty years of history dating back to 1976, Lazydays is an iconic, industry leading brand that we believe is synonymous with the RV lifestyle, and is known nationally as The RV Authority ® , a registered trademark. The trademark has been consistently used by the Company in its marketing and branding communications since 2013. Based on a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known R.V. dealership brand among a national audience of non-Lazydays customers surveyed. According to the report, over 85% of Lazydays customers and over 80% of prospective customers surveyed believe that Lazydays is among the category leaders in the industry. The Company’s consistent quality, breadth and depth of offerings, as well as its comprehensive range of RV lifestyle resources, have resulted in the Company’s customers having loyalty to and trust in the Lazydays brands.

Comprehensive RV Products and Services. The Company is a provider of a comprehensive portfolio of RV products, services, third-party protection plans, and resources for RV enthusiasts. The Company represents the top manufacturers in the industry with more than 3,000 RVs available nationwide. Lazydays provides an extensive service and repair offering nationwide for all RV brands with more than 400 service bays staffed by certified technicians. The Company’s offerings are based on more than four decades of experience and feedback from RV enthusiasts.

Customer Experience. Lazydays’ target customers are RV enthusiasts who are seeking a lifestyle centered around the RV. Lazydays believes it has built its reputation on providing an outstanding customer experience with exceptional service and product expertise. One of the Company’s primary goals is to create “Customers for Life” by offering a unique purchasing experience that combines a large selection of RV inventory, the Company’s unique scenic facilities with multiple amenities, and its customer focused, process-oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to the Company’s success, and the Company’s philosophy is thoroughly ingrained in and continually reinforced throughout its corporate culture at every level. The Company believes that its customer-focused business model has resulted in a loyal, stable and growing customer base as well as a strong reputation within the RV community.

Employee Service and Commitment. Lazydays believes its commitment to ongoing training and talent development has been instrumental in providing employees an outstanding workplace experience and growth opportunities. As a result of this commitment, the Lazydays team of experienced professionals is able to provide an exceptional level of service that we believe is very difficult to replicate and is a significant competitive advantage.

In 2005, Lazydays’ employees formed the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2 million to help disadvantaged children in Florida, Arizona, Colorado and Minnesota. The Foundation recently donated approximately $0.4 million to help create the first long term care facility in the Tampa Bay area for girls rescued from human trafficking. Lazydays’ employees also volunteer on small building projects, perform repair work for group homes or homeless shelters, cook and feed the needy, and engage in life enriching activities with at-risk youth. The Foundation received the 2016 Olin Mott Golden Heart award and was also recognized with A Kid’s Place Guardian Angel Award. In 2017, the Foundation was awarded the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry.

Leading Market Position and Scale. Lazydays believes it is one of the largest RV retailers in the United States. As per a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known RV brand among the national audience. We believe the Company’s scale and its long-term stability make it attractive to the Company’s original equipment manufacturers (“OEMs”), suppliers, financiers and business partners. The Company believes its strong relationship with OEMs and suppliers enables the Company to negotiate attractive product pricing and availability. The Company also aligns with its OEMs on product development in which the Company leverages its customer base to provide feedback on new products. The Company believes its scale and strong relationship with its financing and insurance partners enables it to offer extensive financing products and insurance plans that fit almost every customer’s needs.

Consistent Processes and Procedures. Lazydays utilizes a system of process documentation and implementation called the “Lazydays Way.” Lazydays believes that the Lazydays Way allows it to implement and maintain very efficient and consistent operating procedures across all of its dealerships.

Variable Cost Structure and Capital Efficient Model. Lazydays’ decentralized and flat management structure coupled with incentive programs focused on profitability have allowed Lazydays to achieve a highly variable cost structure. The Company’s digital marketing and analytics capabilities provide it with significant flexibility and meaningfully improve its marketing productivity and efficiency via targeted marketing programs. The Company believes its operating model leads to strong and stable margins through economic cycles, resulting in what it believes to be high cash flow generation, low capital expenditure requirements and strong returns on invested capital.

Experienced Team. Lazydays’ management team has extensive dealership and industry experience. The Company offers highly competitive compensation tightly tied to performance, which has allowed the Company to attract and retain its highly capable team.

Lazydays Product and Service Offerings

New and Used Vehicles

New Vehicles: Lazydays offers a comprehensive selection of new RVs across almost the entire range of price points, classes and floor plans, from entry level travel trailers to Class A diesel pushers, at its dealership locations and on its website. Lazydays has formed strategic alliances with leading RV manufacturers. The core brands that the Company sells, representing 89.1% of the new vehicles that were sold by the Company in 2019, are manufactured by Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Used Vehicles: Lazydays sells a comprehensive selection of used RVs at its dealership locations. The primary source of used RVs is through trade-ins associated with the sale of new and used RVs. Lazydays is also very active in the used RV market and its extensive RV knowledge and experience allows Lazydays to buy used RVs at attractive prices. Used RVs are generally reconditioned by the Company’s service operation prior to sale. Used RVs that do not meet the Company’s standards for retail sale are wholesaled.

Dealership Finance and Insurance

Vehicle financing: Lazydays arranges for financing for vehicle purchases through third-party financing sources in exchange for a commission. Lazydays does not directly finance its customers’ purchases, and its exposure to loss in connection with these financing arrangements generally is limited to the commissions that it receives. For the year ended December 31, 2019 and the year ended December 31, 2018, the Company arranged financing transactions for a majority of the new and used units sold.

Protection Plans: Lazydays offers a variety of third-party protection plans and services to the purchasers of its RVs as part of the delivery process, including extended vehicle service contracts, tire and wheel protection, guaranteed auto protection (known as “GAP”, this protection covers the shortfall between a customer’s loan balance and insurance payoff in the event of a casualty) and property insurance. These products are underwritten and administered by independent third parties. Lazydays is primarily compensated on a straight commission basis. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers.

Parts and Services and Other

Repair and Maintenance : In addition to preparing RVs for delivery to customers, Lazydays’ service and repair operations, with over 400 service bays, provide onsite general RV maintenance and repair services at all of the Company’s dealership locations. Lazydays employs over 240 highly skilled technicians, with many of them being certified with the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”). The Company is equipped to offer comprehensive services and perform OEM warranty repairs for most RV components.

Installation of parts and accessories : Lazydays’ full-service repair facilities enable Lazydays to install all parts and accessories sold at its dealership locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. While other RV dealerships may be able to install RV parts and accessories and other retailers may be able to sell certain parts and accessories, Lazydays believes its ability to both sell and install necessary parts and accessories affords the Company a competitive advantage over online retailers and big box retailers that do not have service centers designed to accommodate RVs, and other RV dealerships that do not offer a comprehensive inventory of parts and accessories.

Collision repair : Lazydays offers collision repair services in all markets and the Company’s Tampa and The Villages, Florida, Tucson, Arizona, Loveland, Colorado, Knoxville, Tennessee, Minneapolis, Minnesota locations are equipped with full body paint booths. Lazydays’ facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. The Company can perform collision repair services for a wide array of insurance carriers.

Parts and Accessories Store : With sizable parts and accessories inventory, in addition to fully stocked onsite retail and accessory stores and access through the Lazydays’ networks for hard to find parts, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing or aftermarket through the Lazydays retail store footprint. The Company believes that its Tampa, Florida Accessories & More store is among the largest aftermarket parts and accessories stores in the state of Florida.

RV Campground: Lazydays also operates the Lazydays RV Resort at its Tampa, Florida location. Also known as the Lazydays RV Campground, the Lazydays RV Resort includes amenities designed to allow guests to relax, unwind, and enjoy fun activities as a family. The resort offers 300 RV sites with full 50-amp hookups, a full-time activities coordinator, sports courts, trolley service to and from the Lazydays dealership, and a screened and heated pool. The resort also operates on-site restaurants.

Growth Strategy

Grow the Company’s Customer Base . Lazydays believes its strong brands, market position, ongoing investment in its service platform, broad product portfolio and full array of RV offerings will continue to provide the Company with competitive advantages in targeting and capturing a larger share of consumers including the growing number of new RV enthusiasts that will enter the market. The Company continuously works to attract new customers to its dealership locations through targeted integrated digital and traditional marketing efforts, attractive offerings and access to its wide array of resources for RV enthusiasts. The Company has focused specifically on marketing to the fast-growing RV demographics of Baby Boomers, Generation X and Millennials. The Company also markets to these segments through RV lifestyle focused partnership and sponsorship efforts.

Dealership Location Acquisitions . The RV dealership industry is highly fragmented with many independent RV dealers. The Company has used, and plans to continue to use, acquisitions of independent dealers as an alternative to new dealership location openings to expand its business and grow the Company’s customer base. Lazydays believes its experience and scale allow it to operate acquired locations efficiently. During 2019, Lazydays acquired Alliance Coach, Inc. located at The Villages, Florida. Lazydays intends to continue to pursue acquisitions that will grow its customer base and present attractive risk-adjusted returns and significant value-creation opportunities.

Greenfield Dealership and Service Locations . Lazydays may establish dealership and/or service locations in new and existing markets to expand its customer base. Target markets and locations are identified by employing proprietary data and analytical tools. The Company believes there is ample white space for additional development opportunities. The Company intends to open greenfield sites that will grow its customer base and present attractive risk-adjusted returns and significant value-creation opportunities. The Company commenced development of a greenfield dealership near Nashville, Tennessee during 2019, and opened its first dedicated service center in Waller, TX, a suburb northwest of Houston, in February 2020.

Service and Collision . Lazydays believes that its service and repair capabilities represent a significant opportunity for incremental revenue growth, especially as the Company grows geographically. Lazydays frequently welcomes customers who travel from across the country to have their vehicles serviced by Lazydays’ team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers greater additional sales opportunities for Lazydays.

Parts and Accessories Store “Accessories & More” . Aftermarket RV parts and accessories are typically under-represented at RV dealerships. The Company believes that parts and accessories are an important part of the RV lifestyle and serve to engage customers with the Lazydays brand outside of the typical RV buying and servicing cycle. The Company understands that RV owners need a reliable resource for RV necessities and products that make their camping experience more enjoyable. Lazydays stores have expansive offerings and provide access to RV product experts to assist RV owners in their RV lifestyle needs. Lazydays believes that the “Accessories & More” offering encompasses all of the needs of the RV consumer.

Leverage the Company’s scale and cost structure to improve operating efficiency. As Lazydays grows, it is positioned to leverage its scale to achieve competitive operating margins. The Company manages its new and used RV inventories so that its dealerships’ supply and assortment of vehicles are in line with seasonal sales trends and minimize the Company’s carrying costs. In addition, the Company leverages its scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

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

Per the RV Industry Association’s (RVIA) December 2019 survey of manufacturers, total RV wholesale shipments ended 2019 with 406,070 units, down (16.0%) compared to 483,672 units in 2018. Towable RVs were down (15.6%) at 359,441 units; motorhome shipments were down (19.0%) at 46,629 units, compared to 2018 shipment totals. Per the RVIA survey, 2019 shipments were the fourth highest of all time. Generally, used RVs are sold at a lower price level than comparable new RVs and the sale of used RVs has historically been more stable through business cycles than the sale of new vehicles.

Lazydays believes RV trips remain one of the least expensive types of vacation, allowing RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging, pet boarding and dining. While fuel costs are a component of the overall vacation cost, the Company believes fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. Based on RVIA information, the average annual mileage use of an RV is between 3,000 and 5,000 miles. In addition, Lazydays’ customer research indicates that customers are attracted to RV ownership based on the comfortable and convenient travel it provides.

Competition

The Company believes that the principal competitive factors in the RV industry are breadth and depth of product selection, value pricing, convenient dealership locations, quality technical services, customer service, and overall experience. The Company competes directly and/or indirectly with RV dealers, RV service providers, and RV parts and accessories retailers. One of the Company’s direct competitors, Camping World Holdings, Inc., is publicly listed on the New York Stock Exchange. Additional competitors may enter the businesses in which the Company currently operates.

Lazydays RV Dealerships

The Company operates eight Lazydays dealership and service locations across six states. The Company’s dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets of Florida, Colorado, Arizona, Minnesota, Tennessee and Texas account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii. Generally, the Company’s dealership locations provide RV repair and installation services, collision repair, parts, and accessories for RVs and RV enthusiasts, and all of the Company’s locations sell new and used RVs. The Company believes its dealership strategy of offering a comprehensive range of RV parts, services, accessories, products, and new and used RVs, generates powerful cross-selling opportunities.

Dealership Design and Layout

The Company’s operating dealership locations range in size from approximately 14,000 to 384,000 square feet and are situated on 11 to 126 acres. The Company’s dealership locations feature service centers staffed with expert, in-house trained product specialists and are equipped with merchandise demonstrations to assist in educating customers about RV performance products. The Company’s dealership locations also provide opportunities to promote a more interactive and consultative selling environment. The Lazydays staff is trained to cross-sell and explain the benefits of the Company’s breadth of available services, third party protection plans and products to which the Company’s customers have become accustomed, such as extended service contracts, emergency roadside assistance products, club memberships, discount camping and travel assistance.

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

Expansion Opportunities and Site Selection

The Company’s disciplined expansion and acquisition strategy focuses on growing its geographic footprint and customer base. The Company believes it has developed a rigorous and flexible process that employs exclusive data and analytical tools to identify target markets for acquisitions and new dealership and service center openings. The Company evaluates acquisition opportunities or selects sites for new locations based on criteria such as local demographics, traffic patterns, proximity to RV parks and campgrounds, proximity to major interstates, analytics from the Company’s customer database, RV sales and registrations, product availability and availability of attractive acquisition and/or lease terms. Members of the Lazydays development team spend considerable time evaluating markets and prospective sites.

Dealership Management and Training

The Company’s Vice President, National General Manager oversees all dealership operations. He has over 39 years of experience in the RV industry and has been employed by Lazydays for over 6 years.

Each dealership location employs a General Manager (the “GM”) that has responsibility for the daily operations of the dealership. Areas of responsibility include inventory management, hiring, associate training and development, maintenance of the facilities, customer service and customer satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager to help oversee the operations of each dealership location department. A typical Lazydays dealership location employs approximately 30 to 100 full-time equivalent employees.

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

Product Sourcing and Distribution

Sourcing

New and Used RVs

The Company generally acquires new RVs for retail sale directly from the applicable manufacturer. Lazydays has strategic contractual arrangements with many of the leading RV manufacturers. Lazydays maintains a central inventory management and purchasing group to manage and maintain adequate inventory levels and assortment. RVs are transported directly from a manufacturer’s facility to Lazydays dealership locations via various third-party transportation companies.

Lazydays’ strategy is to partner with financially sound manufacturers that make quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix.

Lazydays’ supply arrangements with OEMs are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with OEMs are generally made on a location-by-location basis. The terms of these dealer agreements are typically subject to Lazydays, among other things, meeting all the requirements and conditions of the dealer agreement, maintaining certain sales objectives, performing services and repairs for owners of the manufacturer’s RVs that are still under manufacturer warranty, carrying the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs in stock at all times, actively advertising and promoting the manufacturer’s RVs and indemnifying the manufacturer under certain circumstances. Lazydays’ dealer agreements generally designate a specific geographic territory, exclusive to Lazydays, provided that Lazydays meets the material obligations of the dealer agreement. Wholesale pricing is generally established on a model year basis and is subject to change at the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which the Company cannot advertise that manufacturer’s RVs.

Lazydays generally acquires used RVs from customers, primarily through trade-ins, as well as through private sales, auctions, and other sources, and the Company generally reconditions used RVs acquired for retail sale in its service operation. Used RVs that Lazydays does not sell at Lazydays dealership locations generally are sold at wholesale prices through auctions.

Lazydays finances the purchase of substantially all of the Company’s new RV inventory from OEMs through a floor plan facility. Used vehicles may also be financed from time to time through the floor plan facility. For more information on the floor plan facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — M&T Credit Facility” below.

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

Marketing and Advertising

The Company markets its product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. The Company’s marketing efforts include its website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, and RV shows and rallies. Lazydays also has exclusive partnership and sponsorship relationships with various RV lifestyle properties. The Company currently has a segmented marketing database of over 3.9 million RV owners and prospects. Lazydays’ principal marketing strategy is to leverage its unique brand positioning, extensive product selection, exclusive benefits, and high quality customer experience among RV owners. As per a research report prepared by Russell Research in November / December 2017, over 70% of Lazydays customers and over 60% of prospective customers surveyed strongly agree that Lazydays provides a high quality customer experience.

The Company’s total website traffic for the year ended December 31, 2019 was approximately 9.4 million visitors with approximately 5.1 million unique visitors. The Lazydays website features over 3,000 new and preowned RVs, as well as information regarding Lazydays’ RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.

The Company measures its marketing productivity and effectiveness on an ongoing basis to optimize marketing efforts.

Customer Service

Lazydays strives to exceed expectations by providing the best overall customer experience throughout every interaction with the Company. The Company believes customer service and access to a live person is a critical component of Lazydays’ digital marketing, sales, and service operations, and to achieving a best-in-class customer experience. The Company’s sales and customer service centers are multi-channel, full-service contact centers. RV enthusiasts can visit Lazydays’ locations, call, email, internet chat, text and use social media to contact Lazydays regarding products, services, protection plans, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with Lazydays’ customer service specialists for help with aftermarket accessory orders, installations, scheduling, answers to questions, and to make purchases for any product and installation services offered through the Lazydays website.

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

Management Information Systems

The Company utilizes multiple computer systems to support its operations, including a third-party dealer management system (“DMS”), point-of-sale registers (“POS”), enterprise resource planning system, supply chain, CRM system, marketing database and other business intelligence tools. In addition, the Company utilizes proprietary systems and data warehouses to provide analytical views of its data.

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

The Company utilizes information technology and analytics to actively market and sell multiple products and services to its customers, including list segmentation and merge and purge programs, to select prospects for email and direct mail solicitations and other direct marketing efforts. Comprehensive information on each customer, including a profile of the purchasing activities, is utilized to drive future sales. In addition, the Company’s website has been designed to display inventory and also to capture and route leads to our contact centers.

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

Trademarks and Other Intellectual Property

The Company owns a variety of registered trademarks and service marks related to its brands and its services, protection plans, products and resources, including Lazydays, Lazydays The RV Authority ® , Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. The Company also owns numerous domain names, including Lazdays.com, LazydaysRVSale.com, LazydaysEvents.com, LazydaysService.com, RVPlace.com, and RVListings.com, among many others. The Company believes that its trademarks and other intellectual property have significant value and are important to its marketing efforts. The Company is not aware of any material pending claims of infringement or other challenges to the Company’s right to use its intellectual property in the United States or elsewhere.

Government Regulation

The Company’s operations are subject to varying degrees of federal, state and local regulation, including the Company’s RV sales, vehicle financing, outbound telemarketing, email, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws, environmental laws and other extensive laws and regulations applicable to new and used vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws.

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

Employees

As of December 31, 2019, Lazydays had approximately 935 employees, including approximately 922 full-time employees. None of the Lazydays employees are represented by a labor union or are party to a collective bargaining agreement, and Lazydays has not had any labor-related work stoppages. The Company believes that its employee relations are in good standing.

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

Available Information

Our Internet website is www.lazydays.com. Our reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, under the Investor Relations – Finance Information tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read and copy any materials we file with the SEC at the SEC’s Internet website located at www.sec.gov.

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

The Company’s business is affected by the availability of financing to it and its customers. Generally, RV dealers, including the Company, finance their purchases of inventory with financing provided by lending institutions. On March 15, 2018, the Company entered into a $200 million credit agreement with M&T Bank which included a new floor plan facility which increased the committed floor plan financing to $175.0 million. As of December 31, 2019, the Company had $144.1 million outstanding under its M&T floor plan facility and $14.9 million outstanding under the M&T term loan. As of December 31, 2019, substantially all of the invoice cost of new RV inventory and 30.3% of book value of used RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent the Company from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

The Company’s success will depend to a significant extent on the well-being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 33.9%, 20.2%, 20.5%, and 14.7%, respectively, of the Company’s purchases of new RV inventory during the year ended December 31, 2019. The Company depends on its manufacturers to provide it with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of the Company’s manufacturers could have a substantial adverse impact on the Company’s business. Any difficulties encountered by any of the Company’s manufacturers resulting from economic, financial, or other factors could adversely affect the quality and amount of products that they are able to supply to the Company and the services and support they provide to the Company.

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

The Company’s dealer agreements designate a specific geographic territory for the Company, exclusive to the Company, provided that the Company is able to meet the material obligations of the applicable dealer agreement.

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

The Company depends on consumer discretionary spending and, accordingly, the Company may be adversely affected if its customers reduce, delay or forego their purchases of the Company’s products, services, and protection plans as a result of:

●	job losses;

●	bankruptcies;

●	higher consumer debt and interest rates;

●	reduced access to credit;

●	higher energy and fuel costs;

●	relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail;

●	falling home prices;

●	lower consumer confidence;

●	uncertainty or changes in tax policies and tax rates;

●	uncertainty due to national or international security or health concerns;
●	volatility in the stock market; or
●	Epidemic and pandemic outbreaks or other global health emergencies.

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

In August of 2019, the Company acquired Alliance Coach at the Villages, Florida. In February 2020, the Company announced that it opened its first dedicated service center in Waller, Texas. The Company intends to continue to expand in part by acquiring or building new retail or service locations in new markets. As a result, the Company may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with the Company’s brands. Other factors that may impact the Company’s ability to acquire or open new retail locations in new markets and operate them profitably, many of which are beyond the Company’s control, include:

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

The Company’s success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays’ brands are integral to the Company’s business as well as to the implementation of the Company’s strategies for expanding its business. Maintaining, enhancing, promoting and positioning the Company’s brands, particularly in new markets where the Company has limited brand recognition, will depend largely on the success of the Company’s marketing efforts and its ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. The Company’s brands could be adversely affected if the Company fails to achieve these objectives, if the Company fails to comply with local laws and regulations, if the Company is subject to publicized litigation or if the Company’s public image or reputation were to be tarnished by negative publicity. Some of these risks are not within the Company’s control, such as the effects of negative publicity regarding the Company’s manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning the Company’s brand image may require the Company to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect the Company’s cash flow and profitability. Furthermore, efforts to maintain, enhance or promote the Company’s brand image may ultimately be unsuccessful. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends upon the Company’s ability to successfully manage the Company’s inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The Company’s products appeal to consumers who are, or could become, RV owners. The preferences of these consumers cannot be predicted with certainty and are subject to change. Further, the retail consumer industry, by its nature, is volatile and sensitive to numerous economic factors, including consumer preferences, competition, market conditions, general economic conditions and other factors outside of the Company’s control. The Company may order products in advance of the following selling season. Extended lead times for the Company’s purchases may make it difficult for the Company to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If the Company misjudges either the market for the Company’s products or its consumers’ purchasing habits in the future, the Company’s revenues may decline significantly, the Company may not have sufficient inventory to satisfy consumer demand or sales orders, or the Company may be required to discount excess inventory; all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company has experienced, and expects to continue to experience, variability in revenue, net income and cash flows as a result of seasonality in its business. Because the Company’s largest dealership is located in the southern United States, demand for services, protection plans, products and resources generally increases during the winter season when people move south for the winter or vacation in warmer climates, while sales and profits are generally lower during the summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand.

For the years ended December 31, 2019 and 2018, the Company generated 53% and 56% (excluding the impact of acquisitions) of its annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The Company incurs additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in the Company’s retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the first and second fiscal quarters, the Company’s sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A change in control is an event of default under the credit facility. Upon the occurrence of a change in control, M&T Bank will have the right to declare all outstanding obligations under the credit facility immediately due and payable and to terminate the availability of future advances to the Company. There can be no assurance that the Company’s lenders will agree to an amendment of the credit facility or a waiver of any such event of default. There can be no assurance that the Company will have sufficient resources available to satisfy all of its obligations under the credit facility if no waiver or amendment is obtained. In the event the Company was unable to satisfy these obligations, it could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

On March 15, 2018, the Company entered into a $200 million facility with M&T Bank, which includes a $175 million floor plan facility, a $20 million term loan and a $5 million line of credit (collectively, the “M&T Facility). As of December 31, 2019, the Company had $14.9 million outstanding under the term loan and $144.1 million outstanding under the floor plan facility. As of December 31, 2019, the Company had no borrowings outstanding under the $5.0 million line of credit and approximately $4.8 million of availability due to outstanding letters of credit.

The operation of the Company’s business, the rate of the Company’s expansion and the Company’s ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by the Company’s business and, if necessary, the availability of equity or debt capital. The Company also requires sufficient cash flow to meet its obligations under its existing debt agreements. The M&T Term Loan requires the Company to pay monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus accrued interest. For the years ended December 31, 2019 and 2018, the Company made principal payments of $2.9 million and $2.2 million, respectively, under its credit agreement with M&T Bank. For the years ended December 31, 2019 and 2018, the Company paid total cash interest of $0.8 million and $0.7 million, respectively, and paid total floor plan interest of $4.6 million and $3.2 million, respectively, under its credit agreement with M&T Bank.

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

The Company cannot ensure that its cash flow from operations or cash available under its credit facility will be sufficient to meet its needs. If the Company is unable to generate sufficient cash flows from operations in the future, and if availability under its credit facility is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital through the issuance of equity, the interests of existing stockholders of the Company may be diluted. If the Company incurs additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict the Company’s ability to operate. The Company cannot ensure you that it could obtain additional financing on favorable terms or at all.

The documentation governing the Company’s credit facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

The documentation governing the Company’s credit facility contains various provisions that limit the Company’s ability to, among other things:

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

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

The United Kingdom’s Financial Conduct Authority, which regulates the London Inter-bank Offered Rate (“LIBOR”), has announced that it intends to stop encouraging or requiring banks to submit LIBOR rates after 2021, and it is unclear if LIBOR will cease to exist or if new methods of calculating LIBOR will evolve. We currently have the option to determine our interest rate using a formula that includes either the LIBOR rate or an alternate base rate. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, we may no longer have the ability to elect the LIBOR rate under our M&T Floor Plan Line of Credit or M&T Term Loan. This could adversely impact our future indebtedness, interest costs and our ability to borrow additional funds.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic and pandemic outbreaks such as Coronavirus, Ebola, Zika virus or measles or other global health emergencies, terrorist attacks or disruptive political events in certain regions where the Company’s stores are located could adversely affect the Company’s business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to the Company’s dealerships or utilizing the Company’s products, thereby reducing the Company’s sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage the Company’s stores or other operations, which may materially adversely affect the Company’s financial results. Any of these events could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Furthermore, new and used vehicles may be sold and financed through retail installment sales contracts entered into between the Company and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, the Company typically has a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by the Company to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. The Company recognizes revenue when the applicable new or used vehicle is delivered and the Company has assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets and totaled $11.5 million and $12.3 million as of December 31, 2019 and December 31, 2018, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company leases most of the real properties where it has operations, including, as of December 31, 2019, six of the eight Lazydays retail locations operating in six states. The Company’s leases, at inception, generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. There can be no assurance that the Company will be able to maintain its existing retail locations as leases expire, extend the leases or be able to locate alternative sites in its target markets and on favorable terms. Any failure to maintain its existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was signed into law on July 21, 2010, established the Bureau of Consumer Financial Protection (“BCFP”), an independent federal agency with broad regulatory powers and limited oversight from the United States Congress. Although automotive dealers are generally excluded, the Dodd-Frank Act could lead to additional, indirect regulation of automotive dealers, in particular, their sale and marketing of finance and insurance products, through its regulation of automotive finance companies and other financial institutions

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, may increase the Company’s annual employee health care costs that it funds and has increased the Company’s cost of compliance and compliance risk related to offering health care benefits. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act and/or adopt a replacement healthcare reform law may impact the Company’s employee healthcare costs. If healthcare costs rise, the Company may experience increased operating costs, which may adversely affect the Company’s business, financial condition and results of operations.

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

The Company offers extended service contracts that may be purchased as a supplement to the original purchaser’s warranty as well as other voluntary products to protect the consumer’s investment. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect the Company’s business, results of operations and financial condition.

Third parties bear the majority of the administration and liability obligations associated with these extended service contracts upon purchase by the customer. State laws and regulations, however, may limit or condition the Company’s ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect the Company’s business, financial condition and results of operations.

If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within a specified notice period to avoid the termination or non-renewal. Manufacturers have been lobbying and continue to lobby for the repeal or revision of state dealer laws. Although the lobbying efforts have been unsuccessful to date, if dealer laws are repealed in the states in which the Company operates, or manufacturers convince legislators to pass legislation in those states allowing termination or non-renewal of dealerships without cause, manufacturers may be able to terminate the Company’s dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for the Company to renew its dealer agreements upon expiration.

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

From time to time, the Company may be compelled to protect its intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract the Company’s management from running the day-to-day operations of its business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps the Company takes to protect its intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of the Company’s significant intellectual property rights could diminish the Company’s ability to distinguish its products and services from competitors’ products and services and retain its market share for its proprietary products and services. The Company’s inability to effectively protect the Company’s proprietary intellectual property rights could have a material adverse effect on the Company’s business, results of operations and financial condition.

Other parties also may claim that the Company infringes on their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against the Company or the payment of damages. These claims could have a material adverse effect on the Company’s business, financial condition and results of operations.

If the Company is unable to protect, maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

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

The Company faces legal risks in its business, including claims from disputes with its employees and its former employees and claims associated with general commercial disputes, product liability and other matters. Risks associated with legal liability often are difficult to assess or quantify and their existence and magnitude can remain unknown for significant periods of time. While the Company maintains director and officer insurance, as well as general and product liability insurance, the amount of insurance coverage may not be sufficient to cover a claim and the continued availability of this insurance cannot be assured. Regardless of their subject matter or merits, class action lawsuits may result in significant costs to the Company, which costs may not be covered by insurance, may divert the attention of management or may otherwise have an adverse effect on the Company’s business, brand image, financial condition and results of operations. Negative publicity from litigation, whether or not resulting in a substantial cost to the Company, could materially damage the Company’s reputation. The Company may in the future be the target of litigation and any such litigation may result in substantial costs and reputational harm and divert management’s attention and resources. Costs, harm to the Company’s reputation and diversion of management’s attention and resources could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Under the Merger Agreement, the stockholders, the option holders, and the bonus payment recipients received, among other things, an aggregate of: (i) 2,857,189 shares of Company common stock; and (ii) $86.8 million. On May 15, 2018, as a result of a working capital adjustment, the Company received $0.6 million from the working capital escrow funds resulting in a net purchase price of $86.2 million. On March 15, 2019, the indemnity escrow period set forth in the Merger Agreement expired and as a result certain stockholders, option holders and the bonus payment recipients received, an aggregate of (i) 142,857 shares of Company common stock; and (ii) $5.7 million of cash. Pursuant to the Merger Agreement, certain of the stockholders were restricted from selling any of the Company common stock that they received as a result of the Transaction Merger during the nine month period after the closing date of the Mergers, for certain stockholders, and during the twelve month period after the closing date of the Merger for certain stockholders subject to certain exceptions. These lock-up restrictions have now lapsed.

The Company has entered into a registration rights agreement pursuant to which certain stockholders have been granted certain demand and “piggy-back” registration rights with respect to their securities. Additionally, the investors who simultaneously with the closing of the Mergers purchased convertible preferred stock, common stock and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”) were certain granted registration rights pursuant to which the Company filed a registration statement covering the resale of granted securities. This resale registration statement is currently effective.

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

As of December 31, 2019, we had outstanding (i) stock options issued to the board of directors and employees to purchase 3,798,818 shares of common stock at exercise prices ranging from $4.50 to $11.10 per share, (ii) pre-funded warrants to purchase up to 1,339,499 shares of common stock that were issued in the PIPE Investment, (iii) warrants to purchase 2,522,458 shares of our common stock at $11.50 per share issued in the PIPE Investment, (iv) warrants to purchase 2,155,000 shares of our common stock at $11.50 per share held by Andina public shareholders, and (v) 600,000 shares of Series A Preferred Stock which are convertible up to 6,550,064 shares of common stock, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”). The sale, or even the possibility of sale, of the shares of common stock underlying the warrants, stock options and Series A Preferred Stock and the shares issuable under our incentive plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these warrants and stock options are exercised or the Series A Preferred Stock is converted to common stock, you may experience dilution to your holdings.

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

Stockholders may become diluted as a result of issuance of options under existing or future incentive plans, the issuance of stock under the ESPP or the issuance of common stock as a result of acquisitions or otherwise.

The Company’s Amended 2018 Plan allows the Company to issue common stock underlying stock options or other forms of stock-based compensation to employees and directors totaling 4,424,566 shares of Company common stock. As of December 31, 2019, there were 3,798,818 options outstanding, which if vested in the future may be exercised for 3,798,818 shares of Company common stock and there were 625,748 shares of common stock available to be issued under equity incentive awards pursuant to the Amended 2018 Plan. The effect of the issuance of common stock or other instruments, such as stock options, convertible into common stock under the Amended 2018 Plan or future plans may be dilutive to current common stockholders.

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common stock on the first day of the purchase period or the last day of the purchase period. On December 2, 2019, the Company issued 35,058 shares of common stock pursuant to the ESPP. As a result, as of December 31, 2019, there were 864,942 shares available for issuance.

The Company may issue additional securities in the future if it needs to raise capital for operations or growth initiatives, including acquisitions. For example, the Company may currently issue 1,900,000 shares of common stock in an acquisition transaction pursuant to the Form S-4 filed with the SEC on August 31, 2018, as amended and supplemented from time to time. In the event a transaction was consummated which utilized these shares, the impact may be dilutive to current common stockholders.

The price of the Company’s common stock may be volatile for a variety of reasons.

The price of the Company’s common stock may be volatile, and could decline, for a variety of reasons including the Company’s operating performance, ability to retain key employees, ability to meet covenants, and ability to successfully execute its growth strategy amongst other factors. The Company’s stock price may also be impacted by external factors including the general economic and political environment, actions of competitors including their quarterly performance, litigation, the perception of the industry as a whole, and changes in laws or regulations, including accounting standards. As a result, these factors may adversely impact the market price of the Company’s common stock, regardless of the Company’s operational or financial performance. Additionally, the impact of volatility may be greater if the Company’s public float and volume is smaller than some of its competitors.

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

The holders of the Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of Company common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. Accordingly, as of December 31, 2019, the holders of the Series A Preferred Stock held approximately 43.7% of the voting power of the Company on an as-converted basis, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. As a result, the holders of the Series A Preferred Stock may have the ability to influence future actions by the Company requiring stockholder approval.

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

Our stock repurchase program could increase the volatility of the price of our common stock.

In November 2019, our Board of Directors approved a stock repurchase program authorizing us to repurchase up to a maximum of $4.0 million of our shares of common stock through December 31, 2020. Repurchases may be made a management’s discretion from time to time in the open market, through privately negotiated transactions or pursuant to a trading plan subject to market conditions, applicable legal requirements and other factors. There can be no assurance that we will buy shares of our common stock or the timeframe for repurchases under our stock repurchase program or that any repurchases will have a positive impact on our stock price or earnings per share. Important factors that could cause us to discontinue or decrease our share repurchases include, among others, unfavorable market conditions, the market price of our common stock, the nature of other investment or strategic opportunities presented to us from time to time, the rate of dilution of our equity compensation programs, our ability to make appropriate, timely and beneficial decisions as to when, how an whether to purchase shares under the stock repurchase program, and the availability of funds necessary to continue purchasing stock.

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

The table below sets forth certain information concerning our leased dealership locations.

Location	Acres	Square Feet	Term (years)	Initial Expiration
FL	126	384,000	20	2035
FL	6	3,600	5	2022
FL	30	66,650	5	2024
CO	28	129,300	5	2020
CO	11	14,150	5	2020
CO	6	18,699	5	2020
MN	20	68,101	20	2038
TN	22	68,544	10	2028

Item 3.	Legal Proceedings

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

The following table sets forth the high and low sales prices for our warrants since March 16, 2018, the day after we consummated the mergers.

	Warrants
Period*	High	Low
2019
Fourth Quarter	$0.11	$0.10
Third Quarter	0.09	0.09
Second Quarter	0.11	0.07
First Quarter	0.45	0.30

2018
Fourth Quarter	1.00	0.40
Third Quarter	1.60	1.15
Second Quarter	1.85	0.80
First Quarter	-	-

*Prior to the consummation of the Mergers, our fiscal year was November 30. We changed our fiscal year end to December 31st in connection with the Mergers and the period covered in this table is stated on a December 31st year end.

Any over-the-counter market quotations of the warrants reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2019 - October 31, 2019	-	$-	-	$4,000
November 1, 2019 - November 30, 2019	700	$4.53	700	$3,997
December 1, 2019 - December 31, 2019	77,300	$4.05	78,000	$3,686

(1)	On November 7, 2019, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of Common Stock. The program is effective through December 31, 2020.

As of March 18, 2020, there were 52 holders of record of our shares of common stock, 4 holders of record of our shares of Series A Preferred Stock and 30 holders of record of our warrants.

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

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business;

●	The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Tiffin Motorhomes, Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in opening or acquiring new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contain restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to protect, maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock on its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of issuance of options under existing or future incentive plans, the issuance of stock under the ESPP or the issuance of Common Stock as a result of acquisitions or otherwise.

●	The price of the Company’s Common Stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●

The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and it’s stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

Business Overview

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share, and per share data.

Our Business

The Company operates RV dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories, and RV camping. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority ®, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Annual Report on Form 10-K, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays offers one of the largest selections of RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has over 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites. The Company employs over 900 people at the seven facilities. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from every state except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages CRM tools and analytics to actively engage, market and sell its products and services.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and miscellaneous revenues. During the years ended December 31, 2019 and 2018, the Company derived its revenues from these categories in the following percentages:

	Successor	Combined Successor and Predecessor
	For the Years Ended December 31,
	2019	2018
New vehicles	54.8%	54.9%
Pre-owned vehicles	33.2%	33.6%
Other	12.0%	11.5%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 88% and 89% of total revenues for the years ended December 31, 2019 and 2018. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% and 97% of the cost of revenues for the years ended December 31, 2019 and 2018, respectively. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the years ended December 31, 2019 and 2018, gross profit was $132.2 million and $131.7 million, respectively, and gross margin was 20.5% and 21.6% for the years then ended. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the variance in the Company’s gross margin during the periods presented. The margin decreases were driven by reduced per vehicle margins due to competitive pricing in the industry, primarily during the second half of 2019.

During the years ended December 31, 2019 and 2018, gross margins were also impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined revenues were 12.0% and 11.5%, respectively, of total revenues during the years ended December 31, 2019 and 2018.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses.

Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 50-53% of selling, general and administrative expenses, stock-based compensation, depreciation and amortization, and transaction costs. During the years ended December 31, 2019 and December 31, 2018, salaries, commissions, and benefits represented 50% and 53%, respectively, of these operating expenses.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2019 and 2018, SG&A, excluding transaction costs, depreciation and amortization, and stock-based compensation expense as a percentage of gross profit was 78.0% and 73.5%, respectively. These increases are driven by the decreased gross margins discussed above as well as overhead associated with new dealerships.

In addition, as the Company executes its growth strategy, the Company may acquire property, plant, and equipment and intangible assets, and the related depreciation and amortization expense may negatively impact our net income or loss in future periods.

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

The Company defines Adjusted EBITDA as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges and gain on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

The Company’s use of Adjusted EBITDA may not be comparable to other companies within the industry. The Company compensates for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. For a reconciliation of Adjusted EBITDA to net income (loss), a reconciliation of Adjusted EBITDA Margin to net (loss) income margin, and a further discussion of how the Company utilizes this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

Results of Operations

The following table sets forth information comparing the components of net loss for the years ended December 31, 2019 and 2018.

Summary Financial Data

(in thousands)

	Successor	Combined Successor and Predecessor
	Year Ended December 31, 2019	Year Ended December 31, 2018

Revenues
New and pre-owned vehicles	$567,058	$538,129
Other	77,854	70,065
Total revenue	644,912	608,194

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	490,676	459,163
Adjustments to LIFO reserve	2,445	1,424
Other	19,612	15,941
Total cost of revenues (excluding depreciation and amortization)	512,733	476,528

Gross profit (excluding depreciation and amortization)	132,179	131,666

Transaction costs	865	3,898
Depreciation and amortization expense	10,813	9,416
Stock-based compensation expense	4,864	8,758
Selling, general, and administrative expenses	103,509	96,824
Income from operations	12,128	12,770
Other income/expenses
Gain on sale of property and equipment	11	2
Interest expense	(10,328)	(10,020)
Total other expense	(10,317)	(10,018)
Income before income tax expense	1,811	2,752
Income tax expense	(1,097)	(3,036)
Net income (loss)	$714	$(284)

Revenue

Revenue increased by approximately $36.7 million, or 6.0%, to $644.9 million from $608.2 million for the years ended December 31, 2019 and 2018, respectively.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $29.0 million, or 5.4%, to $567.1 million from $538.1 million for the years ended December 31, 2019 and 2018, respectively.

Revenue from new vehicle sales increased by approximately $19.6 million, or 5.9%, to $353.2 million from $333.6 million for the years ended December 31, 2019 and 2018, respectively. This was due to an increase in the number of new vehicle units sold from 4,319 to 4,652 which was driven by the acquisitions of three dealerships located in Tennessee, Minnesota, and The Villages, Florida (“New Locations”) since August 2018. This increase was offset by a decrease in the average unit selling price from $76,800 for the year ended December 31, 2018 as compared to $75,500 for the year ended December 31, 2019.

Revenue from pre-owned vehicle sales increased by approximately $9.2 million, or 4.5%, to $213.8 million from $204.6 million for the years ended December 31, 2019 and 2018, respectively. This was due to a 38% increase in wholesale revenue. Excluding the effect of wholesale sales, additionally there was an increase in the average revenue per unit sold from approximately $64,900 in 2018 to $65,500 per unit in 2019, offset by a slight decrease in units sold from 2,977 to 2,939 in 2019.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $7.8 million, or 11.1%, to $77.9 million from $70.1 million for the years ended December 31, 2019 and 2018, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $4.7 million, or 15.2%, to $35.6 million from $30.9 million for the years ended December 31, 2019 and 2018, respectively, primarily due to the Company’s New Locations.

Finance and insurance revenue increased by approximately $4.3 million, or 13.3%, to $36.7 million from $32.4 million for the years ended December 31, 2019 as compared to December 31, 2018, respectively, due to finance and insurance revenue at the Company’s New Locations. In addition, the Company has had improved penetration rates and per unit revenue on its finance and insurance products.

Campground and other revenue, which includes RV rental revenue, campground, restaurant, and consignment revenue decreased by approximately $1.2 million, or 17.9%, to $5.5 million from $6.7 million for the year ended December 31, 2019 as compared to December 31, 2018, respectively. The decrease is primarily due to the Company phasing out its rental operations over 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $0.5 million, or 0.4%, to $132.2 million from $131.7 million for the years ended December 31, 2019 and 2018, respectively. This increase was due to increased sales related to the Company’s New Locations. Gross margin was 20.5% and 21.6% for the years ended December 31, 2019 and 2018, respectively. The decrease was due to competitive pricing on new vehicles during the second half of 2019, and a decline in pre-owned motorized sales.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit decreased $2.6 million, or 3.3%, to $76.4 million from $79.0 million for the years ended December 31, 2019 and 2018, respectively. The decrease is primarily attributable to the decreased gross margin on new vehicles from late model year pricing competition.

Other Gross Profit

Other gross profit increased by $4.1 million, or 7.6% to $58.2 million from $54.1 million for the years ended December 31, 2019 and 2018 primarily due to increased finance and insurance revenues from the Company’s New Locations as well as increased penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation expense, and depreciation and amortization expense, increased 6.9% to $103.5 million during the year ended December 31, 2019, from $96.8 million during the year ended December 31, 2018. The increase in SG&A expenses was related to overhead associated with the New Locations acquired since August 2018. Stock-based compensation, a non-cash expense, decreased by $3.9 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense increased by approximately $0.3 million to $10.3 million from $10.0 million for the years ended December 31, 2019 and 2018, respectively. This was due to the increase in floor plan interest due to the increase in the outstanding floor plan balance from acquisitions. In addition, interest increased as a result of the interest expense from the sale leaseback transaction in Minnesota and notes payable associated with the acquisition of the New Locations since August 2018.

Income Taxes

Income tax expense decreased to $1.1 million during the year ended December 31, 2019 from income tax expense of $3.0 million during the same period of 2018, due to the decrease in book income. While book income decreased from December 31, 2018 to December 31, 2019, non-deductible expenses such as stock-based compensation resulted in significant increases to the Company’s effective tax rate. As book income approaches zero, the impact of each non-deductible item has a larger impact on the effective tax rate.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one time charges, and gain or loss on sale of property and equipment.

Reconciliations from Net Income (Loss) per the Consolidated Statements of Operations to EBITDA and Adjusted EBITDA for the years ended December 31, 2019 and 2018 are shown in the tables below.

	Successor	Combined Successor and Predecessor
	Years Ended December 31,
	2019	2018

EBITDA and Adjusted EBITDA
Net income (loss)	$714	$(284)
Interest expense, net	10,328	10,020
Depreciation and amortization of property and equipment	6,848	6,641
Amortization of intangible assets	3,965	2,775
Income tax expense	1,097	3,036
Subtotal EBITDA	22,952	22,188
Floor plan interest	(4,412)	(4,265)
LIFO adjustment	2,445	1,424
Transaction costs	865	3,898
Gain on sale of property and equipment	(11)	(2)
Impairment of retired rental units	439	-
Severance costs/Other	773	353
Stock-based compensation	4,864	8,758
Adjusted EBITDA	$27,915	$32,354

During 2019, the Company retired the RV rental units and moved the rental units to used inventory for sale. Upon transfer to used inventory, the carrying value of these units was adjusted to market value for similar units acquired by the Company for resale.

	Successor	Combined Successor and Predecessor
	Years Ended December 31,
	2019	2018

EBITDA margin and Adjusted EBITDA margin
Net income (loss)	0.1%	0.0%
Interest expense, net	1.6%	1.6%
Depreciation and amortization of property and equipment	1.1%	1.1%
Amortization of intangible assets	0.6%	0.5%
Income tax expense	0.2%	0.5%
Subtotal EBITDA margin	3.6%	3.6%
Floor plan interest	-0.7%	-0.7%
LIFO adjustment	0.4%	0.2%
Transaction costs	0.1%	0.6%
Gain on sale of property and equipment	0.0%	0.0%
Impairment of retired rental units	0.1%	0.0%
Severance costs/Other	0.1%	0.1%
Stock-based compensation	0.8%	1.4%
Adjusted EBITDA margin	4.3%	5.3%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)	Successor	Combined Successor and Predecessor
	Years Ended December 31,
	2019	2018
Net income (loss)	$714	$(284)
Non cash adjustments	13,958	18,357
Changes in operating assets and liabilities	24,250	(23,416)
Net cash provided (used in) by operating activities	38,922	(5,343)

Net cash used in investing activities	(19,406)	(96,570)
Net cash (used in) provided by financing activities	(14,661)	113,741
Net increase in cash	$4,855	$11,828

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $38.9 million during the year ended December 31, 2019, compared to cash used in operating activities of approximately $5.3 million for the year ended December 31, 2018. Net income increased by approximately $1.0 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. Adjustments for non-cash expenses, included in net income, decreased $4.4 million to $14.0 million for the year ended December 31, 2019. During the year ended December 31, 2019, there was approximately $24.3 million of cash provided by changes in operating assets and liabilities as compared to $23.4 million of cash used due to changes in operating assets and liabilities during the year ended December 31, 2018. The fluctuations in assets and liabilities were primarily due to the decrease in inventory of $21.5 million during the year ended December 31, 2019, excluding the impact of the August 2019 acquisition in The Villages, Florida, as the Company managed same store inventories down from highs as of December 31, 2018.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $19.4 million during the year ended December 31, 2019, compared to approximately $96.6 million for the year ended December 31, 2018. During 2019, the company used net cash of approximately $2.6 million for the purchase of Alliance Coach, Inc. in The Villages, Florida. In addition, the Company made purchases of property and equipment of approximately $16.9 million which included land and development purchases near Houston, Texas and Nashville, Tennessee. During 2018, the Company used net cash of approximately $92.3 million for the acquisition of Lazy Days’ R.V. Center, Inc., Shorewood RV Center, and Tennessee RV. In addition, there were purchases of property and equipment of approximately $4.3 million.

Net Cash from Financing Activities

The Company used cash in financing activities of approximately $14.7 million during the year ended December 31, 2019, compared to net cash provided by financing activities of approximately $113.7 million for the year ended December 31, 2018. During the year ended December 31, 2019, the Company made net repayments on the M&T Floor Plan Line of Credit of $11.2 million. During the year ended December 31, 2018, the Company raised net proceeds of $90.4 million through the PIPE offering through the issuance of common stock, Series A Convertible Preferred Stock, and warrants. The Company paid dividends of $2.6 million during the year ended December 31, 2018 on the Series A Convertible Preferred Stock. During the year ended December 31, 2018, the Company also received net proceeds of approximately $20.0 million from the proceeds of a new term loan with M&T Bank which was offset by the repayment of approximately $8.8 million of long-term debt with Bank of America. During 2018, the Company repaid $2.2 million of the new term loan with M&T Bank. The Company also repaid $96.7 million in floor plan notes payable to Bank of America and received net proceeds of $123.6 million from the new floor plan loan with M&T Bank. The Company also made net repayments to Bank of America of $12.3 million during the Predecessor Period (as defined below) prior to the Merger. In addition, the Company entered into a new sales leaseback transaction which resulted in proceeds from the resulting financing liability of approximately $5.6 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses. The company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet it liquidity needs through 2020.

As of December 31, 2019, the Company had liquidity of approximately $31.5 million in cash and had working capital of approximately $36.9 million.

Capital expenditures include expenditures to extend the useful life of current facilities, purchases of new capital assets and construction, and to expand operations. For the years ended December 31, 2019 and 2018, the Company invested approximately $16.9 million and $4.3 million in capital expenditures, respectively.

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

As of December 31, 2019, there was $144.1 million outstanding under the M&T Floor Plan Line of Credit and $14.9 million outstanding under the M&T Term Loan.

Off-Balance Sheet Arrangements

As of December 31, 2019, there were no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

The historical financial information of Andina, which was a special purpose acquisition company prior to the business combination, has not been reflected in the Predecessor Period financial statements as these historical amounts have been considered immaterial. Accordingly, no other activity in the Company was reported in the Predecessor Period other than the activity of Lazydays RV.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (Accounting Standards Codification (“ASC”) 606 (“ASC 606”). The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the new revenue recognition standard at the beginning of the first quarter of fiscal 2019 using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of December 31, 2018. Based on the evaluation, the Company did not identify customer contracts which will require different recognition under the new guidance.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations.

Revenue from the sale of vehicle contracts is recognized at a point in time on delivery, transfer of title and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related service is recognized in other revenue in the accompanying consolidated statements of operations.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations. Campground revenue is also recognized over the time period of use of the campground.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an estimated allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there may be an element of risk associated with these revenue streams.

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

Item 8.	Financial Statements and Supplementary Data

Lazydays Holdings, Inc.

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-2

Consolidated Statements of Operations for the Year ended December 31, 2019 (Successor), the Period from March 15, 2018 to December 31, 2018 (Successor), and the Period from January 1, 2018 to March 14, 2018 (Predecessor)	F-4

Consolidated Statements of Stockholders’ Equity for the Year ended December 31, 2019 (Successor), the Period from March 15, 2018 to December 31, 2018 (Successor), and the Period from January 1, 2018 to March 14, 2018 (Predecessor)	F-5

Consolidated Statements of Cash Flows for the Year ended December 31, 2019 (Successor), the Period from March 15, 2018 to December 31, 2018 (Successor), and the Period from January 1, 2018 to March 14, 2018 (Predecessor)	F-7

Notes to Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazydays Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2019 and December 31, 2018, the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the year ended December 31, 2019 (Successor), for the period from March 15, 2018 to December 31, 2018 (Successor), and for the period from January 1, 2018 to March 14, 2018 (Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2019 (Successor), for the period from March 15, 2018 to December 31, 2018 (Successor) and for the period from January 1, 2018 to March 14, 2018 (Predecessor), in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017

Melville, NY
March 20, 2020

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31,	December 31,
	2019	2018

ASSETS
Current assets
Cash	$31,458	$26,603
Receivables, net of allowance for doubtful accounts of $382 and $687 at December 31, 2019 and December 31, 2018, respectively	16,025	16,967
Inventories	160,864	167,378
Income tax receivable	326	2,630
Prepaid expenses and other	2,999	3,166
Total current assets	211,672	216,744

Property and equipment, net	86,876	78,043
Goodwill	38,979	36,762
Intangible assets, net	68,854	70,189
Other assets	255	358
Total assets	$406,636	$402,096

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31,	December 31,
	2019	2018

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$23,855	$22,599
Income taxes payable	-	-
Dividends payable	-	1,210
Floor plan notes payable, net of debt discount	143,949	143,469
Financing liability, current portion	936	714
Long-term debt, current portion	5,993	4,408
Total current liabilities	174,733	172,400

Long term liabilities
Financing liability, non-current portion, net of debt discount	63,557	60,533
Long term debt, non-current portion, net of debt discount	15,573	19,013
Deferred tax liability	16,450	18,717
Total liabilities	270,313	270,663

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2019 and December 31, 2018; liquidation preference of $65,910 and $61,210 as of December 31, 2019 and December 31, 2018, respectively	60,893	54,983

Stockholders’ Equity

Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,506,666 and 8,471,608 shares issued and 8,428,666 and 8,471,608 shares outstanding at December 31, 2019 and December 31, 2018, respectively	-	-
Additional paid-in capital	79,186	80,606
Treasury stock, 78,000 shares, at cost	(314)
Accumulated deficit	(3,442)	(4,156)

Total stockholders’ equity	75,430	76,450
Total liabilities and stockholders’ equity	$406,636	$402,096

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

	Successor		Predecessor
	For the year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Revenues
New and pre-owned vehicles	$567,058	$419,018	$119,111
Other	77,854	55,237	14,828
Total revenues	644,912	474,255	133,939

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of $2,445, $1,276 and $148, respectively)	493,121	358,757	101,830
Other	19,612	12,894	3,047
Total cost applicable to revenue	512,733	371,651	104,877

Transaction costs	865	3,460	438
Depreciation and amortization	10,813	8,204	1,212
Stock-based compensation	4,864	8,618	140
Selling, general, and administrative expenses	103,509	74,624	22,200
Income from operations	12,128	7,698	5,072
Other income/expenses
Gain on sale of property and equipment	11	1	1
Interest expense	(10,328)	(8,001)	(2,019)
Total other expense	(10,317)	(8,000)	(2,018)
Income (loss) before income tax expense	1,811	(302)	3,054
Income tax expense	(1,097)	(2,318)	(718)
Net income (loss)	$714	$(2,620)	$2,336
Dividends on Series A Convertible Preferred Stock	(5,910)	(3,845)
Deemed dividend on Series A Convertible Preferred Stock	-	(3,392)
Net loss attributable to common stock and participating securities	$(5,196)	$(9,857)

Succesor EPS:
Basic and diluted loss per share	$(0.53)	$(1.02)
Weighted average shares outstanding - basic and diluted	9,781,870	9,668,250

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

(SUCCESSOR)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIODS FROM MARCH 15, 2018 THROUGH DECEMBER 31, 2018 AND FOR THE YEAR ENDED DECEMBER 31, 2019

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at March 15, 2018	1,872,428	$-	-	$-	$6,139	$(1,536)	$4,603
Conversion of Andina rights into shares of Lazydays Holdings, Inc.	615,436	-	-	-	-	-	-
Reclassification shares of Andina common stock subject to redemption	472,571	-	-	-	4,910	-	4,910
Issuance of common stock and warrants in PIPE transaction, net	2,653,984	-	-	-	32,718	-	32,718
Issuance of shares in acquisition of Lazy Days’ R.V. Center, Inc.	2,857,189	-	-	-	29,400		29,400
Beneficial conversion feature of Series A convertible preferred stock	-	-	-	-	3,392	-	3,392
Deemed dividend related to immediate accretion of beneficial conversion	-	-	-	-	(3,392)	-	(3,392)
Issuance of warrants issued to Series A preferred stockholders and placement agent	-	-	-	-	2,666	-	2,666
Stock-based compensation	-	-	-	-	8,618	-	8,618
Dividends on Series A preferred stock	-	-	-	-	(3,845)	-	(3,845)
Net loss	-	-	-	-	-	(2,620)	(2,620)
Balance at December 31, 2018	8,471,608	$-	-	$-	$80,606	$(4,156)	$76,450
Stock-based compensation	-	-	-	-	4,864	-	4,864
Repurchase of unit purchase options	-	-	-	-	(500)	-	(500)
Repurchase of treasury stock	-	-	78,000	(314)	-	-	(314)
Shares issued pursuant to the Employee Stock Purchase Plan	35,058		-	-	126	-	126
Dividends on Series A preferred stock	-	-	-	-	(5,910)	-	(5,910)
Net income	-	-	-	-	-	714	714
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$79,186	$(3,442)	$75,430

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

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	Successor		Predecessor
	For the year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018

Cash Flows From Operating Activities
Net income (loss)	$714	$(2,620)	$2,336
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	4,864	8,618	140
Bad debt expense	339	816	-
Depreciation and amortization of property and equipment	6,848	5,583	1,058
Amortization of intangible assets	3,965	2,621	154
Amortization of debt discount	220	377	136
Gain on sale of property and equipment	(11)	(1)	(1)
Deferred income taxes	(2,267)	(1,774)	630
Changes in operating assets and liabilities:
Receivables	629	(2,686)	5,143
Inventories	21,477	(18,896)	1,435
Prepaid expenses and other	291	(479)	44
Income tax receivable/payable	2,304	(593)	(3,573)
Other assets	103	(157)	18
Accounts payable, accrued expenses and other current liabilities	(554)	(6,135)	2,463

Total Adjustments	38,208	(12,706)	7,647

Net Cash Provided By (Used In) Operating Activities	38,922	(15,326)	9,983

Cash Flows From Investing Activities
Cash paid for acquisitions	(2,568)	(101,478)	-
Cash acquired in the purchase of Lazy Days’ R.V. Center, Inc.	-	9,188	-
Proceeds from sales of property and equipment	37	41	-
Purchases of property and equipment	(16,875)	(3,627)	(694)

Net Cash Used In Investing Activities	(19,406)	(95,876)	(694)

Cash Flows From Financing Activities
Net (repayments)/borrowings under M&T bank floor plan	(11,151)	123,619	-
Repayment of Bank of America floor plan	-	(96,740)	-
Net repayments under floor plan with Bank of America	-	-	(12,272)
Repayments under long term debt with Bank of America	-	(8,820)	(310)
Borrowings under long term debt with M&T bank	-	20,000	-
Repayment of long term debt with M&T bank	(2,900)	(2,176)	-
Net proceeds from the issuance of Series A preferred stock and warrants	-	57,650	-
Net proceeds from the issuance of common stock and warrants	-	32,719	-
Proceeds from financing liability	3,972	5,584	-
Repayments of financing liability	(730)	(430)	(144)
Payment of dividends on Series A preferred stock	(1,210)	(2,635)	-
Repurchase of Unit Purchase Options	(500)	-	-
Repurchase of treasury stock	(314)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	126
Repayments of notes payable to Andina related parties	-	(761)	-
Repayments of acquisition notes payable	(1,930)	(183)	-
Payment of contingent liability - RV America acquisition	-	-	(667)
Loan issuance costs	(24)	(693)	-

Net Cash (Used In) Provided by Financing Activities	(14,661)	127,134	(13,393)

Net Increase (Decrease) In Cash	4,855	15,932	(4,104)

Cash - Beginning	26,603	10,671	13,292

Cash - Ending	$31,458	$26,603	$9,188

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

	Successor		Predecessor
	For the year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$10,120	$7,541	$2,182
Cash paid during the period for income taxes net of refunds received	$1,061	$4,706	$3,587

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$2,792	$598	$89
Conversion of Andina redeemable common stock to
common stock of Lazydays Holdings, Inc.	$-	$4,910	$-
Fixed assets purchased with accounts payable	$1,546	$818	$-
Rental equipment purchased under floor plan	$-	$-	$2,911
Accrued dividends on Series A Preferred Stock	$5,910	$1,210	$-
Beneficial conversion feature on Series A Preferred Stock	$-	$3,392	$-
Warrants issued to Series A Preferred stockholders and investment bank	$-	$2,666	$-
Common stock issued to former stock holders of Lazy Days’ R.V. Center, Inc.	$-	$29,400	$-
Notes payable incurred in acquisitions	$3,045	$5,820	$-
Net assets acquired in acquisitions	$5,613	$21,034	$-
Net assets acquired in the acquisition of Lazy Days’ R.V. Center, Inc.	$-	$106,391	$-

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in seven locations including two in the state of Florida, two in the state of Colorado, one in the state of Arizona, one in the state of Tennessee and one in the state of Minnesota. Lazydays RV also has a dedicated service center location near Houston, Texas which opened in February 2020. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, and sells related parts and accessories. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Successor

The consolidated financial statements for the year ended December 31, 2019 and the period from March 15, 2018 to December 31, 2018 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, Lazydays of Minneapolis LLC, LDRV of Tennessee LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Corp of Nashville LLC, and LDRV of Nashville LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor

The consolidated financial statements for the period from January 1, 2018 to March 14, 2018 include the accounts of Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Arizona, LLC, Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile Hi RV, LLC (collectively, the “Predecessor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Predecessor and Successor Periods

As a result of the Mergers, Holdings is the acquirer for accounting purposes and Lazydays RV is the acquiree and the accounting predecessor. The financial statement presentation distinguishes the results into two distinct periods, the period up to March 14, 2018, the day before the mergers were consummated (the “Acquisition Date”) (“Predecessor Periods”) and the period including and after that date (the “Successor Period”). The Mergers were accounted for as a business combination using the acquisition method of accounting and the Successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Cash consists of business checking accounts with its banks, the first $250 of which is insured by the Federal Deposit Insurance Corporation. There are no cash equivalents as of December 31, 2019 and 2018.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (Accounting Standards Codification (“ASC”) 606 (“ASC 606”). The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the new revenue recognition standard at the beginning of the first quarter of fiscal 2019 using the modified retrospective method of adoption and applied the guidance to those contracts that were not completed as of December 31, 2018. Based on the evaluation, the Company did not identify customer contracts which will require different recognition under the new guidance.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations. The following table represents the Company’s disaggregation of revenue:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018

New vehicles revenue	$353,228	$259,730	$73,831
Preowned vehicle revenue	213,830	159,288	45,280
Parts, accessories, and related services	35,607	24,791	6,121
Finance and insurance revenue	36,698	25,588	6,861
Campground, rental, and other revenue	5,549	4,858	1,846
	$644,912	$474,255	$133,939

Revenue from the sale of vehicle contracts is recognized at a point in time on delivery, transfer of title and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related service is recognized in other revenue in the accompanying consolidated statements of operations.

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations. Campground revenue is also recognized over the time period of use of the campground.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the addition to the charge-back allowance, which is included in other revenue as follows:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018

Gross finance and insurance revenues	$41,169	$27,926	$7,483
Additions to charge-back allowance	(4,471)	(2,338)	(622)
Net Finance Revenue	$36,698	$25,588	$6,861

The Company has an accrual for charge-backs which totaled $4,221 and $3,252 at December 31, 2019 and December 31, 2018, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 9 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the year ended December 31, 2019, substantially all of the contract liabilities as of December 31, 2018 were recognized in revenue.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the consolidated statements of operations.

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the year ended December 31, 2019, shipping and handling included as a component of revenue were $2,284. For the period from March 15, 2018 to December 31, 2018, shipping and handling included as a component of revenue were $1,896. For the period from January 1, 2018 to March 14, 2018 shipping and handling costs included as a component of revenue were $603.

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

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $3,719 and $1,275 as of December 31, 2019 and 2018, respectively.

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

Successor

Useful lives range from 2 to 39 years for buildings and improvements and from 2 to 12 years for vehicles and equipment.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all our reporting units and perform a detailed quantitative test of impairment (Step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis, (Step 2) to measure such impairment. At December 31, 2019, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified at December 31, 2019.

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

Financing Costs

Debt financing costs are recorded as a debt discount and are amortized over the term of the related debt. Amortization of debt discount included in interest expense was $220 for the year ended December 31, 2019 and $377 for the period from March 15, 2018 to December 31, 2018. Amortization of debt discount included in interest expense was $136 for the period from January 1, 2018 to March 14, 2018.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Management believes no impairment of long-lived assets existed as of December 31, 2019 and 2018.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2019 and 2018 because of the relatively short maturities of these instruments. The carrying amount of the Company’s bank debt approximates fair value as of December 31, 2019 and 2018 because the debt bears interest at a rate that approximates the current market rate at which the Company could borrow funds with similar maturities.

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

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the consolidated statements of operations.

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

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Successor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018

(Dollars in thousands - except per share and per share amounts)
Distributed earnings allocated to common stock	$-	$-
Undistributed loss allocated to common stock	(5,196)	(9,857)
Net loss allocated to common stock	(5,196)	(9,857)
Net earnings allocated to participating securities	-	-
Net loss allocated to common stock and participating securities	$(5,196)	$(9,857)

Weighted average shares outstanding for basic earnings per common share	9,781,870	9,668,250
Dilutive effect of warrants and options	-	-
Weighted average shares outstanding for diluted earnings per common share	9,781,870	9,668,250

Basic loss per common share	$(0.53)	$(1.02)
Diluted loss per common share	$(0.53)	$(1.02)

During the Successor Period for the year ended December 31, 2019 and the period from March 15, 2018 to December 31, 2018, the denominator of the basic and dilutive EPS was calculated as follows:

	Year ended December 31, 2019	March 15, 2018 to December 31, 2018

Weighted average outstanding common shares	8,442,371	8,471,608
Weighted average shares held in escrow	-	(142,857)
Weighted average prefunded warrants	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,781,870	9,668,250

For the Successor Period for the year ended December 31, 2019 and the period from March 15, 2018 to December 31, 2018, the following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year ended December 31, 2019	March 15, 2018 to December 31, 2018
Shares underlying Series A Convertible Preferred Stock	5,962,733	5,962,733
Shares underlying warrants	4,677,458	4,677,458
Stock options	3,798,818	3,658,421
Shares issuable under the Employee Stock Purchase Plan	49,300	-
Shares underlying unit purchase options	-	657,142
Share equivalents excluded from EPS	14,488,309	14,955,754

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $12,083 for the year ended December 31, 2019 and $8,663 for the period from March 15, 2018 to December 31, 2018 (Successor Period). Advertising and promotion charges were $2,624 for the Predecessor period from January 1, 2018 to March 14, 2018.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the year ended December 31, 2019, four major manufacturers accounted for 33.9%, 20.5%, 20.2% and 14.7% of RV purchases. During the Successor period from March 15, 2018 to December 31, 2018, four major manufacturers accounted for 30.5%, 27.4%, 17.3% and 16.8% of RV purchases. During the Predecessor Period from January 1, 2018 to March 14, 2018, four major manufacturers accounted for 36.1%, 21.4%, 18.2%, and 16.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida locations and the Colorado locations, which generate greater than 10% of revenues, were as follows:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018

Florida	68%	71%	81%
Colorado	14%	19%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net (loss) income.

Leases

For operating leases, rent is recognized on a straight-line basis over the expected lease term, including cancellable option periods where the Company is reasonably assured to exercise the options. Differences between amounts paid and amounts expensed are recorded as deferred rent. Capital leases are recorded as an asset and an obligation at an amount equal to the present value of the future minimum lease payments during the lease term. Sale-leasebacks are transactions through which assets are sold at fair value and subsequently leased back from the buyer. Failed sale-leaseback transactions result in retention of the “sold” assets within property and equipment, with a financing lease obligation equal to the amount of proceeds received recorded as a financing liability, on the accompanying consolidated balance sheets.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to December 31, 2019 through the date these consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements.

On March 6, 2020, the Company amended its existing debt agreement with Manufacturers and Traders Trust Company (“M&T Bank”) to finance the previously incurred development expenditures with the addition of a $6.1 million mortgage. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and interest payments become due.

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC for approximately $5 million. The Company has entered a lease agreement with the buyer with lease payments to commence upon completion of planned construction expected to total $17 million including land, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC.

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

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. ASU 2016-02 will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The new standard requires a modified-retrospective approach to adoption and is effective for interim and annual periods beginning after December 15, 2020 for emerging growth companies. In July 2018, the FASB further amended this standard to allow for a new transition method that offers the option to use the effective date as the date of initial application. We intend to elect this alternative transition method and therefore will not adjust comparative-period financial information. In addition, we intend to elect the package of practical expedients permitted under the transition guidance of the new standard to not reassess prior conclusions related to contracts that are or that contain leases, lease classification and initial direct costs. We do not expect that this standard will have a material impact on our Consolidated Statements of Operations. The primary effect of adoption will be the requirement to record the present value of lease liabilities for current operating leases and corresponding right-of-use (ROU) assets. Upon early adoption on January 1, 2020, we estimate we will have additional liabilities ranging from $15 million to $20 million with corresponding ROU assets of a similar amount for lease agreements in effect as of December 31, 2019. The actual impact will depend on our lease portfolio at the time of adoption. We are currently documenting processes and establishing internal controls to properly track, record and account for our lease portfolio. The new standard also provides practical expedients for the ongoing accounting. We also currently expect to elect the practical expedient to not separate lease and non-lease components for most of our asset classes.

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

NOTE 3 – BUSINESS COMBINATIONS

Lazy Days’ R.V. Center, Inc.

On March 15, 2018, the Company consummated the Mergers. Under the Merger Agreement, upon consummation of the Redomestication Merger, (i) each ordinary share of Andina was exchanged for one share of common stock of Holdings (“Holdings Shares”), except that holders of ordinary shares of Andina sold in its initial public offering (“public shares”) were entitled to elect instead to receive a pro rata portion of Andina’s trust account, as provided in Andina’s charter documents, (ii) each Andina IPO right (4,310,000 at March 15, 2018 prior to the Mergers) entitled the holder to receive one-seventh of a Holdings Share and (iii) each Andina warrant (4,310,000 at March 15, 2018) entitled the holder to purchase one-half of one Holdings Share at a price of $11.50 per whole share. Upon consummation of the Transaction Merger, the Lazydays RV’s stockholders received their pro rata portion of: (i) 2,857,189 Holdings Shares; and (ii) $86,741 in cash, subject to adjustments based on the Predecessor’s finalization of working capital and debt as of closing and also subject to any such Holdings Shares and cash that was issued and paid to the Predecessor’s option holders and participants under the transaction incentive plan (the “Transaction Incentive Plan”). During the Successor period, the Company received $563 as a result of the settlement of the working capital adjustment and the amount was reflected as an adjustment to goodwill.

Cash	$9,188
Receivables	14,768
Inventories	124,354
Prepaid expenses and other	4,754
Property and equipment	73,642
Intangible assets	68,200
Other assets	200
Total assets acquired	295,106

Accounts payable, accrued expenses and other current liabilities	26,988
Floor plan notes payable	95,663
Financing liability	56,000
Deferred tax liability	20,491
Long-term debt	8,781
Total liabilities assumed	207,923

Net assets acquired	$87,183

The fair value of the consideration paid was as follows:

Purchase Price:
Cash consideration paid	$86,178

Common stock issued to former stockholders, option holders, and bonus recipients of Lazy Days’ R.V. Center, Inc.	29,400
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

Acquisitions of Dealerships

On August 7, 2018, the Company consummated its asset purchase agreement with Shorewood RV Center (“Shorewood”). The Company simultaneously entered into a real estate purchase agreement with the owners of Shorewood for the land and building at the Shorewood location. The purchase price consisted of cash and a note payable to the seller of Shorewood, subject to a final working capital adjustment. The note payable is a three year note which matures on August 7, 2021, which requires monthly payments of $52 in principal and interest. The note bears interest at 4.75% per year. As part of the acquisition, the Company acquired the inventory of Shorewood and has added the inventory to the M&T Floor Plan Line of Credit (as defined in Note 10). The Company entered into a sales arrangement with a third party for the assets purchased in the real estate purchase agreement and simultaneously leased the property back from the third party.

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

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Shorewood RV Center, Tennessee RV and Alliance constituted a business. As a result, the Company determined its allocation of the fair value of the assets acquired and the liabilities assumed for Shorewood RV Center, Tennessee RV and its preliminary allocation for Alliance as follows:

	2019	2018

Inventories	$12,171	$23,530
Accounts receivable and prepaid expenses	53	378
Property and equipment	77	6,175
Intangible assets	2,630	4,610
Total assets acquired	14,931	34,693

Accounts payable, accrued expenses and other current liabilities	243	719
Floor plan notes payable	11,434	21,163
Total liabilities assumed	11,677	21,882

Net assets acquired	$3,254	$12,811

The fair value of consideration paid was as follows:

Purchase Price:	2019	2018
Cash consideration paid	$2,568	$15,300
Amounts due (from) to former owners	(107)	24
Note payable issued to former owners	3,045	5,820
	$5,506	$21,144

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from the Shorewood RV Center, Tennessee RV and Alliance. Goodwill associated with the transaction is detailed below:

	2019	2018
Total consideration	$5,506	$21,144
Less net assets acquired	3,254	12,811
Goodwill	$2,252	$8,333

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings during 2018.

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

The Company recorded approximately $91.2 million in revenue and $3.9 million in net income prior to income taxes during the year ended December 31, 2019 related to these acquisitions. The Company recorded approximately $9.0 million in revenue and ($0.1 million) in net loss prior to income taxes during the period from March 15, 2018 to December 31, 2018 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the Mergers and the purchase of Shorewood RV Center, Tennessee RV and Alliance had been consummated on January 1, 2018.

	For the year ended December 31,
	2019	2018
Revenue	$676,900	$715,965
Income before income taxes	$1,960	$8,234
Net (loss) income	$832	$3,776

The Company adjusted the combined (loss) income of Lazydays RV with Andina, Shorewood, Tennessee RV and Alliance and adjusted net (loss) income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the purchase price allocation for Andina, Shorewood, and Tennessee RV and the preliminary purchase price allocation for Alliance to determine pro forma net (loss) income.

Goodwill that is deductible for tax purposes was determined to be $15,406.

NOTE 4 – RECEIVABLES, NET

Receivables consist of the following:

	Successor
	As of	As of
	December 31, 2019	December 31, 2018

Contracts in transit and vehicle receivables	$11,544	$12,291
Manufacturer receivables	3,539	3,823
Finance and other receivables	1,324	1,540
	16,407	17,654
Less: Allowance for doubtful accounts	(382)	(687)
	$16,025	$16,967

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenues.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	Successor
	As of	As of
	December 31, 2019	December 31, 2018

New recreational vehicles	$124,096	$129,361
Pre-owned recreational vehicles	36,639	34,905
Parts, accessories and other	3,848	4,387
	164,583	168,653
Less: excess of current cost over LIFO	(3,719)	(1,275)
	$160,864	$167,378

During 2019, the Company retired the RV rental units and moved the rental units to used inventory for sale. Upon transfer to used inventory, the carrying value of these units was adjusted to market value for similar units acquired by the Company for resale.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Successor
	As of	As of
	December 31, 2019	December 31, 2018

Land	$22,496	$15,555
Building and improvements including leasehold improvements	62,206	55,761
Furniture and equipment	6,747	5,044
Company vehicles and rental units	747	4,856
Construction in progress	5,603	2,359
	97,799	83,575
Less: Accumulated depreciation and amortization	(10,923)	(5,532)

	$86,876	$78,043

Depreciation and amortization expense is set forth in the table below:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Depreciation	$6,848	$5,583	$1,058

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$35,800	$5,180	$30,620	$33,400	$2,015	$31,385
Customer relationships	9,540	1,406	8,134	9,310	606	8,704
	45,340	6,586	38,754	42,710	2,621	40,089
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	30,100	-	30,100
	$75,440	$6,586	$68,854	$72,810	$2,621	$70,189

Amortization expense is set forth in the table below:

	Successor		Predecessor
	January 1, 2019 to December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Amortization	$3,965	$2,621	$154

Estimated future amortization expense is as follows:

Years ending
2020	$4,187
2021	4,187
2022	4,187
2023	4,187
2024	4,187
Thereafter	17,819
$38,754

As of December 31, 2019, the weighted average remaining amortization period was 9.6 years.

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

On August 7, 2018, the Successor sold certain land, building and improvements for $5,350 and is leasing back the property from the purchaser over a non-cancellable period of 20 years (See Note 3 – Business Combinations). The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.9%. At the conclusion of the 20-year lease period, the financing liability residual will be $1,780, which will correspond to the carrying value of the land. As part of the lease, the Company could have drawn up to $5,000 from the lessor through September 30, 2019 to pay for certain improvements on the premises. As of December 31, 2019, the Company drew $4,206 to make such improvements. Repayments on advances are made over the term of the lease and are factored into the calculation of the outstanding financing liability. Annual payments are made at a rate of the amount of the outstanding advance multiplied by an advance rate of 8%.

The financing liabilities, net of debt discount, is summarized as follows:

	As of	As of
	December 31, 2019	December 31, 2018
Financing liability	$64,568	$61,324
Debt discount	(75)	(77)
Financing liability, net of debt discount	64,493	61,247
Less: current portion	936	714
Financing liability, non-current portion	$63,557	$60,533

The future minimum payments required by the arrangements are as follows:

Years ending December 31,	Principal	Interest	Total Payments
2020	936	4,700	5,636
2021	1,124	4,626	5,750
2022	1,327	4,537	5,864
2023	1,549	4,433	5,982
2024	1,790	4,311	6,101
Thereafter	45,062	33,498	78,560
	$51,788	$56,105	$107,893

For the year ended December 31, 2019, the Company made interest payments of $4,655 and principal payments of $730. For the period from March 15, 2018 to December 31, 2018, the Successor made interest payments of $3,236 and principal payments of $430. For the period from January 1, 2018 to March 14, 2018, the Predecessor made interest payments of $1,020 and principal payments of $144.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of	As of
	December 31 2019	December 31, 2018
Accounts payable	$11,231	$10,642
Other accrued expenses	3,392	3,577
Customer deposits	2,267	2,511
Accrued compensation	2,388	2,164
Accrued charge-backs	4,221	3,252
Accrued interest	356	453
Total	$23,855	$22,599

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

As of December 31, 2019, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of December 31, 2019, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $4,446 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. The interest rate in effect as of December 31, 2019 was 3.80%. Principal payments become due upon the sale of the vehicle. Additionally, principal payments are required to be made once the vehicle reaches a certain number of days on the lot. The average outstanding principal balance was $114,008 and the related floor plan interest expense was $4,412.

The M&T Floor Plan Line of Credit consists of the following as of December 31, 2019 and 2018:

	As of December 31, 2019	As of December 31, 2018
Floor plan notes payable, gross	$144,133	$143,885
Debt discount	(184)	(416)
Floor plan notes payable, net of debt discount	$143,949	$143,469

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company will pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The interest rate in effect at December 31, 2019 was 4.25%.

Long-term debt consists of the following as of December 31, 2019 and 2018:

	As of December 31, 2019			As of December 31, 2018
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan	$14,925	$(47)	$14,878	$17,825	$(42)	$17,783
Acquisition notes payable (See Note 3)	6,688	-	6,688	5,638	-	5,638
Total long-term debt	21,613	(47)	21,566	23,463	(42)	23,421
Less: current portion	5,993	-	5,993	4,408	-	4,408
Long term debt, non-current	$15,620	$(47)	$15,573	$19,055	$(42)	$19,013

Future maturities of long term debt are as follows:

Future Maturities of Long Term Debt

Years ending December 31,
2020	5,993
2021	14,526
2022	1,094
Total	$21,613

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the Successor period ended December 31, 2019, there were no outstanding borrowings under the M&T Revolver. The M&T Revolver also includes a $1,000 Letter of Credit Sublimit which decreases the availability of the line. As of December 31, 2019, there were $162 outstanding letters of credit. As a result, there was $4,838 available under the M&T Revolver.

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

The second of the two facilities under the BOA Credit Agreement was a $7,000 revolving line of credit. The revolving line of credit carried interest at LIBOR plus 3.5% per annum and had no minimum payment requirements. The revolver was no longer available upon the change to M&T bank on March 15, 2018.

NOTE 11 – INCOME TAXES

The components of the Company’s income tax expense (benefit) are as follows:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Current:
Federal	$2,699	$3,483	$85
State	664	609	3
	3,363	4,092	88

Deferred:
Federal	(1,746)	(1,738)	460
State	(520)	(36)	170
	(2,266)	(1,774)	630
Income tax expense	$1,097	$2,318	$718

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2019 and 2018) to the Company’s income tax expense is as follows:

	Successor				Predecessor
	Year Ended December 31, 2019		March 15, 2018 to December 31, 2018		January 1, 2018 to March 14, 2018
	Amount	%	Amount	%	Amount	%
Income taxes at statutory rate	$380	21.0%	$(59)	21.0%	$635	21.0%
Non-deductible expense	43	2.4%	35	-12.4%	10	0.3%
State income taxes, net of federal tax effect	(75)	-4.2%	500	-177.4%	110	3.6%
Transaction costs	(61)	-3.4%	623	-221.3%	578	18.9%
Stock-based compensation and officer compensation	824	43.0%	1,248	-442.7%	(241)	-7.9%
Long-term incentive plan	-	0.0%	-	0.0%	(412)	-13.5%
Effect of increase in statutory rate for current year	-	0.0%	-	0.0%	-	0.0%
Tax rate adjustments	-	0.0%	-	0.0%	-	0.0%
Other credits and changes in estimate and true ups	(14)	1.8%	(29)	10.6%	38	1.3%
Income tax expense	$1,097	60.6%	$2,318	-822.2%	$718	23.7%

Due to limitations on the deductibility of compensation under Section 162(m) stock-based compensation expense attributable to certain employees has been treated as a permanent difference in the calculation of tax expense for the Successor Period. The Company does not expect that these expenses will be deductible on the estimated exercise date of the awards. As such, no deferred tax asset has been established related to these amounts.

Deferred tax assets and liabilities were as follows:

	As of	As of
	December 31,	December 31,
	2019	2018
Deferred tax assets:
Accounts receivable	$96	$173
Accrued charge-backs	1,063	821
Other accrued liabilities	166	407
Goodwill	-	-
Financing liability	16,247	15,463
Transaction costs	-	-
Stock based compensation	894	676
Other, net	262	192
	18,728	17,732
Deferred tax liabilities:
Prepaid expenses	(271)	(370)
Goodwill	(370)	(115)
Inventories	(4,702)	(4,939)
Property and equipment	(15,457)	(16,027)
Intangible assets	(14,378)	(14,998)
	(35,178)	(36,449)

Net deferred tax (liabilities)/assets	$(16,450)	$(18,717)

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company is subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, and Tennessee. The Company is no longer subject to the examination by Federal and state taxing authorities for years prior to 2016 with the exception of Florida which has completed its examinations through December 31, 2017 with no additional taxes due. The Company recognizes interest and penalties related to income tax matters in income tax (benefit) expense. Interest and penalties recorded in the statements of operations for the periods presented were insignificant.

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

On December 18, 2019, pursuant to the Company’s stock repurchase program, the Company repurchased 75,000 shares of common stock from B. Luke Weil for $302 including broker fees. (See Note 16-Stockholders’ Equity)

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, the Company makes discretionary matching contributions to employees’ 401(k). The Company made contributions to the Plan of $785 for the year ended December 31, 2019 and $676 during the period from March 15, 2018 to December 31, 2018. The Predecessor made contributions to the Plan of $179 during the period from January 1, 2018 to March 14, 2018.

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

The employment agreements provide that if the CEO is terminated for any reason, he is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to (i) two times base salary and average bonus for the CEO and (ii) one times base salary and average bonus for the former CFO.

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

Rent expense associated with operating leases was as follows:

	Successor		Predecessor
	Year ended December 31, 2019	March 15, 2018 to December 31, 2018	January 1, 2018 to March 14, 2018
Rent expense	$4,232	$2,426	$626

Future minimum rent payments under operating leases are as follows:

Years ending December 31,
2020	3,757
2021	2,247
2022	1,872
2023	1,717
2024	1,081
Thereafter	2,898
Total	$13,572

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

The Series A Preferred Stock, while convertible into common stock, is also redeemable at the holder’s option and, as a result, is classified as temporary equity in the consolidated balance sheets. An analysis of its features determined that the Series A Preferred Stock was more akin to equity. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and it was not accounted for as a derivative liability under ASC 815, Derivatives and Hedging.

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

On June 19, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,425 for the period from March 15, 2018 to March 31, 2018 and for the period from April 1, 2018 to June 30, 2018. The dividend was paid on July 2, 2018 to the holders. On September 20, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,210 for the period from July 1, 2018 to September 30, 2018. The dividend was paid to the holders of Series A Preferred Stock on October 1, 2018. On December 14, 2018, the Company’s Board of Directors declared a dividend payment on the Series A Preferred Stock of $1,210 for the period from October 1, 2018 to December 31, 2018. The dividend was paid to the holders of Series A Preferred Stock on January 2, 2019. For the year ended December 31, 2019, the Company did not declare a dividend payment. As a result, as of December 31, 2019, $5,910 of dividends were accrued and included in the carrying amount of the Series A Convertible Preferred Stock in the accompanying consolidated balance sheets.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2019, there were 625,748 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. On December 2, 2019, the Company issued 35,058 shares of common stock pursuant to the ESPP. As a result, as of December 31, 2019, there were 864,942 shares available for issuance. During the year ended December 31, 2019, the Company recorded $65 of stock based compensation expense related to the ESPP.

Stock Repurchase Program

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

During the year ended December 31, 2019, the Company repurchased 78,000 shares of common stock for $314 which are included in treasury stock in the consolidated balance sheets.

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

On December 2, 2019, 35,058 shares of common stock at a price per share of $3.587 were issued to the participants of the ESPP for a value of $126.

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

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2019	4,677,458	$11.50
Granted	-	-
Cancelled or Expired	-	-
Exercised	-	-
Warrants outstanding December 31, 2019	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2019	3,658,421	$11.10
Granted	505,000	7.55
Cancelled or terminated	(364,603)	11.10
Exercised	-	-
Options outstanding at December 31, 2019	3,798,818	$10.63	3.4	$-
Options vested at December 31, 2019	28,152	$11.10	3.2	$-

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares underlying the CEO’s stock options and 583,366 shares underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon exceeding $13.125 per share; an additional 30% of the options shall vest upon exceeding $17.50 per share; an additional 30% of the options shall vest upon exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received stock options to purchase 583,366 shares of common stock under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

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

The expense recorded for awards with market conditions was $4,556 for the period from January 1, 2019 to December 31, 2019 and $8,541 during the Successor period from March 15, 2018 to December 31, 2018, which is included in operating expenses in the consolidated statements of operations.

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

During the year ended December 31, 2019, stock options to purchase 505,000 shares of common stock were issued to employees. The options have exercise prices ranging from $4.50 to $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $957 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

Year ended December 31, 2019
Risk free interest rate	1.70%-2.51%
Expected term (years)	3.75
Expected volatility	52%-55%
Expected dividends	0.00%

The expense recorded for these awards was $243 for the year ended December 31, 2019 and $77 during the Successor Period from March 15, 2018 to December 31, 2018, which is included in operating expenses in the consolidated statements of operations.

As of December 31, 2019, total unrecorded compensation cost related to non-vested awards was $2,178 which is expected to be amortized over a weighted average service period of approximately 1.8 years. For year ended December 31, 2019, the weighted average grant date fair value of awards issued during the period was $1.89 per share. The weighted average grant date fair value of awards issued during the Successor Period from March 15, 2018 to December 31, 2018 was $4.16 per share.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2019. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

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

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

Item 11.	Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14.	Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2020 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc. and A. Lorne Weil (included as Annex A to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.1	Form of Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.2	Form of Bylaws of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.3	Certificate of Designations of Series A Preferred Stock of Lazydays Holdings, Inc. (included as Annex D to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Lazydays Holdings, Inc. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 of Andina’s Form S-1/A filed on November 6, 2015).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Andina (incorporated by reference to Exhibit 4.7 of Andina’s Form S-1/A filed on November 6, 2015).

4.4	Form of Specimen Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.5	Form of Common Stock purchase warrant (filed as Exhibit 4.5 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.6	Form of Pre-Funded Common Stock Purchase warrant (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.7	Description of Registrant’s Securities.*

10.1	Registration Rights Agreement between Andina and certain security holders of Andina (incorporated by reference to Exhibit 10.1 of Andina’s Current Report on Form 8-K filed on December 1, 2015).

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.5.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

Exhibit Number	Description

10.5.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.6	Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.7	Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8	Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.9	Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.10	Credit Agreement, dated March 15, 2018, among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, and various other affiliated entities thereafter parties thereto, as Borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and Lender, and various other financial institutions who may become lender parties thereto (filed as Exhibit 10.10 to the Form 8-K filed on March 21, 2018).

10.11	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith (filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018).

10.12	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018).

10.13	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.14	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.15	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on May 22, 2018 and incorporated herein by reference).

10.16	Second Amendment to Credit Agreement, dated as of December 6, 2018, by and among the Borrowers named therein, the Guarantors named therein and Manufacturers and Traders Trust Company. (filed as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 12, 2018 and incorporated herein by reference).

10.17	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019)

10.18	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (filed as exhibit 10.2 to the Form 8-K filed on May 23, 2019)

10.19	Third Amendment and Joinder to Credit Agreement, dated as of March 6, 2020, by and among the Existing Borrowers named therein, Lone Star Acquisition LLC, authorized to conduct business in the State of Texas as Lone Star Land of Houston, LLC, Lone Star Diversified, LLC, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement. *

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Description

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZYDAYS HOLDINGS, INC.

/s/ William P. Murnane
William P. Murnane
Chief Executive Officer and Chairman

Date: March 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Murnane	Chief Executive Officer and Chairman	March 20, 2020
William P. Murnane	(Principal Executive Officer)

/s/ Nicholas J. Tomashot	Chief Financial Officer	March 20, 2020
Nicholas Tomashot	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jerry Comstock	Director	March 20, 2020
Jerry Comstock

/s/ James J. Fredlake	Director	March 20, 2020
James J. Fredlake

/s/ Jordan Gnat	Director	March 20, 2020
Jordan Gnat

/s/ Erika Serow	Director	March 20, 2020
Erika Serow

/s/ Christopher S. Shackelton	Director	March 20, 2020
Christopher S. Shackelton

/s/ B. Luke Weil	Director	March 20, 2020
B. Luke Weil

