Form 10-Q
period 2020-03-31
Lazydays Holdings, Inc.
filed 2020-05-08
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

There were 8,506,666  shares of common stock, par value $0.0001, issued and outstanding as of May 6, 2020.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2020

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$43,269	$31,458
Receivables, net of allowance for doubtful accounts of $374 and $382 at March 31, 2020 and December 31, 2019, respectively	16,473	16,025
Inventories	153,284	160,864
Income tax receivable	-	326
Prepaid expenses and other	3,045	2,999
Total current assets	216,071	211,672

Property and equipment, net	87,048	86,876
Operating lease assets	17,953	-
Goodwill	38,979	38,979
Intangible assets, net	67,807	68,854
Other assets	272	255
Total assets	$428,130	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$25,649	$23,855
Income taxes payable	974	-
Floor plan notes payable, net of debt discount	133,425	143,949
Financing liability, current portion	982	936
Long-term debt, current portion	17,332	5,993
Operating lease liability, current portion	3,164	-
Total current liabilities	181,526	174,733

Long term liabilities
Financing liability, non-current portion, net of debt discount	68,158	63,557
Long term debt, non-current portion, net of debt discount	7,746	15,573
Operating lease liability, non-current portion	14,405	-
Deferred tax liability	16,450	16,450
Total liabilities	288,285	270,313

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of March 31, 2020 and December 31, 2019; liquidation preference of $67,553 and $65,910 as of March 31, 2020 and December 31, 2019, respectively	62,537	60,893

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,506,666 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	78,222	79,186
Treasury Stock, at cost, 122,729 and 78,000 shares at March 31, 2020 and December 31, 2019, respectively	(459)	(314)
Accumulated deficit	(455)	(3,442)

Total stockholders’ equity	77,308	75,430
Total liabilities and stockholders’ equity	$428,130	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Revenues
New and pre-owned vehicles	$167,188	$152,634
Other	23,666	20,423
Total revenues	190,854	173,057

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of $195 and $247, respectively)	143,402	131,117
Other	5,979	4,993
Total cost applicable to revenue	149,381	136,110

Transaction costs	256	228
Depreciation and amortization	2,637	2,695
Stock-based compensation	680	1,514
Selling, general, and administrative expenses	31,116	26,452
Income from operations	6,784	6,058
Other income/expenses
Loss on sale of property and equipment	(2)	(2)
Interest expense	(2,495)	(3,027)
Total other expense	(2,497)	(3,029)
Income before income tax expense	4,287	3,029
Income tax expense	(1,300)	(1,185)
Net income	$2,987	$1,844
Dividends on Series A Convertible Preferred Stock	(1,644)	(1,184)
Net income (loss) attributable to common stock and participating securities	$1,343	$660

EPS:
Basic and diluted income per share	$0.08	$0.04
Weighted average shares outstanding - basic and diluted	9,757,036	9,695,234

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH MARCH 31, 2020

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2020	8,506,666	$-	78,000	$(314)	$79,186	$(3,442)	$75,430
Stock-based compensation	-	-			680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		2,987	2,987
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$78,222	$(455)	$77,308

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH MARCH 31, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2019	8,471,608	$-	-	-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	-	-	(500)	-	(500)
Stock-based compensation	-	-	-	-	1,514	-	1,514
Dividends on Series A preferred stock			-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	-	$-	$80,436	$(2,312)	$78,124

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Cash Flows From Operating Activities
Net income	$2,987	$1,844
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	680	1,514
Bad debt expense	7	23
Depreciation and amortization of property and equipment	1,589	1,741
Amortization of intangible assets	1,048	954
Amortization of debt discount	43	132
Non-cash lease expense	(108)	-
Loss/(gain) on sale of property and equipment	2	2
Changes in operating assets and liabilities:
Receivables	(455)	(8,754)
Inventories	7,580	24,276
Prepaid expenses and other	(46)	117
Income tax receivable/payable	1,300	1,175
Other assets	(17)	33
Accounts payable, accrued expenses and other current liabilities	1,793	5,847
Operating lease liability	(276)	-

Total Adjustments	13,140	27,060

Net Cash Provided By Operating Activities	16,127	28,904

Cash Flows From Investing Activities
Proceeds from sales of property and equipment	4,932	20
Purchases of property and equipment	(1,774)	(3,128)

Net Cash Used In Investing Activities	3,158	(3,108)

Cash Flows From Financing Activities
Net (repayments)/borrowings under M&T bank floor plan	(10,554)	(19,878)
Borrowings under long term debt with M&T bank	5,005	-
Repayment of long term debt with M&T bank	(725)	(725)
Proceeds from financing liability	-	1,519
Repayments of financing liability	(226)	(175)
Payment of dividends on Series A preferred stock	-	(1,210)
Repurchase of Unit Purchase Options	-	(500)
Repurchase of Treasury Stock	(145)	-
Repayments of acquisition notes payable	(761)	(370)
Loan issuance costs	(68)	-

Net Cash Used In Financing Activities	(7,474)	(21,339)
Net Increase In Cash	11,811	4,457

Cash - Beginning	31,458	26,603
Cash - Ending	$43,269	$31,060

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,592	$2,877
Cash paid during the period for income taxes
net of refunds received	$-	$10

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$-	$138
Fixed assets purchased with accounts payable	$-	$345
Accrued dividends on Series A Preferred Stock	$1,644	$1,184
Operating lease assets - ASC 842 adoption	$(17,781)	$-
Operating lease liabilities - ASC 842 adoption	$17,845	$-

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s and Lazy Days’ R.V. Center, Inc.’s consolidated financial statements and notes as of December 31, 2019 and 2018 and for the years then ended, included in the Annual Report on Form 10-K filed with the SEC on March 20, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, Lazydays of Minneapolis LLC, Lazydays of Central Florida, LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Corp of Nashville LLC, and LDRV of Nashville LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
New vehicle revenue	$102,444	$97,812
Preowned vehicle revenue	64,744	54,822
Parts, accessories, and related services	10,765	8,775
Finance and insurance revenue	11,272	9,715
Campground, rental, and other revenue	1,629	1,933
	$190,854	$173,057

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

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the additions to the charge-back allowance, which is included in other revenue as follows (unaudited):

	For the three months ended March 31, 2020	For the three months ended March 31, 2019

Gross finance and insurance revenues	$12,583	$10,678
Additions to charge-back allowance	(1,311)	(963)
Net Finance Revenue	$11,272	$9,715

The Company has an accrual for charge-backs which totaled $4,694 and $4,221 at March 31, 2020 and December 31, 2019, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the three months ended March 31, 2020, $1,374 of contract liabilities as of December 31, 2019 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $3,910 and $3,719 as of March 31, 2020 and December 31, 2019, respectively.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 10 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the board of directors.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expense or benefit in the condensed consolidated statements of income.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

(Dollars in thousands - except share and per share amounts)	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Distributed earnings allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	799	409
Net earnings allocated to common stock	799	409
Net earnings allocated to participating securities	544	251
Net earnings allocated to common stock and participating securities	$1,343	$660

Weighted average shares outstanding for basic earnings per common share	9,757,036	9,695,234
Dilutive effect of warrants and options	-	-
Weighted average shares outstanding for diluted earnings per share computation	9,757,036	9,695,234

Basic income per common share	$0.08	$0.04
Diluted income per common share	$0.08	$0.04

For the three months ended March 31, 2020 and March 31, 2019, the denominator of the basic and dilutive EPS was calculated as follows:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Weighted average outstanding common shares	8,417,537	8,355,735
Weighted average shares held in escrow	-	-
Weighted average prefunded warrants	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,757,036	9,695,234

For the three months ended March 31, 2020 and March 31, 2019, the following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Shares underlying Series A Convertible Preferred Stock	-	-
Shares underlying warrants	4,677,458	4,677,458
Stock options	3,798,818	3,823,421
Share equivalents excluded from EPS	8,476,276	8,500,879

As of March 31, 2020, the Company did not declare and pay the dividend. As a result, the Series A Convertible Preferred Stock was convertible into 6,713,367 shares of common stock. Upon conversion the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $4,359 and $3,920 for the three months ended March 31, 2020 and March 31, 2019, respectively.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the three months ended March 31, 2020, four major manufacturers accounted for 28.8%, 23.7%, 18.4% and 17.1% of RV purchases.

During the three months ended March 31, 2019, four major manufacturers accounted for 43.6%, 19.0%, 16.4% and 11.0% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

The percent of revenues generated by the Florida locations and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	For the three months ended March 31, 2020	For the three months ended March 31, 2019
Florida	75%	75%
Colorado	11%	10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to March 31, 2020 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than disclosed below.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of issuance of this quarterly report on Form 10-Q, the impact could not be determined.

Due to the COVID-19 pandemic, the Company took a number of actions effective April 6, 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions include:

●	Reduction of its workforce by 25%;

●	Senior management will forgo 25% of their salary;

●	Suspend 2020 annual pay increases;

●	Suspend 401k match;

●	Delay non-critical capital projects;

●	Focus resources on core sales and service operations

In order to further mitigate the effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans will continue to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers will resume making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period will be due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period will be due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit (as defined below) will continue to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

In response to continued economic uncertainty caused by the COVID-19 pandemic, subsidiaries of Lazydays Holdings, Inc. took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831,250. Pursuant to the Notes, such PPP Loans will bear interest at a rate of 1.0% per year and will mature on April 28, 2022. Commencing on November 28, 2020, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. The amount of the PPP Loan eligible for forgiveness will be reduced if the Company terminates employees or reduces salaries during the 8-week period. While the Company’s subsidiaries intend to use the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236,040 and on May 4, 2020 for $636,665. The interest rate on the notes is 1.0% per year and the notes mature on April 30, 2022 and May 4, 2022, respectively. Commencing on November 30, 2020 and December 4, 2020, respectively, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date.

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

Leases

Adoption of new lease standard

In February 2016, the Financial Accounting Standards Board (FASB) issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet, including leases classified as operating leases, and disclose qualitative and quantitative information about leasing arrangements. The FASB subsequently issued additional amendments to address issues arising from the implementation of the new lease standard. We adopted this standard as of January 1, 2020, using the modified-retrospective method. This approach provides a method for recording existing leases at adoption. We used the adoption date as our date of initial application, and thus comparative-period financial information is not presented for periods prior to the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification.

Adoption of the new standard resulted in total operating lease liabilities of $17,800 and operating lease assets of $17,800 as of January 1, 2020. The standard did not materially impact our Condensed Consolidated Statements of Income and had no impact on our Condensed Consolidated Statements of Cash Flows. Our accounting policies under the new standard are described below. See Note 6, Leases.

Lease recognition

At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating or financing.

Operating lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Because most of our leases do not provide information to determine an implicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments. Operating lease assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for together as a single lease component.

NOTE 3 – BUSINESS COMBINATION

Acquisitions of Dealerships

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

The Company accounted for the asset purchase agreement as a business combination using the purchase method of accounting as it was determined that Alliance constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed for Alliance as follows:

2019

Inventories	$12,171
Accounts receivable and prepaid expenses	53
Property and equipment	77
Intangible assets	2,630
Total assets acquired	14,931

Accounts payable, accrued expenses and other current liabilities	243
Floor plan notes payable	11,434
Total liabilities assumed	11,677

Net assets acquired	$3,254

2019
Purchase Price:	$2,568
Cash consideration paid	(107)
Amounts due (from) to former owners
Note payable issued to former owners	3,045
$5,506

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Alliance. Goodwill associated with the transaction is detailed below:

2019
Total consideration	$5,506
Less net assets acquired	3,254
Goodwill	$2,252

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing in 2019.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$230	7 years
Dealer Agreements	$2,400	7 years

The Company recorded approximately $14.0 million in revenue and $0.7 million in net income prior to income taxes during the period from January 1, 2020 to March 31, 2020 related to this acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Alliance had been consummated on January 1, 2019.

	For the three months ended March 31,
	2020	2019
Revenue	$190,854	$186,076
Income before income taxes	$4,287	$3,729
Net income	$2,987	$2,397

The Company adjusted the combined income of Lazydays RV with Alliance and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	March 31, 2020	December 31, 2019
	(Unaudited)
New recreational vehicles	$121,357	$124,096
Pre-owned recreational vehicles	31,828	36,639
Parts, accessories and other	4,009	3,848
	157,194	164,583
Less: excess of current cost over LIFO	(3,910)	(3,719)
	$153,284	$160,864

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of	As of
	March 31,	December 31,
	2020	2019
	(Unaudited)
Accounts payable	$10,024	$11,231
Other accrued expenses	3,838	3,392
Customer deposits	3,161	2,267
Accrued compensation	3,640	2,388
Accrued charge-backs	4,694	4,221
Accrued interest	292	356
Total	$25,649	$23,855

NOTE 6 – LEASES

On January 1, 2019, we adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Certain required disclosures have been made on a prospective basis in accordance with the guidance of the standard. See Note 2, Significant Accounting Policies.

The Company leases property and equipment throughout the United States primarily under operating leases. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheets.

Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 20 years (some leases include multiple renewal periods). The exercise of lease renewal options is at our sole discretion. In addition, some of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements neither contain any residual value guarantees nor impose any significant restrictions or covenants.

The Company leases properties for its RV retail locations through nine operating leases. The Company also leases billboards and certain of its equipment through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets.

As of March 31, 2020, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.8 years and 5.0%, respectively.

Operating lease costs for the three month period ending March 31, 2020 was $0.9 million including variable lease costs, at March 31, 2020. There were no short term leases for the three months ended March 31, 2020.

Maturities of lease liabilities as of March 31, 2020 were as follows:

Maturity Date	Operating Leases
Remaining nine month ending December 31, 2020	$3,081
2021	3,820
2022	3,450
2023	3,312
2024	2,557
Thereafter	4,116
Total lease payments	20,336
Less: Imputed Interest	2,767
Present value of lease liabilities	$17,569

The following presents supplemental cash flow information related to leases during 2020:

For the three months ended March 31, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$878

ROU assets obtained in exchange for lease liabilities:
Operating leases	$633

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC for $4.921 million. The Company has entered into a lease agreement with the buyer with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC. The commencement date of the lease will occur at the completion of construction.

NOTE 7 – DEBT

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the "Mortgage Loan Borrower") and Lone Star Diversified, LLC (“Diversified"), wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The mortgage loans maximum borrowing amount is $6,136. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and accrued interest payments become due. As of March 31, 2020, the mortgage balance was $5,006 and the interest rate was 3.312%.

As of March 31, 2020, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2020 and taking into account the effect of the Third Amendment to the Credit Agreement entered into on March 6, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $9,886 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of March 31, 2020, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.989%.

The M&T Floor Plan Line of Credit consists of the following:

	As of March 31, 2020	As of December 31, 2019
	(Unaudited)
Floor plan notes payable, gross	$133,577	$144,133
Debt discount	(152)	(184)
Floor plan notes payable, net of debt discount	$133,425	$143,949

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021.  The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of March 31, 2020, there was $14,200 outstanding under the M&T Term Loan. As of March 31, 2020, the interest rate on the M&T Term Loan was approximately 3.25%.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the three month period ended March 31, 2020, there were no outstanding borrowings under the M&T Revolver.

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $1,300 for the three months ended March 31, 2020 and $1,185 for the three months ended March 31, 2019 which represent effective tax rates of approximately 30% and 39%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense and certain transaction costs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company effective as of the consummation of the Mergers. The employment agreement with the CEO provides for an initial base salary of $540 subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary. The employment agreement also provides that the executive is to be granted an option to purchase shares of common stock of the Company (See Note 11 – Stockholders’ Equity).

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

During May 2018, the Company entered into an offer letter with the Chief Financial Officer (the “CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). He was also provided with a relocation allowance of $100 which the CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 11- Stockholders’ Equity).

Note that due to the COVID-19 pandemic, as of April 6, 2020, senior management has opted to forgo 25% of their salary in order to reduce costs to align with decreased demand in sales and services. See discussion in Subsequent Event section above.

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

NOTE 10 – PREFERRED STOCK

On March 15,2018, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60,000. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of the Company’s board of directors.

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

The discount associated with the Series A Preferred Stock wasn’t accreted during the three months ended March 31, 2020 because redemption was not currently deemed to be probable.

The Company’s board of directors did not declare a dividend payment on the Series A Preferred Stock of $1,644 for the period from January 1, 2020 to March 31, 2020. The dividends were $2.74 per share of Series A Preferred Stock. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 10% until such dividends are paid.

NOTE 11 – STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the board of directors. See Note 10 – Preferred Stock, for additional information associated with the Series A Preferred Stock.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of March 31, 2020, there were 625,748 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three months ended March 31, 2020, the Company recorded $38 of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2020	4,677,458	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding March 31, 2020	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	3,798,818	$10.63
Granted	225,000	$8.50
Cancelled or terminated	-	$-
Exercised	-	$-
Options outstanding at March 31, 2020	4,023,818	$10.51	3.3	$-
Options vested at March 31, 2020	97,554	$8.08	3.6	$-

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

The expense recorded for awards with market conditions was $554 during the three month period ended March 31, 2020 and $1,470 during the three month period ended March 31, 2019, which is included in operating expenses in the condensed consolidated statements of income.

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

During the year ended December 31, 2019, stock options to purchase 505,000 shares of common stock were issued to employees. The options have exercise prices ranging from $4.50 to $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $957 was determined using the Black-Scholes option pricing model based on a 3.75 year expected life, a risk free rate of 1.70%-2.51%, an annual dividend yield of 0% and an annual volatility of 52%-55%.

During the three months ended March 31, 2020, stock options to purchase 225,000 shares of common stock were issued to employees. The options have an exercise price of $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $145 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the three months ended March 31, 2020
Risk free interest rate	0.43%
Expected term (years)	3.75
Expected volatility	55%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $88 from the three month period ended March 31, 2020 and $44 during the three month period ended March 31, 2019, which is included in operating expenses in the condensed consolidated statements of income.

As of March 31, 2020, total unrecorded compensation cost related to all non-vested awards was $1,682 which is expected to be amortized over a weighted average service period of approximately 2.09 years. The weighted average grant date fair value of awards issued during to the three months ended March 31, 2020 was $0.65 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company's business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●

The Company’s success will depend to a significant extent on the well being, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.
●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to meet its labor needs.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company’s failure to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to product liability claims if people or property are harmed by the products the Company sells and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

●	The COVID-19 pandemic and its associated impact has had a significant adverse impact, and may continue to have a significant impact on our business, results of operations and financial condition.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2020.

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

Our Business

The Company operates recreational vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories and RV camping facilities. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority®, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013. In this Quarterly Report on Form 10-Q, the Company refers to Lazydays Holdings, Inc. as “Lazydays,” the “Company,” “Holdco,” “we,” “us,” “our,” and similar words.

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays also has a dedicated Service Center location near Houston, Texas, which opened in February 2020. Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites and operated RV rental fleets in Colorado that were phased out in 2019. The Company employs over 700 people at its eight dealership and service locations. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships and service centers in these key markets attract customers from all states, except Hawaii.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. Although the impact of COVID-19 did not have a material adverse impact on the Company’s results of operations for the first quarter ended March 31, 2020, the Company began to see the impacts of COVID-19 on customer demand, the level of sales of new and pre-owned vehicles, the level of sales of parts, accessories and related services and the volume of service business in late March and continues to see declines in the second quarter of 2020. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of the filing of this Form 10-Q, the impact could not be determined

Due to the COVID-19 pandemic, the Company took a number of actions effective April 6, 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions include:

●	Reduction of its workforce by 25%;

●	Senior management will forgo 25% of their salary;

●	Suspension of 2020 annual pay increases;

●	Suspension of 401k match;

●	Delay non-critical capital projects;

●	Focus resources on core sales and service operations

Due to the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans will continue to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers will resume making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period will be due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period will be due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the Floor Plan Line of Credit will continue to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

In response to continued economic uncertainty caused by the COVID-19 pandemic, subsidiaries of Lazydays Holdings, Inc. took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831,250. Pursuant to the Notes, such PPP Loans will bear interest at a rate of 1.0% per year and will mature on April 28, 2022. Commencing on November 28, 2020, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. The amount of the PPP Loan eligible for forgiveness will be reduced if the Company terminates employees or reduces salaries during the 8-week period. While the Company’s subsidiaries intend to use the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236,040 and on May 4, 2020 for $636,665. The interest rate on the notes is 1.0% per year and the notes mature on April 30, 2022 and May 4, 2022, respectively. Commencing on November 30, 2020 and December 4, 2020, respectively, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, visitor fees at the Tampa campground and food facilities, and other revenues. During the three months ended March 31, 2020 and 2019, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended March 31,
	2020	2019
New vehicles	53.7%	56.5%
Pre-owned vehicles	33.9%	31.7%
Other	12.4%	11.8%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 88% of total revenues in the three months ended March 31, 2020 and three months ended March 31, 2019. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 96% of the cost of revenues for the three months ended March 31, 2020 and 2019. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended March 31, 2020 and 2019, gross profit was $41.5 million and $36.9 million, respectively, and gross margin was 21.7% and 21.3%, respectively. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the variance in the Company’s gross margin during the periods presented. The margin increases were driven by a slight shift to sales of pre-owned units which have a higher margin.

During the three months ended March 31, 2020 and 2019, gross margins were favorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales. These combined other revenues were 12.4% and 11.8%, respectively, of total revenues during the three months ended March 31, 2020 and 2019.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 52% to 55% of total selling, general and administrative expenses.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2020 and 2019, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 75.0% and 71.6%, respectively. The Company’s operating expenses have also increased compared to prior periods in part due to additional stock-based compensation, legal, accounting, insurance and other expenses that the Company expects to incur as a result of being a public company, including compliance with the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act and the related rules and regulations. In addition, as the Company executes its growth strategy, the Company may acquire intangible assets and property, plant, and equipment, the related depreciation and amortization expense may negatively impact our SG&A expenses as a percentage of gross margin.

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

The Company defines Adjusted EBITDA as net income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges, and loss on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense. The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. While Adjusted EBITDA is not a recognized measure under GAAP, management uses this financial measure to evaluate and forecast business performance. Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net (loss) income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities.

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

Results of Operations

Three Months

The following table sets forth information comparing the components of net income for the three months ended March 31, 2020 and 2019.

Summary Financial Data

(in thousands)

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019

Revenues
New and pre-owned vehicles	$167,188	$152,634
Other	23,666	$20,423
Total revenue	190,854	173,057

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	143,207	$130,870
Adjustments to LIFO reserve	195	$247
Other	5,979	$4,993
Total cost of revenues (excluding depreciation and amortization)	149,381	136,110

Gross profit (excluding depreciation and amortization)	41,473	36,947

Transaction costs	256	228
Depreciation and amortization expense	2,637	2,695
Stock-based compensation expense	680	1,514
Selling, general, and administrative expenses	31,116	26,452
Income from operations	6,784	6,058
Other income/expenses
Loss on sale of property and equipment	(2)	(2)
Interest expense	(2,495)	(3,027)
Total other expense	(2,497)	(3,029)
Income before income tax expense	4,287	3,029
Income tax expense	(1,300)	(1,185)
Net income	$2,987	$1,844

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Revenue

Revenue increased by approximately $17.8 million, or 10.3%, to $190.9 million from $173.1 million for the three months ended March 31, 2020 and 2019, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $14.6 million, or 9.5%, to $167.2 million from $152.6 million for the three months ended March 31, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $4.6 million, or 4.7%, to $102.4 million from $97.8 million for the three months ended March 31, 2020 and 2019, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,216 to 1,367. This increase was offset by a decrease in the average selling price from $80,000 for the three months ended March 31, 2019 as compared to $74,400 for the three months ended March 31, 2020.

Revenue from pre-owned vehicle sales increased by approximately $9.9 million, or 18.1%, to $64.7 million from $54.8 million for the three months ended March 31, 2020 and 2019, respectively. This was due to an increase in the number of pre-owned vehicles sold from 758 to 1,049, excluding wholesale units sold. This increase was offset by a decrease in the average revenue per unit sold from approximately $65,400 per unit for the three months ended March 31, 2019 as compared to $59,000 for the three months ended March 31, 2020, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $3.3 million, or 16.1%, to $23.7 million from $20.4 million for the three months ended March 31, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.0 million, or 22.7%, to $10.8 million from $8.8 million due to increased volume.

Finance and insurance revenue increased by approximately $1.6 million, or 16.5%, to $11.3 million from $9.7 million for the three months ended March 31, 2020 as compared to March 31, 2019, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $0.3 million to $1.6 million for the three months ended March 31, 2020 as compared to $1.9 million for the three months ended March 31, 2019 due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $4.6 million, or 12.5%, to $41.5 million from $36.9 million for the three months ended March 31, 2020 and 2019, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $2.3 million, or 10.7%, to $23.8 million from $21.5 million for the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold offset by the decrease in the average selling price of both new motorized and pre-owned motorized and towable vehicles.

Other Gross Profit

Other gross profit increased by $2.3 million, or 14.9% to $17.7 million from $15.4 million for the three months ended March 31, 2020 and 2019, respectively, due to increased finance and insurance revenues due to increased RV sales as well as higher penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $4.6 million, or 17.4%, to $31.1 million during the three months ended March 31, 2020, from $26.5 million during the three months ended March 31, 2019. The increase was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston and increased performance wages which align with the increased unit sales and revenues for the period ending March 31, 2020. This increase was offset by a decrease in stock based compensation of $0.8 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $0.5 million to $2.5 million from $3.0 million for the three months ended March 31, 2020 and 2019, respectively, due primarily to more favorable interest rates and the use of an interest reduction equity account.

Income Taxes

Income tax expense remained relatively flat at $1.3 million for both three month periods presented.

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

Adjusted EBITDA is defined as net income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges, and gain or loss on sale of property and equipment.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended March 31, 2020 and 2019 are shown in the tables below.

	Three Months Ended March 31,
	2020	2019

EBITDA
Net income	$2,987	$1,844
Interest expense, net	2,495	3,027
Depreciation and amortization of property and equipment	1,589	1,741
Amortization of intangible assets	1,048	954
Income tax expense	1,300	1,185
Subtotal EBITDA	9,419	8,751
Floor plan interest	(1,029)	(1,469)
LIFO adjustment	195	247
Transaction costs	256	228
Loss on sale of property and equipment	2	2
Severance costs/Other	-	157
Stock-based compensation	680	1,514
Adjusted EBITDA	$9,523	$9,430

	Three Months Ended March 31,
	2020	2019

EBITDA margin
Net income margin	1.6%	1.1%
Interest expense, net	1.3%	1.7%
Depreciation and amortization of property and equipment	0.8%	1.0%
Amortization of intangible assets	0.5%	0.6%
Income tax expense	0.7%	0.7%
Subtotal EBITDA margin	4.9%	5.1%
Floor plan interest	-0.5%	-0.8%
LIFO adjustment	0.1%	0.1%
Transaction costs	0.1%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.1%
Stock-based compensation	0.4%	0.9%
Adjusted EBITDA	5.0%	5.4%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Three Months Ended March 31,
	2020	2019
Net income	$2,987	$1,844
Non cash adjustments	3,261	4,366
Changes in operating assets and liabilities	9,879	22,694
Net cash provided by operating activities	16,127	28,904

Net cash provided by (used in) investing activities	3,158	(3,108)
Net cash used in financing activities	(7,474)	(21,339)
Net increase in cash	$11,811	$4,457

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $16.1 million during the three months ended March 31, 2020, compared to cash provided by operating activities of approximately $28.9 million for the three months ended March 31, 2019. Net income increased by approximately $1.1 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Adjustments for non-cash expenses, included in net income, decreased $1.0 million to $3.3 million for the three months ended March 31, 2020. During the three months ended March 31, 2020, there was approximately $9.9 million of cash changes in operating assets and liabilities as compared to $22.7 million of cash changes in operating assets and liabilities during the three months ended March 31, 2019. The fluctuations in assets and liabilities during the three months ended March 31, 2020 and March 31, 2019 were primarily due to the decrease in inventory of $7.6 million and $24.1 million, respectively, as the Company managed inventories down, particularly at the Tampa location.

Net Cash from Investing Activities

The Company generated cash from investing activities of approximately $3.2 million during the three months ended March 31, 2020, compared to cash used in investing activities of approximately $3.1 million for the three months ended March 31, 2019. Net cash provided by investing activities during the three months ended March 31, 2020 was primarily related to cash provided by the consummation of a sale leaseback in Nashville, Tennessee of $4.9 million offset by purchases of property and equipment of $1.8 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $7.5 million during the three months ended March 31, 2020, compared to approximately $21.3 million for the three months ending March 31, 2019. Net cash used in financing activities during the three months ended March 31, 2020 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $10.6 million and repayment of other debt of $1.7 million. These payments were offset by cash provided by the new M&T mortgage for the Houston service center of $5.0 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses. We believe, based on our current business plan, that our existing cash, funds available under the M&T Facility (defined below), funds received under the Paycheck Protection Program and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future which will include reduced sales and net income levels for the Company. We are reducing spending more broadly across the Company, focusing our resources on core sales and service operations and delaying non-critical capital projects. We have also reduced our workforce by 25%, senior management has agreed to forgo 25% of their salary, we have suspended 2020 annual pay increases and we have suspended 401k matches. To further protect our liquidity and cash position, we have negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. The challenges posed by COVID-19 on the Company’s business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

As of March 31, 2020, the Company had liquidity of approximately $43.3 million in cash and had working capital of approximately $34.5 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the three months ended March 31, 2020 and March 31, 2019, the Company invested approximately $1.8 million and $3.1 million in capital expenditures, respectively.

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, the Mortgage Loan Borrower and Diversified, wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The Existing Borrowers and Guarantors also requested that the Lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The mortgage loans maximum borrowing amount is $6.136 million. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and accrued interest payments become due.

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

As of March 31, 2020, there was $133,600 outstanding under the M&T Floor Plan Line of Credit, $14,200 outstanding under the M&T Term Loan and $5,005 outstanding on the M&T Mortgage.

In order to further mitigate the effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans will continue to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers will resume making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period will be due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period will be due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit will continue to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

Contractual and Commercial Commitments

During the three months ended March 31, 2020, the Company did not have any significant changes in its contractual and commercial commitments.

Off-Balance Sheet Arrangements

As of March 31, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3 . — Quantitative and Qualitative Disclosures About Market Risk .

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures .

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal controls over financial reporting during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. Set forth below is an additional risk factor that is a material change to our risk factors previously disclosed in the 2019 Form 10-K. The information below updates, and should be read in conjunction with, the risk factors in our 2019 Form 10-K. We encourage you to read these risk factors in their entirety.

The COVID-19 pandemic has had a significant adverse impact, and is expected to continue to have a significant adverse impact, on our business, results of operations, and financial condition.

Beginning in mid-to-late March of 2020, the COVID-19 pandemic has led to severe disruptions in general economic activities as businesses and federal, state, and local governments take increasingly broad actions to mitigate the impact of the COVID-19 pandemic on public health, including a number of “shelter in place” or “stay at home” orders in the states in which we operate. Although we continue to conduct business and have modified our business practices to conform fully to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we have seen significant declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues, and our service business is currently operating below full capacity in all of our service locations. Our operations also depend on the continued health and productivity of our employees at our dealerships, service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. We have enacted cost saving measures, including the reduction of our workforce by 25% and senior management agreeing to forego 25% of their salary, we are delaying non-critical capital projects and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic. To further protect our liquidity and cash position, we have negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We have also been approved for $8.7 million in loans under the Paycheck Protection Program. However, these measures may not be sufficient, and our liquidity could be negatively impacted if these conditions continue for a significant period of time. As a result, we may be required to pursue additional sources of financing to obtain working capital and meet our financial obligations. Our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors. Additionally, while we intend to pursue the forgiveness of the PPP Loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained. Even after the COVID-19 pandemic has subsided, we may continue to experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

January 1, 2020 – January 31, 2020	1,000	$4.28	79,000	$3,682
February 1, 2020 – February 29, 2020	12,405	$4.22	91,405	$3,630
March 1, 2020 – March 31, 2020	31,324	$2.81	122,729	$3,541

(1)	On November 7, 2019, we announced that our Board of Directors authorized a stock repurchase program authorizing Us to repurchase up to $4.0 million of our shares of Common Stock. The program is effective through December 31, 2020.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.1

Third Amendment and Joinder to Credit Agreement, dated as of March 6, 2020, by and among the Existing Borrowers named therein, Lone Star Acquisition LLC, authorized to conduct business in the State of Texas as Lone Star Land of Houston, LLC, Lone Star Diversified, LLC, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement (filed as Exhibit 10.19 to the Form 10-K filed on March 20, 2020 and incorporated herein by reference).

10.2*

Fourth Amendment and Joinder to Credit Agreement, dated as of April 16, 2020, by and among the Borrowers named therein, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement

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

Lazydays Holdings, Inc.

Dated May 8, 2020	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated May 8, 2020	/s/ NICHOLAS TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

