Form 10-Q
period 2020-06-30
Lazydays Holdings, Inc.
filed 2020-07-31
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

There were 9,592,814 shares of common stock, par value $0.0001, issued and outstanding as of July 29, 2020.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2020

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$62,050	$31,458
Receivables, net of allowance for doubtful accounts of $535 and $382 at June 30,2020 and December 31, 2019, respectively	30,815	16,025
Inventories	100,280	160,864
Income tax receivable	-	326
Prepaid expenses and other	3,169	2,999
Total current assets	196,314	211,672

Property and equipment, net	90,809	86,876
Operating lease assets	17,110	-
Goodwill	40,616	38,979
Intangible assets, net	69,520	68,854
Other assets	353	255
Total assets	$414,722	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$31,553	$23,855
Income taxes payable	3,444	-
Floor plan notes payable, net of debt discount	92,256	143,949
Financing liability, current portion	1,462	936
Long-term debt, current portion	17,332	5,993
Operating lease liability, current portion	3,164	-
Total current liabilities	149,211	174,733

Long term liabilities
Financing liability, non-current portion, net of debt discount	71,403	63,557
Long term debt, non-current portion, net of debt discount	15,679	15,573
Operating lease liability, non-current portion	13,616	-
Deferred tax liability	16,450	16,450
Total liabilities	266,359	270,313

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of June 30, 2020 and December 31, 2019; liquidation preference of $69,237 and $65,910 as of June 30, 2020 and December 31, 2019, respectively	64,221	60,893

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,548,524 and 8,506,666 shares issued and 8,407,225 and 8,428,666 outstanding at June 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	78,712	79,186
Treasury Stock, at cost, 141,299 and 78,000 shares at June 30, 2020 and December 31, 2019, respectively	(499)	(314)
Retained earnings (accumulated deficit)	5,929	(3,442)
Total stockholders’ equity	84,142	75,430
Total liabilities and stockholders’ equity	$414,722	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues
New and pre-owned vehicles	$191,505	$149,046	$358,693	$301,680
Other	22,456	19,500	46,122	39,923
Total revenues	213,961	168,546	404,815	341,603

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of ($240), $359, ($49) and $606, respectively)	164,377	128,376	307,779	259,493
Other	5,631	4,692	11,610	9,685
Total cost applicable to revenue	170,008	133,068	319,389	269,178

Transaction costs	45	87	301	315
Depreciation and amortization	2,671	2,640	5,308	5,335
Stock-based compensation	340	1,112	1,020	2,626
Selling, general, and administrative expenses	28,269	25,151	59,385	51,603
Income from operations	12,628	6,488	19,412	12,546
Other income/expenses
Loss on sale of property and equipment	(6)	-	(8)	(2)
Interest expense	(2,018)	(2,531)	(4,513)	(5,558)
Total other expense	(2,024)	(2,531)	(4,521)	(5,560)
Income before income tax expense	10,604	3,957	14,891	6,986
Income tax expense	(2,536)	(2,099)	(3,836)	(3,284)
Net income	$8,068	$1,858	$11,055	$3,702
Dividends on Series A Convertible Preferred Stock	(1,684)	(1,525)	(3,328)	(2,709)
Net income attributable to common stock and participating securities	$6,384	$333	$7,727	$993

EPS:
Basic and diluted income per share	$0.39	$0.02	$0.48	$0.06
Weighted average shares outstanding - basic and diluted	9,715,677	9,811,107	9,736,133	9,753,491

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH JUNE 30, 2020

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2020	8,506,666	$-	78,000	$(314)	$79,186	$(3,442)	$75,430
Stock-based compensation	-	-	-	-	680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		2,987	2,987
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$78,222	$(455)	$77,308
Stock-based compensation	-	-			340	-	340
Repurchase of Treasury Stock	-	-	18,570	(40)	-	-	(40)
Shares issued pursuant to the Employee Stock Purchase Plan	41,858				150		150
Dividends on Series A preferred stock	-	-	-	-	-	(1,684)	(1,684)
Net income	-	-	-	-	-	8,068	8,068
Balance at June 30, 2020	8,548,524	$-	141,299	$(499)	$78,712	$5,929	$84,142

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH JUNE 30, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2019	8,471,608	$-	-	-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	-	-	(500)	-	(500)
Stock-based compensation	-	-	-	-	1,514	-	1,514
Dividends on Series A preferred stock			-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	-	$-	$80,436	$(2,312)	$78,124
Stock-based compensation	-	-	-	-	1,112	-	1,112
Dividends on Series A preferred stock	-	-	-	-	(1,525)	-	(1,525)
Net income	-	-	-	-	-	1,858	1,858
Balance at June 30, 2019	8,471,608	$-	-	$-	$80,023	$(454)	$79,569

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Cash Flows From Operating Activities
Net income	$11,055	$3,702
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,020	2,626
Bad debt expense	149	148
Depreciation and amortization of property and equipment	3,213	3,428
Amortization of intangible assets	2,095	1,907
Amortization of debt discount	85	175
Non-cash lease expense	107	-
Loss on sale of property and equipment	8	2
Changes in operating assets and liabilities:
Receivables	(14,040)	(3,295)
Inventories	71,326	49,049
Prepaid expenses and other	(167)	(90)
Income tax receivable/payable	3,770	2,399
Other assets	(95)	103
Accounts payable, accrued expenses and other current liabilities	6,977	(1,107)
Operating lease liability	(1,893)	-
Total Adjustments	72,555	55,345
Net Cash Provided By Operating Activities	83,610	59,047

Cash Flows From Investing Activities
Cash paid for acquisitions	(2,749)	-
Proceeds from sales of property and equipment	4,963	20
Purchases of property and equipment	(2,979)	(5,919)

Net Cash Used In Investing Activities	(765)	(5,899)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(63,057)	(48,893)
Borrowings under Houston mortgage with M&T bank and PPP Loans	13,710	-
Repayment of long term debt with M&T bank	(725)	(1,450)
Proceeds from financing liability	-	3,476
Repayments of financing liability	(480)	(341)
Payment of dividends on Series A preferred stock	-	(1,210)
Repurchase of Unit Purchase Options	-	(500)
Repurchase of Treasury Stock	(184)	-
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	150
Repayments of acquisition notes payable	(1,536)	(681)
Loan issuance costs	(131)	-

Net Cash Used In Financing Activities	(52,253)	(49,599)
Net Increase In Cash	30,592	3,549
Cash - Beginning	31,458	26,603
Cash - Ending	$62,050	$30,152

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2020	For the six months ended June 30, 2019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$4,710	$5,488
Cash paid during the period for income taxes net of refunds received	$66	$886

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$-	$218
Fixed assets purchased with accounts payable	$-
Accrued dividends on Series A Preferred Stock	$3,328	$2,709
Operating lease assets - ASC 842 adoption	$(17,781)	$-
Operating lease liabilities - ASC 842 adoption	$17,845	$-
Operating lease assets - new	$(655)	$-
Operating lease liabilities - new	$655	$-
Net assets acquired in acquisitions	$2,749	$-

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in eight locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona (one of which was acquired in May 2020), one in the state of Tennessee and one in the state of Minnesota. Lazydays RV also has a dedicated service center location near Houston, Texas which opened in February 2020. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, and sells related parts and accessories. It also offers to its customers such ancillary services as overnight campground and restaurant facilities. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, Lazydays of Minneapolis LLC, Lazydays of Central Florida, LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Corp of Nashville LLC, LDRV of Nashville LLC and Lazydays RV of Phoenix, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

New vehicle revenue	$129,398	$94,234	$231,842	$192,046
Preowned vehicle revenue	62,107	54,812	126,851	109,634
Parts, accessories, and related services	9,165	8,731	19,930	17,506
Finance and insurance revenue	12,763	9,537	24,035	19,252
Campground, rental, and other revenue	528	1,232	2,157	3,165
	$213,961	$168,546	$404,815	$341,603

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

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement (the Company’s rental business was phased out in 2019. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying condensed consolidated statements of income. Campground revenue is also recognized over the time period of use of the campground.

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

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Gross finance and insurance revenues	$13,917	$11,009	$26,500	$21,687
Additions to charge-back allowance	(1,154)	(1,472)	(2,465)	(2,435)
Net Finance Revenue	$12,763	$9,537	$24,035	$19,252

The Company has an accrual for charge-backs which totaled $5,150 and $4,221 at June 30, 2020 and December 31, 2019, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the six months ended June 30, 2020, $1,824 of contract liabilities as of December 31, 2019 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $3,670 and $3,719 as of June 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended		Six months ended
(Dollars in thousands - except share and per share amounts)	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Distributed earnings allocated to common stock	$-	$-	$-
Undistributed earnings allocated to common stock	3,799	205	4,649	611
Net earnings allocated to common stock	3,799	205	4,649	611
Net earnings allocated to participating securities	2,585	128	3,078	382
Net earnings allocated to common stock and participating securities	$6,384	$333	$7,727	$993

Weighted average shares outstanding for basic earnings per common share	9,715,677	9,811,107	9,736,133	9,753,491
Dilutive effect of warrants and options	-	-	-	-
Weighted average shares outstanding for diluted earnings per share computation	9,715,677	9,811,107	9,736,133	9,753,491

Basic income per common share	$0.39	$0.02	$0.48	$0.06
Diluted income per common share	$0.39	$0.02	$0.48	$0.06

The denominator of the basic and dilutive EPS was calculated as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average outstanding common shares	8,376,178	8,471,608	8,396,634	8,413,992
Weighted average prefunded warrants	1,339,499	1,339,499	1,339,499	1,339,499
Weighted shares outstanding - basic and diluted	9,715,677	9,811,107	9,736,133	9,753,491

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Shares underlying warrants	4,677,458	4,677,458	4,677,458	4,677,458
Stock options	3,993,759	3,677,580	3,993,759	3,677,580
Share equivalents excluded from EPS	8,671,217	8,355,038	8,671,217	8,355,038

As of June 30, 2020, the Company did not declare and pay the dividend. As a result, the Series A Convertible Preferred Stock was convertible into 6,880,741 shares of common stock. Upon conversion the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $2,862 and $3,013 for the three months ended June 30, 2020 and June 30, 2019, respectively, and $7,221 and $6,933 for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

Seasonality

The Company’s combined operations generally experience modestly higher vehicle sales in the first half of each year during the winter months at the Company’s largest location in Tampa, Florida. In addition, the northern locations in Colorado, Tennessee and Minnesota generally experience modestly higher vehicle sales during the spring months.

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the three months ended June 30, 2020, four major manufacturers accounted for 35.0%, 22.5%, 21.5% and 16.9% of RV purchases. During the six months ended June 30, 2020, four major manufacturers accounted for 31.5%, 21.2%, 20.2% and 19.0% of RV purchases.

During the three months ended June 30, 2019, four major manufacturers accounted for 36.1%, 22.3%, 17.0% and 15.4% of RV purchases. During the six months ended June 30, 2019, four major manufacturers accounted for 40.0%, 20.6%, 16.7% and 13.2% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

The percent of revenues generated by the Florida locations and the Colorado locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Florida	61%	64%	68%	69%
Colorado	17%	16%	14%	13%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Impact of COVID-19

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

Due to the COVID-19 pandemic, the Company took a number of actions effective April 6, 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions included:

●	Reduction of its workforce by 25%;

●	Temporary reduction of Senior management salaries (April 2020 through May 2020);

●	Suspension of 2020 annual pay increases;

●	Temporary suspension of 401k match (April 2020 through June 2020);

●	Delay non-critical capital projects;

●	Focus resources on core sales and service operations

As described under Note 7 - Debt below, in order to help mitigate the effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 15, 2020 and applied for and received funds under loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of the provisions of ASU 2016-03 will have on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This standard, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Interbank Offered Rate (“LIBOR”)) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022, as a result of reference rate reform. The Company is currently evaluating the impact that this new standard will have on our condensed consolidated financial statements.

Leases

Adoption of new lease standard

In February 2016, the FASB issued a new accounting standard that amends the guidance for the accounting and disclosure of leases. This new standard requires that lessees recognize the assets and liabilities that arise from leases on the balance sheet, including leases classified as operating leases, and disclose qualitative and quantitative information about leasing arrangements. The FASB subsequently issued additional amendments to address issues arising from the implementation of the new lease standard. We adopted this standard as of January 1, 2020, using the modified-retrospective method. This approach provides a method for recording existing leases at adoption. We used the adoption date as our date of initial application, and thus comparative-period financial information is not presented for periods prior to the adoption date. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward the historical lease classification.

Adoption of the new standard resulted in total operating lease liabilities of approximately $17,800 and operating lease assets of approximately $17,800 as of January 1, 2020. The standard did not materially impact our Condensed Consolidated Statements of Income and had no impact on our Condensed Consolidated Statements of Cash Flows. Our accounting policies under the new standard are described below. See Note 6, Leases.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to June 30, 2020 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

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

On May 19, 2020, the Company consummated its asset purchase agreement with Korges Enterprises, Inc. (“Korges”). The purchase price consisted solely of cash paid to Korges. As part of the acquisition, the Company acquired the inventory of Korges and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Alliance and Korges each constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2020	2019

Inventories	$10,742	$12,171
Accounts receivable and prepaid expenses	905	53
Property and equipment	202	77
Intangible assets	2,760	2,630
Total assets acquired	14,609	14,931

Accounts payable, accrued expenses and other current liabilities	719	243
Floor plan notes payable	11,322	11,434
Total liabilities assumed	12,041	11,677

Net assets acquired	$2,568	$3,254

The fair value of consideration paid was as follows:

	2020	2019
Purchase Price:	$2,749	$2,568
Cash consideration paid		(107)
Amounts due (from) to former owners	-	-
Note payable issued to former owners		3,045
	$2,749	$5,506

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Alliance and Korges. Goodwill associated with the transactions is detailed below:

	2020	2019
Total consideration	$2,749	$5,506
Less net assets acquired	2,568	3,254
Goodwill	$181	$2,252

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$270	7 years
Dealer Agreements	$4,900	7 years
Noncompete Agreement	$220	5 years

The Company recorded approximately $19,735 in revenue and $1,456 in net income prior to income taxes during the period from April 1, 2020 to June 30, 2020 related to these acquisitions. The Company recorded approximately $33,690 in revenue and $2,197 in net income prior to income taxes during the period for the six months ended June 30, 2020 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Alliance and Korges had been consummated on January 1, 2019.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenue	$219,296	$192,239	$420,821	$388,988
Income before income taxes	$10,632	$4,757	$14,975	$8,542
Net income	$8,090	$2,490	$11,122	$4,931

The Company adjusted the combined income of Lazydays RV with Alliance and Korges and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	June 30, 2020	Dec 31, 2019
	(Unaudited)
New recreational vehicles	$72,386	$124,096
Pre-owned recreational vehicles	27,591	36,639
Parts, accessories and other	3,973	3,848
	103,950	164,583
Less: excess of current cost over LIFO	(3,670)	(3,719)
	$100,280	$160,864

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of June 30, 2020	As of Dec 31, 2019
	(Unaudited)
Accounts payable	$13,768	$11,231
Other accrued expenses	5,227	3,392
Customer deposits	3,723	2,267
Accrued compensation	3,552	2,388
Accrued charge-backs	5,150	4,221
Accrued interest	133	356
Total	$31,553	$23,855

NOTE 6 – LEASES

On January 1, 2020, we adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Certain required disclosures have been made on a prospective basis in accordance with the guidance of the standard. See Note 2, Significant Accounting Policies.

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

On May 19, 2020, the Company entered into a new lease for the property associated with the Korges acquisition. The lease was evaluated as a finance lease. As a result, a right of use asset was recorded in property and equipment for $4,015 with an offsetting $4,015 financing liability.

As of June 30, 2020, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 6.5 years and 5.0%, respectively.

Operating lease costs for the three and six month periods ending June 30, 2020 was $1,078 and $1,956, respectively, including variable lease costs. There were no short term leases for the three and six months ended June 30, 2020.

Maturities of lease liabilities as of June 30, 2020 were as follows:

Maturity Date	Operating Leases
Remaining six months ending December 31, 2020	$2,288
2021	4,305
2022	3,940
2023	3,812
2024	3,091
Thereafter	7,018
Total lease payments	24,454
Less: Imputed Interest	3,674
Present value of lease liabilities	$20,780

The following presents supplemental cash flow information related to leases during 2020:

For the six months ended June 30, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$1,956

ROU assets obtained in exchange for lease liabilities:
Operating leases	$655
Finance lease	$4,015
$4,670

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC for $4.921 million. The Company has entered into a lease agreement with the buyer with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC. The commencement date of the lease will occur at the completion of construction which is expected to occur in the fourth quarter of 2020.

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The mortgage loans maximum borrowing amount is $6,136. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and accrued interest payments become due. As of June 30, 2020, the mortgage balance was $5,006 and the interest rate was 2.4375%.

In order to help mitigate the effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T Credit agreement on April 15, 2020 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit (as defined below) will continue to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

As of June 30, 2020, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2020 and taking into account the effect of the Fourth Amendment to the Credit Agreement entered into on April 15, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $15,105 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of June 30, 2020, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.27825%.

The M&T Floor Plan Line of Credit consists of the following:

	As of June 30, 2020	As of December 31, 2019
	(Unaudited)
Floor plan notes payable, gross	$92,398	$144,133
Debt discount	(142)	(184)
Floor plan notes payable, net of debt discount	$92,256	$143,949

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of June 30, 2020, there was $14,200 outstanding under the M&T Term Loan. As of June 30, 2020, the interest rate on the M&T Term Loan was 2.6875%.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the three and six month periods ended June 30, 2020, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to continued economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831,250 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236,040 and on May 4, 2020 for $636,665, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. The amount of the PPP Loan eligible for forgiveness will be reduced if the Company terminates employees or reduces salaries during the 8-week period. While the Company’s subsidiaries intend to use the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained.

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $2,536 and $2,099 for the three months ended June 30, 2020 and 2019, respectively, which represent effective tax rates of approximately 25% and 53%, respectively. The Company recorded a provision for federal and state income taxes of $3,836 and $3,284 for the six months ended June 30, 2020 and 2019, respectively, which represent effective tax rates of approximately 27% and 47%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense.

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

Note that due to the COVID-19 pandemic, as of April 6, 2020, senior management opted to forgo 25% of their salary in order to reduce costs to align with decreased demand in sales and services. Due to improvements in sales in May 2020, the senior management resumed normal salaries in late May 2020.

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

NOTE 10 – PREFERRED STOCK

On March 15, 2018, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60,000. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of the Company’s board of directors.

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

The discount associated with the Series A Preferred Stock was not accreted during the three months ended June 30, 2020 because redemption was not currently deemed to be probable.

The Company’s board of directors did not declare a dividend payment on the Series A Preferred Stock of $1,684 for the six months ended June 30, 2020. The dividends would have been $5.55 per share of Series A Preferred Stock for the period January1, 2020 to June 30, 2020. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 10% until such dividends are paid.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of June 30, 2020, there were 424,557 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three and six month periods ended June 30, 2020, the Company recorded $33 and $71, respectively, of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2020	4,677,458	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding June 30, 2020	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 1,339,499 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	3,798,818	$10.63
Granted	380,000	$8.26
Cancelled or terminated	(178,809)	$(10.47)
Exercised	-	$-
Options outstanding at June 30, 2020	4,000,009	$10.41	3.09	$-
Options vested at June 30, 2020	97,553	$8.08	3.30	$-

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

The expense recorded for awards with market conditions was $220, and $774 during the three and six month periods ended June 30, 2020 and $1,059 and $2,529 during the three and six month periods ended June 30, 2019, which is included in operating expenses in the condensed consolidated statements of income.

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

During the six months ended June 30, 2020, stock options to purchase 380,000 shares of common stock were issued to employees and board members. The options have an exercise price of $7.91 or $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $762 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the six months ended June 30, 2020
Risk free interest rate	0.29% - 0.43%
Expected term (years)	3.50-3.75
Expected volatility	55% - 72%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $91 and $179 for the three and six month periods ended June 30, 2020 and $53 and $96 for the three and six month periods ended June 30, 2019, which is included in operating expenses in the condensed consolidated statements of income.

As of June 30, 2020, total unrecorded compensation cost related to all non-vested awards was $1,699 which is expected to be amortized over a weighted average service period of approximately 2.62 years. The weighted average grant date fair value of awards issued during the six months ended June 30, 2020 was $2.33 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The Company’s business is affected by the availability of financing to it and its customers;

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.
●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to staff for its labor requirements.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

●	The COVID-19 pandemic and its associated impact has had a significant adverse impact, and may continue to have a significant impact on our business, results of operations and financial condition.

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; and Loveland and Denver, Colorado. Lazydays also has a dedicated Service Center location near Houston, Texas, which opened in February 2020. Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites and operated RV rental fleets in Colorado that were phased out in 2019. The Company employs over 800 people at its nine dealership and service locations. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships and service centers in these key markets attract customers from all states, except Hawaii.

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

On May 19, 2020, the Company completed its acquisition of Korges Enterprises, Inc. (“Desert Autoplex RV”) located in Phoenix, Arizona. The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) approximately $4 million in cash, subject to a working capital adjustment and an inventory adjustment and (b) the assumption of approximately $11.6 million of Desert Autoplex RV’s floorplan debt, which was paid off and added to the Company’s current floorplan.

COVID-19 Developments

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. Although the impact of COVID-19 did not have a material adverse impact on the Company’s results of operations for the first quarter ended March 31, 2020, the Company began to see the impacts of COVID-19 on customer demand, the level of sales of new and pre-owned vehicles, the level of sales of parts, accessories and related services and the volume of service business in late March and April 2020, however, customer demand rebounded in May and June 2020. The Company is monitoring the outbreak of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees. Due to the rapid development and fluidity of this situation, the magnitude and duration of the pandemic and its impact on the Company’s operations and liquidity is uncertain as of the date of this report. While there could ultimately be a material impact on operations and liquidity of the Company, at the time of the filing of this Form 10-Q, the impact could not be determined.

The Company took a number of actions effective April 6, 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions include:

●	Reduction of its workforce by 25%;
●	Temporary reduction of Senior management salaries (April 2020 through May 2020);
●	Suspension of 2020 annual pay increases;
●	Temporary suspension of 401k match (April 2020 through May 2020);
●	Delay non-critical capital projects;
●	Focus resources on core sales and service operations

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

In response to continued economic uncertainty caused by the COVID-19 pandemic, subsidiaries of Lazydays Holdings, Inc. took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831,250, which mature on April 28, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236,040 and on May 4, 2020 for $636,665, which mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. The amount of the PPP Loan eligible for forgiveness will be reduced if the Company terminates employees or reduces salaries during the 8-week period. While the Company’s subsidiaries intend to use the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue, and other revenues. During the three and six months ended June 30, 2020 and 2019, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2020	2019	2020	2019
New vehicles	60.5%	55.9%	57.3%	56.2%
Pre-owned vehicles	29.0%	32.5%	31.3%	32.1%
Other	10.5%	11.6%	11.4%	11.7%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% and 89% of total revenues for the three and six months ended June 30, 2020 and 88% of total revenues for the three and six months ended June 30, 2019. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% and 96% of the cost of revenues for the three and six months ended June 30, 2020 and 96% of the cost of revenues for the three and six months ended June 30, 2019. Gross margin is gross profit as a percentage of revenue.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended June 30, 2020 and 2019, gross profit was $44.0 million and $35.5 million, respectively, and gross margin was 20.5% and 21.0%, respectively. For the six months ended June 30, 2020 and 2019, gross profit was $85.4 million and $72.4 million, respectively, and gross margin was 21.1% and 21.2%, respectively. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the variance in the Company’s gross margin during the periods presented.

During the three and six months ended June 30, 2020 and 2019, gross margins were unfavorably impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales, and contributed a smaller portion of total revenues during the three and six months ended June 30, 2020. These combined other revenues were 10.5% and 11.6%, respectively, of total revenues during the three months ended June 30, 2020 and 2019. These combined other revenues were 11.4% and 11.7%, respectively, of total revenues during the six months ended June 30, 2020 and 2019.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses as a percentage of gross profit allows the Company to monitor its expense control over a period of time. SG&A consists primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 52% to 60% of total selling, general and administrative expenses.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2020 and 2019, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 64.3% and 70.9%, respectively. For the six months ended June 30, 2020 and 2019, SG&A, excluding transaction costs, depreciation and amortization expense, and stock-based compensation as a percentage of gross profit was 69.5% and 71.3%. The decrease in this percentage reflects the Company growing gross profit more the SG&A costs increased, driven by the overall growth of the business improving fixed costs operating leverage, as well as overhead cost reductions implemented in April, 2020.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended June 30, 2020 and 2019.

Summary Financial Data

(in thousands)

	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Revenues
New and pre-owned vehicles	$191,505	$149,046
Other	22,456	$19,500
Total revenue	213,961	168,546

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	164,616	$128,017
Adjustments to LIFO reserve	(239)	$359
Other	5,631	$4,692
Total cost of revenues (excluding depreciation and amortization)	170,008	133,068

Gross profit (excluding depreciation and amortization)	43,953	35,478

Transaction costs	45	87
Depreciation and amortization expense	2,671	2,640
Stock-based compensation expense	340	1,112
Selling, general, and administrative expenses	28,269	25,151
Income from operations	12,628	6,488
Other income/expenses
Loss on sale of property and equipment	(6)	-
Interest expense	(2,018)	(2,531)
Total other expense	(2,024)	(2,531)
Income before income tax expense	10,604	3,957
Income tax expense	(2,536)	(2,099)
Net income	$8,068	$1,858

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Revenue

Revenue increased by approximately $45.5 million, or 26.9%, to $214.0 million from $168.5 million for the three months ended June 30, 2020 and 2019, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $42.5 million, or 28.5%, to $191.5 million from $149.0 million for the three months ended June 30, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $35.2 million, or 37.3%, to $129.4 million from $94.2 million for the three months ended June 30, 2020 and 2019, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,312 to 1,845. This increase was partially offset by a decrease in the average selling price from $71,300 for the three months ended June 30, 2019 as compared to $69,500 for the three months ended June 30, 2020.

Revenue from pre-owned vehicle sales increased by approximately $7.3 million, or 13.3%, to $62.1 million from $54.8 million for the three months ended June 30, 2020 and 2019, respectively. This was due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 780 to 1,105. This increase was partially offset by a decrease in the average revenue per unit sold from approximately $62,900 per unit for the three months ended June 30, 2019 to $52,700 for the three months ended June 30, 2020.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $3.0 million, or 15.2%, to $22.5 million from $19.5 million for the three months ended June 30, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $0.5 million, or 5.0%, to $9.2 million from $8.7 million due to increased volume.

Finance and insurance revenue increased by approximately $3.3 million, or 33.8%, to $12.8 million from $9.5 million for the three months ended June 30, 2020 as compared to June 30, 2019, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $0.7 million to $0.5 million for the three months ended June 30, 2020 as compared to $1.2 million for the three months ended June 30, 2019 due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $8.5 million, or 23.9%, to $44.0 million from $35.5 million for the three months ended June 30, 2020 and 2019, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $6.4 million, or 31.2%, to $27.1 million from $20.7 million for the three months ended June 30, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold offset by the decrease in the average selling price of both new motorized and pre-owned motorized and towable vehicles.

Other Gross Profit

Other gross profit increased by $2.0 million, or 13.6% to $16.8 million from $14.8 million for the three months ended June 30, 2020 and 2019, respectively, due to increased finance and insurance revenues associated with increased RV sales as well as higher penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $3.1 million, or 12.4%, to $28.3 million during the three months ended June 30, 2020, from $25.2 million during the three months ended June 30, 2019. The increase was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston, the Phoenix dealership acquired in May 2020 and increased performance wages which align with the increased unit sales and revenues for the period ending June 30, 2020. This increase was partially offset by a decrease in stock based compensation of $0.8 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $0.5 million to $2.0 million from $2.5 million for the three months ended June 30, 2020 and 2019, respectively, due primarily to more favorable interest rates and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $2.5 million and $2.1 million for the three month periods ending June 30, 2020 and 2019, respectively.

Results of Operations

Six Months

The following table sets forth information comparing certain components of net income for the six months ended June 30, 2020 and 2019.

Summary Financial Data

(in thousands)

	Six Months Ended June 30, 2020	Six Months Ended June 30, 2019
Revenues
New and pre-owned vehicles	$358,693	$301,680
Other	46,122	39,923
Total revenue	404,815	341,603

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	307,824	258,887
Adjustments to LIFO reserve	(45)	606
Other	11,610	9,685
Total cost of revenues (excluding depreciation and amortization)	319,389	269,178

Gross profit (excluding depreciation and amortization)	85,426	72,425

Transaction costs	301	315
Depreciation and amortization expense	5,308	5,335
Stock-based compensation expense	1,020	2,626
Selling, general, and administrative expenses	59,385	51,603
Income from operations	19,412	12,546
Other income/expenses
Loss on sale of property and equipment	(8)	(2)
Interest expense	(4,513)	(5,558)
Total other expense	(4,521)	(5,560)
Income before income tax expense	14,891	6,986
Income tax expense	(3,836)	(3,284)
Net income	$11,055	$3,702

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Revenue

Revenue increased by approximately $63.2 million, or 18.5%, to $404.8 million from $341.6 million for the six months ended June 30, 2020 and 2019, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $57.0 million, or 18.9%, to $358.7 million from $301.7 million for the six months ended June 30, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $39.8 million, or 20.7%, to $231.8 million from $192.0 million for the six months ended June 30, 2020 and 2019, respectively. This increase was due to an increase in the number of new vehicle units sold from 2,529 to 3,212. This increase was offset by a decrease in the average selling price from $75,500 for the three months ended June 30, 2019 as compared to $71,600 for the three months ended June 30, 2020.

Revenue from pre-owned vehicle sales increased by approximately $17.3 million, or 15.7%, to $126.9 million from $109.6 million for the six months ended June 30, 2020 and 2019, respectively. This was due to an increase in the number of pre-owned vehicles sold from 1,537 to 2,151, excluding wholesale units sold. This increase was offset by a decrease in the average revenue per unit sold from approximately $64,100 per unit for the six months ended June 30, 2019 as compared to $55,800 for the six months ended June 30, 2020, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $6.2 million, or 15.5%, to $46.1 million from $39.9 million for the six months ended June 30, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.4 million, or 13.8%, to $19.9 million from $17.5 million due to increased volume.

Finance and insurance revenue increased by approximately $4.7 million, or 24.8%, to $24.0 million from $19.3 million for the six months ended June 30, 2020 as compared to June 30, 2019, respectively, primarily due to higher penetration rates and higher per unit revenue in our extended warranty products.

Campground and miscellaneous revenue, which includes RV rental revenue, decreased by approximately $1.0 million to $2.2 million for the six months ended June 30, 2020 as compared to $3.2 million for the six months ended June 30, 2019 due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $13.0 million, or 18.0%, to $85.4 million from $72.4 million for the six months ended June 30, 2020 and 2019, respectively. This increase was attributable to growth in our core lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $8.7 million, or 20.7%, to $50.9 million from $42.2 million for the six months ended June 30, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold offset by the decrease in the average selling price of both new motorized and pre-owned motorized and towable vehicles.

Other Gross Profit

Other gross profit increased by $4.3 million, or 14.1% to $34.5 million from $30.2 million for the six months ended June 30, 2020 and 2019, respectively, due to increased finance and insurance revenues associated with increased RV sales as well as higher penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, excluding transaction costs, stock-based compensation, and depreciation and amortization, increased $7.8 million, or 15.1%, to $59.4 million during the six months ended June 30, 2020, from $51.6 million during the six months ended June 30, 2019. The increase was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston, the Phoenix dealership acquired in May 2020 and increased performance wages which align with the increased unit sales and revenues for the period ending June 30, 2020. This increase was partially offset by a decrease in stock based compensation of $1.6 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $1.1 million to $4.5 million from $5.6 million for the six months ended June 30, 2020 and 2019, respectively, due primarily to more favorable interest rates and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $3.8 million and $3.3 million for the three month periods ending June 30, 2020 and 2019, respectively.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months and six months ended June 30, 2020 and 2019 are shown in the tables below.

	Three Months Ended June 30,
	2020	2019

EBITDA
Net income	$8,068	$1,858
Interest expense, net*	2,018	2,531
Depreciation and amortization of property and equipment	1,624	1,687
Amortization of intangible assets	1,047	953
Income tax expense	2,536	2,099
Subtotal EBITDA	15,293	9,128
Floor plan interest	(565)	(1,049)
LIFO adjustment	(239)	359
Transaction costs	45	87
Loss on sale of property and equipment	6	-
Severance costs/Other	-	272
Stock-based compensation	340	1,112
Adjusted EBITDA	$14,880	$9,909

* Interest expense includes $1,177 relating to finance lease payments. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended June 30,
	2020	2019

EBITDA margin
Net income margin	3.8%	1.1%
Interest expense, net	0.9%	1.5%
Depreciation and amortization of property and equipment	0.8%	1.0%
Amortization of intangible assets	0.5%	0.6%
Income tax expense	1.2%	1.2%
Subtotal EBITDA margin	7.2%	5.4%
Floor plan interest	-0.3%	-0.6%
LIFO adjustment	-0.1%	0.2%
Transaction costs	0.0%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.2%
Stock-based compensation	0.2%	0.7%
Adjusted EBITDA	7.0%	5.9%

Note: Figures in the table may not recalculate exactly due to rounding.

	Six Months Ended June 30,
	2020	2019

EBITDA
Net income	$11,055	$3,702
Interest expense, net	4,513	5,558
Depreciation and amortization of property and equipment	3,213	3,428
Amortization of intangible assets	2,095	1,907
Income tax expense	3,836	3,284
Subtotal EBITDA	24,712	17,879
Floor plan interest	(1,595)	(2,518)
LIFO adjustment	435	606
Transaction costs	301	315
Loss on sale of property and equipment	8	2
Severance costs/Other	-	429
Stock-based compensation	1,020	2,626
Adjusted EBITDA	$24,881	$19,339

* Interest expense includes $2,358 relating to finance lease payments. Operating lease payments are included as rent expense and included in net income.

	Six Months Ended March 31,
	2020	2019

EBITDA margin
Net income margin	3.1%	1.1%
Interest expense, net	1.3%	1.6%
Depreciation and amortization of property and equipment	0.9%	1.0%
Amortization of intangible assets	0.6%	0.6%
Income tax expense	1.1%	1.0%
Subtotal EBITDA margin	7.0%	5.2%
Floor plan interest	-0.5%	-0.7%
LIFO adjustment	0.1%	0.2%
Transaction costs	0.1%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.1%
Stock-based compensation	0.3%	0.8%
Adjusted EBITDA	7.0%	5.7%

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Six Months Ended June 30,
	2020	2019
Net income	$11,055	$3,702
Non cash adjustments	6,677	8,286
Changes in operating assets and liabilities	65,878	47,059
Net cash provided by operating activities	83,610	59,047

Net cash used in investing activities	(765)	(5,899)
Net cash (used in) provided by financing activities	(52,253)	(49,599)
Net increase in cash	$30,592	$3,549

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $83.6 million during the six months ended June 30, 2020, compared to cash provided by operating activities of approximately $59.0 million for the six months ended June 30, 2019. Net income increased by approximately $7.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Adjustments for non-cash expenses, included in net income, decreased $1.6 million to $6.7 million for the six months ended June 30, 2020. During the six months ended June 30, 2020, there was approximately $65.9 million of cash changes in operating assets and liabilities as compared to $47.1 million of cash changes in operating assets and liabilities during the six months ended June 30, 2019. The fluctuations in assets and liabilities during the six months ended June 30, 2020 and June 30, 2019 were primarily due to the decrease in inventory of $71.3 million and $48.8 million, respectively, as the Company managed inventories down, particularly at the Tampa location.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $0.8 million during the six months ended June 30, 2020, compared to cash used in investing activities of approximately $5.9 million for the six months ended June 30, 2019. Net cash used in investing activities during the six months ended June 30, 2020 was primarily related to cash provided by the consummation of a sale leaseback in Nashville, Tennessee of $4.9 million offset by purchases of property and equipment of $3.0 million and cash paid for acquisitions of $2.7 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $52.3 million during the six months ended June 30, 2020, compared to approximately $49.6 million for the six months ending June 30, 2019. Net cash used in financing activities during the six months ended June 30, 2020 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $63.1 million. These payments were offset by cash provided by the new M&T mortgage for the Houston service center of $5.0 million and PPP loans of $8.7 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses. We believe, based on our current business plan, that our existing cash, funds available under the M&T Facility (defined below), funds received under the Paycheck Protection Program and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future which could include reduced sales and net income levels for the Company. Based on reduced sales levels in late March and early April, the company took actions to mitigate the expected impact of COVID-19 including reducing spending more broadly across the Company, focusing our resources on core sales and service operations and delaying non-critical capital projects. We also reduced our workforce by 25%, senior management agreed to temporarily forgo 25% of their salary, and we temporarily suspended 2020 annual pay increases and 401k matches. To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. In addition, the Company applied for and received funds under the PPP loan program. Due to significant improvements in sales in May 2020, the senior management resumed normal salaries in late May 2020. In addition, the 401k match was reinstated for all employees in late June 2020. The challenges posed by COVID-19 on the Company’s business are evolving rapidly. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

As of June 30, 2020, the Company had liquidity of approximately $62.1 million in cash and had working capital of approximately $47.1 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the six months ended June 30, 2020 and 2019, the Company invested approximately $3.0 million and $5.9 million in capital expenditures, respectively.

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

As of June 30, 2020, there was $92.4 million outstanding under the M&T Floor Plan Line of Credit, $14.2 million outstanding under the M&T Term Loan and $5.0 million outstanding on the M&T Mortgage.

In order to further mitigate the effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and was paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continue to accrue and are paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

Contractual and Commercial Commitments

During the six months ended June 30, 2020, the Company did not have any significant changes in its contractual and commercial commitments.

Off-Balance Sheet Arrangements

As of June 30, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our largest location in Tampa, Florida. In addition, the northern locations in Colorado, Tennessee and Minnesota generally experience modestly higher vehicle sales during the spring months.

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

Please refer to Note 2 of the accompanying unaudited condensed consolidated financial statements for the update to the Company’s revenue recognition policies as a result of the adoption of ASC 606 and ASC 842. There have been no other material changes in the Company’s critical accounting policies from those previously reported and disclosed in its Annual Report on Form 10-K.

Item 3 . — Quantitative and Qualitative Disclosures About Market Risk .

Information requested by this Item is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 4. — Controls and Procedures .

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic had a significant adverse impact, on our business, results of operations, and financial condition in the first months of the pandemic. While increased sales since then have more than offset initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and our sales may ultimately decline. The long term effects of COVID-19 could result in a net negative impact on our business.

Beginning in mid-to-late March of 2020, the COVID-19 pandemic has led to severe disruptions in general economic activities as businesses and federal, state, and local governments took increasingly broad actions to mitigate the impact of the COVID-19 pandemic on public health, including a number of “shelter in place” or “stay at home” orders in the states in which we operate. Although we continued to conduct business and have modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues, and our service business is currently operating below full capacity in all of our service locations. We previously enacted cost saving measures, including the reduction of our workforce by 25% and senior management agreeing to temporarily forego 25% of their salary. Senior management was able to resume normal salaries in late May 2020, and the workforce has been adjusted where necessary to meet demand. We are delaying non-critical capital projects and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic. To further protect our liquidity and cash position, we had negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program.

Starting in May 2020, we experienced significant improvement in sales of new and pre-owned vehicles. Such improved sales could be due to changes in consumer choices as a result of COVID-19, and therefore, no assurance can be provided that such growth is sales will continue at the same rate or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, and our liquidity could be negatively impacted, if sales trends from the second quarter are reversed As a result, we may be required to pursue additional sources of financing to obtain working capital and meet our financial obligations. Our ability to obtain any additional financing on favorable terms, or at all, is not guaranteed and largely dependent upon evolving market conditions and other factors. Additionally, while we intend to pursue the forgiveness of the PPP Loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained. Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 - January 31, 2020	1,000	$4.28	79,000	$3,682.00
February 1, 2020 - February 29, 2020	12,405	$4.22	91,405	$3,630.00
March 1, 2020 - March 31, 2020	31,324	$2.81	122,729	$3,541.00
April 1, 2020 - April 30, 2020	18,570	$2.15	141,299	$3,502.00

(1)	On November 7, 2019, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of common stock. The program is effective through December 31, 2020.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.1	Third Amendment and Joinder to Credit Agreement, dated as of March 6, 2020, by and among the Existing Borrowers named therein, Lone Star Acquisition LLC, authorized to conduct business in the State of Texas as Lone Star Land of Houston, LLC, Lone Star Diversified, LLC, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement (filed as Exhibit 10.19 to the Form 10-K filed on March 20, 2020 and incorporated herein by reference).

10.2*	Fourth Amendment to Credit Agreement, dated as of April 15, 2020, by and among the Borrowers named therein, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	XBRL Taxonomy Extension Schema Document

101 CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	XBRL Extension Label Linkbase Document

101 PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

Lazydays Holdings, Inc.

Dated July 31, 2020	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated July 31, 2020	/s/ NICHOLAS TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

