Form 10-Q
period 2020-09-30
Lazydays Holdings, Inc.
filed 2020-11-06
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

There were 9,593,150 shares of common stock, par value $0.0001, issued and outstanding as of October 30, 2020.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2020

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash	$81,654	$31,458
Receivables, net of allowance for doubtful accounts of $654 and $382 at September 30, 2020 and December 31, 2019, respectively	20,697	16,025
Inventories	71,546	160,864
Income tax receivable	-	326
Prepaid expenses and other	2,862	2,999
Total current assets	176,759	211,672

Property and equipment, net	95,337	86,876
Operating lease assets	16,283	-
Goodwill	40,742	38,979
Intangible assets, net	68,473	68,854
Other assets	311	255
Total assets	$397,905	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	September 30,	December 31,
	2020	2019
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$37,373	$23,855
Income taxes payable	2,208	-
Dividends payable	10,983
Floor plan notes payable, net of debt discount	59,150	143,949
Financing liability, current portion	1,462	936
Long-term debt, current portion	23,468	5,993
Operating lease liability, current portion	3,164	-
Total current liabilities	137,808	174,733

Long term liabilities
Financing liability, non-current portion, net of debt discount	71,095	63,557
Long term debt, non-current portion, net of debt discount	10,512	15,573
Operating lease liability, non-current portion	12,841	-
Deferred tax liability	16,451	16,450
Total liabilities	248,707	270,313

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of September 30, 2020 and December 31, 2019; liquidation preference of $60,000 and $65,910 as of September 30, 2020 and December 31, 2019, respectively	54,983	60,893

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,593,150 and 8,506,666 shares issued and 9,451,851 and 8,428,666 outstanding at September 30, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	78,931	79,186
Treasury Stock, at cost, 141,299 and 78,000 shares at September 30, 2020 and December 31, 2019, respectively	(499)	(314)
Retained earnings (accumulated deficit)	15,783	(3,442)
Total stockholders’ equity	94,215	75,430
Total liabilities and stockholders’ equity	$397,905	$406,636

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues
New and pre-owned vehicles	$194,552	$138,861	$553,245	$440,541
Other	21,171	19,541	67,293	59,464
Total revenues	215,723	158,402	620,538	500,005

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of ($1,431), $910, ($1,481) and $1,516, respectively)	160,837	123,017	468,616	382,510
Other	5,544	4,841	17,154	14,526
Total cost applicable to revenue	166,381	127,858	485,770	397,036

Transaction costs	233	193	534	508
Depreciation and amortization	2,760	2,732	8,068	8,067
Stock-based compensation	219	1,286	1,239	3,912
Selling, general, and administrative expenses	28,598	25,570	87,983	77,173
Income from operations	17,532	763	36,944	13,309
Other income/expenses
Loss on sale of property and equipment	-	13	(8)	11
Interest expense	(1,749)	(2,321)	(6,262)	(7,879)
Total other expense	(1,749)	(2,308)	(6,270)	(7,868)
Income before income tax expense	15,783	(1,545)	30,674	5,441
Income tax expense	(4,184)	(941)	(8,020)	(4,225)
Net income (loss)	$11,599	$(2,486)	$22,654	$1,216
Dividends on Series A Convertible Preferred Stock	(1,745)	(1,581)	(5,073)	(4,290)
Net income attributable to common stock and participating securities	$9,854	$(4,067)	$17,581	$(3,074)

EPS:
Basic and diluted income (loss) per share	$0.55	$(0.41)	$1.00	$(0.31)
Weighted average shares outstanding - basic and diluted	10,807,368	9,811,107	10,747,370	9,772,907

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2020	8,506,666	$-	78,000	$(314)	$79,186	$(3,442)	$75,430
Stock-based compensation	-	-	-	-	680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		2,987	2,987
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$78,222	$(455)	$77,308
Stock-based compensation	-	-			340	-	340
Repurchase of Treasury Stock	-	-	18,570	(40)	-	-	(40)
Shares issued pursuant to the Employee Stock Purchase Plan	41,858				150		150
Dividends on Series A preferred stock	-	-	-	-	-	(1,684)	(1,684)
Net income	-	-	-	-	-	8,068	8,068
Balance at June 30, 2020	8,548,524	$-	141,299	$(499)	$78,712	$5,929	$84,142
Stock-based compensation	-	-	-	-	219	-	219
Conversion of pre-funded warrants, warrants and options	1,044,626	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	(1,745)	(1,745)
Net income	-	-	-	-	-	11,599	11,599
Balance at September 30, 2020	9,593,150	$-	141,299	$(499)	$78,931	$15,783	$94,215

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2019 THROUGH SEPTEMBER 30, 2019

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	Equity
Balance at January 1, 2019	8,471,608	$-	-	-	$80,606	$(4,156)	$76,450
Repurchase of Unit Purchase Options	-	-	-	-	(500)	-	(500)
Stock-based compensation	-	-	-	-	1,514	-	1,514
Dividends on Series A preferred stock			-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	1,844	1,844
Balance at March 31, 2019	8,471,608	$-	-	$-	$80,436	$(2,312)	$78,124
Stock-based compensation	-	-	-	-	1,112	-	1,112
Dividends on Series A preferred stock	-	-	-	-	(1,525)	-	(1,525)
Net income	-	-	-	-	-	1,858	1,858
Balance at June 30, 2019	8,471,608	$-	-	$-	$80,023	$(454)	$79,569
Stock-based compensation	-	$-	-	$-	$1,286	$-	$1,286
Dividends on Series A preferred stock	-	-	-	-	(1,581)	-	$(1,581)
Net income	-	-	-	-	-	(2,486)	$(2,486)
Balance at September 30, 2019	8,471,608	$-	-	$-	$79,728	$(2,940)	$76,788

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Cash Flows From Operating Activities
Net income	$22,654	$1,216
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,239	3,912
Bad debt expense	319	255
Depreciation and amortization of property and equipment	4,925	5,144
Amortization of intangible assets	3,143	2,923
Amortization of debt discount	127	215
Non-cash lease expense	160	-
Loss (gain) on sale of property and equipment	8	(11)
Changes in operating assets and liabilities:
Receivables	(4,092)	(4,661)
Inventories	100,060	54,010
Prepaid expenses and other	140	226
Income tax receivable/payable	2,534	3,165
Other assets	(53)	62
Accounts payable, accrued expenses and other current liabilities	12,758	300
Operating lease liability	(2,021)	-

Total Adjustments	119,247	65,540

Net Cash Provided By Operating Activities	141,901	66,756

Cash Flows From Investing Activities
Cash paid for acquisitions	(2,749)	(2,568)
Proceeds from sales of property and equipment	4,963	37
Purchases of property and equipment	(9,219)	(7,907)

Net Cash Used In Investing Activities	(7,005)	(10,438)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(96,199)	(47,769)
Borrowings under Houston mortgage with M&T bank and PPP Loans	14,840	-
Repayment of long term debt with M&T bank	(1,450)	(2,175)
Proceeds from financing liability	1,343	3,972
Repayments of financing liability	(788)	(527)
Payment of dividends on Series A preferred stock	-	(1,210)
Repurchase of Unit Purchase Options	-	(500)
Repurchase of Treasury Stock	(185)	-
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	150	-
Proceeds from exercise of stock options	40	-
Repayments of acquisition notes payable	(2,320)	(1,181)
Loan issuance costs	(131)	-

Net Cash Used In Financing Activities	(84,700)	(49,390)

Net Increase In Cash	50,196	6,928

Cash - Beginning	31,458	26,603

Cash - Ending	$81,654	$33,531

See the accompanying notes to the unaudited condensed consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2020	For the nine months ended September 30, 2019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$6,483	$7,805
Cash paid during the period for income taxes net of refunds received	$5,486	$1,061

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$-	$678
Fixed assets purchased with accounts payable	$-	$1,093
Accrued dividends on Series A Preferred Stock	$5,073	$4,290
Operating lease assets - ASC 842 adoption	$(17,781)	$-
Operating lease liabilities - ASC 842 adoption	$17,845	$-
Operating lease assets - new	$(756)	$-
Operating lease liabilities - new	$756	$-
Net assets acquired in acquisitions		$3,045
Net assets acquired in acquisitions	$2,749	$5,613

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s consolidated financial statements and notes as of December 31, 2019 and 2018 and for the years then ended, included in the Annual Report on Form 10-K filed with the SEC on March 20, 2020. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting standard updates which clarified principles for recognizing revenue arising from contracts with customers (Accounting Standards Codification (“ASC”) 606 (“ASC 606”) which superseded existing accounting guidance for revenue recognition. The core principle of the revenue standard is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance applies a five-step model for revenue measurement and recognition, and also requires increased disclosures including the nature, amount, timing, and uncertainty of revenue and cash flows related to contracts with clients.

The Company adopted the new revenue recognition standard at the beginning of the first quarter of fiscal 2019 using the modified retrospective method of adoption. Based on the evaluation, the Company did not identify customer contracts which will require different recognition under the new guidance.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

New vehicle revenue	$130,297	$86,814	$362,139	$278,860
Preowned vehicle revenue	64,255	52,047	191,106	161,681
Parts, accessories, and related services	9,470	8,813	29,400	26,319
Finance and insurance revenue	11,073	9,253	35,108	28,505
Campground, rental, and other revenue	628	1,475	2,785	4,640
Total	$215,723	$158,402	$620,538	$500,005

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

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement (the Company’s rental business was phased out in 2019). The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying Condensed Consolidated Statements of Income. Campground revenue is also recognized over the time period of use of the campground.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of some contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and if applicable, an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the additions to the charge-back allowance, which is included in other revenue as follows (unaudited):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Gross finance and insurance revenues	$13,073	$10,395	$39,573	$32,082
Additions to charge-back allowance	(2,000)	(1,142)	(4,465)	(3,577)
Net Finance Revenue	$11,073	$9,253	$35,108	$28,505

The Company has an accrual for charge-backs which totaled $5,989 and $4,221 at September 30, 2020 and December 31, 2019, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the nine months ended September 30, 2020, $1,898 of contract liabilities as of December 31, 2019 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $2,239 and $3,719 as of September 30, 2020 and December 31, 2019, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income (loss) per common share:

	Three months ended		Nine months ended
(Dollars in thousands - except share and per share amounts)	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Distributed earning allocated to common stock	$-	$-	$-	$-
Undistributed earnings allocated to common stock	5,991	(4,067)	10,751	(3,074)
Net earnings allocated to common stock	5,991	(4,067)	10,751	(3,074)
Net earnings allocated to participating securities	3,863	-	6,830	-
Net earnings allocated to common stock and participating securities	$9,854	$(4,067)	$17,581	$(3,074)

Weighted average shares outstanding for basic earnings per common share	9,753,211	9,811,107	9,746,136	9,722,907
Dilutive effect of warrants and options	1,054,157	-	1,001,234	-
Weighted average shares outstanding for diluted earnings per share computation	10,807,368	9,811,107	10,747,370	9,722,907

Basic income (loss) per common share	$0.55	$(0.41)	$1.00	$(0.31)
Diluted income (loss) per common share	$0.55	$(0.41)	$1.00	$(0.31)

The denominator of the basic and dilutive EPS was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Weighted average outstanding common shares	9,452,854	8,471,608	9,445,779	8,433,408
Weighted average prefunded warrants	300,357	1,339,499	300,357	1,339,499
Weighted average warrants	381,071	-	381,071	-
Weighted average options	673,086	-	620,163	-
Weighted shares outstanding - basic and diluted	10,807,368	9,811,107	10,747,370	9,772,907

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Shares underlying Series A Convertible Preferred Stock	-	6,231,950	-	5,962,733
Shares underlying warrants	-	4,677,458	-	4,677,458
Stock options	150,000	3,677,580	150,000	3,677,580
Shares issuable under the Employee Stock Purchase Plan	20,529	30,077	20,259	30,077
Share equivalents excluded from EPS	170,529	14,617,065	170,259	14,347,848

As of September 30, 2020, the Company had declared dividends of $10,983 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on October 7, 2020. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of September 30, 2020. Upon conversion the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $2,139 and $2,656 for the three months ended September 30, 2020 and September 30, 2019, respectively, and $9,229 and $9,946 for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Seasonality

The Company’s combined operations generally experience modestly higher vehicle sales in the first half of each year during the winter months at the Company’s Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee and Minnesota generally experience modestly higher vehicle sales during the spring months.

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the three months ended September 30, 2020, four major manufacturers accounted for 29.4%, 26.8%, 20.4% and 20.2% of RV purchases. During the nine months ended September 30, 2020, four major manufacturers accounted for 26.8%, 24.1%, 23.3% and 19.4% of RV purchases.

During the three months ended September 30, 2019, five major manufacturers accounted for 30.5%, 21.1%, 18.4%, 16.9% and 10.9% of RV purchases. During the nine months ended September 30, 2019, four major manufacturers accounted for 35.7%, 19.4%, 18.7% and 14.8% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations and Arizona locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Florida	56%	62%	64%	67%
Colorado	17%	19%	15%	15%
Arizona	12%	6%	9%	7%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather and other changes in these regions.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and globally. The Company is monitoring the progress of COVID-19 and the related business and travel restrictions and changes to behavior intended to reduce its spread, and its impact on operations, financial position, cash flows, inventory, supply chains, purchasing trends, customer payments, and the industry in general, in addition to the impact on its employees.

Due to the early impact of the COVID-19 pandemic, the Company took a number of actions effective April 6, 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions included:

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

Starting in May 2020, the Company experienced significant improvement in sales of new and pre-owned vehicles. Senior management was able to resume normal salaries in late May 2020, and the Company adjusted its workforce where necessary to meet demand. The Company continued to delay non-critical capital projects and is focusing its resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic.

The extent to which the COVID-19 pandemic ultimately impacts the Company’s business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, the Company may experience significant adverse effects to its business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income (loss).

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to September 30, 2020 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than the item below.

On October 6, 2020, the Company completed its acquisition of Total Value Recreation Vehicles of Indiana, Inc. (Total RV) located in Elkhart, Indiana. The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment and (b) the assumption of of Total RV’s floorplan debt, which was paid off and added to the Company’s current floorplan. In addition, the Company purchased an adjoining parcel of land from the same seller.

NOTE 3 – BUSINESS COMBINATION

Acquisitions of Dealerships

On August 1, 2019, the Company consummated its asset purchase agreement with Alliance Coach Inc. (“Alliance”). The purchase price consisted of cash and a note payable to the seller of Alliance. The note payable is a two year note maturing on August 1, 2021, which requires monthly payments of $134 in principal and interest. The note bears interest at 5.0% per year. As part of the acquisition, the Company acquired the inventory of Alliance and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

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

The Company recorded approximately $27,723 in revenue and $1,882 in net income prior to income taxes during the period from July 1, 2020 to September 30, 2020 related to these acquisitions. The Company recorded approximately $61,414 in revenue and $4,079 in net income prior to income taxes during the period for the nine months ended September 30, 2020 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Alliance and Korges had been consummated on January 1, 2019.

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenue	$215,723	$173,416	$636,544	$562,401
Income before income taxes	$15,783	$(1,241)	$30,758	$7,301
Net income (loss)	$11,599	$(2,246)	$22,721	$2,686

The Company adjusted the combined income of Lazydays RV with Alliance and Korges and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	September 30, 2020	December 31, 2019
	(Unaudited)
New recreational vehicles	$50,587	$124,096
Pre-owned recreational vehicles	19,060	36,639
Parts, accessories and other	4,138	3,848
	73,785	164,583
Less: excess of current cost over LIFO	(2,239)	(3,719)
Total	$71,546	$160,864

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Accounts payable	$15,465	$11,231
Other accrued expenses	7,419	3,392
Customer deposits	3,693	2,267
Accrued compensation	4,744	2,388
Accrued charge-backs	5,989	4,221
Accrued interest	63	356
Total	$37,373	$23,855

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

As of September 30, 2020, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.4 years and 5.0%, respectively.

Operating lease costs for the three and nine month periods ending September 30, 2020 was $938 and $2,894, respectively, including variable lease costs. There were no short term leases for the three and nine months ended September 30, 2020.

Maturities of lease liabilities as of September 30, 2020 were as follows:

Maturity Date	Operating Leases
Remaining three months ending December 31, 2020	$988
2021	3,838
2022	3,520
2023	3,317
2024	2,586
Thereafter	4,118
Total lease payments	18,367
Less: Imputed Interest	2,362
Present value of lease liabilities	$16,005

The following presents supplemental cash flow information related to leases during 2020:

For the nine months ended September 30, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$2,894

ROU assets obtained in exchange for lease liabilities:
Operating leases	$756
Finance lease	$4,015
$4,771

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC for $4,921. The Company has entered into a lease agreement with the buyer with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC. The commencement date of the lease will occur at the completion of construction which is expected to occur in the fourth quarter of 2020.

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The mortgage loans maximum borrowing amount is $6,136. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on March 15, 2021 when all remaining principal and accrued interest payments become due. As of September 30, 2020, the mortgage balance was $6,136 and the interest rate was 2.4375%.

In order to help mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T Credit agreement on April 15, 2020 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit (as defined below) will continue to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

As of September 30, 2020, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2020 and taking into account the effect of the Fourth Amendment to the Credit Agreement entered into on April 15, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $22,795 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of September 30, 2020, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.14663%.

The M&T Floor Plan Line of Credit consists of the following:

	As of September 30, 2020	As of December 31, 2019
	(Unaudited)
Floor plan notes payable, gross	$59,255	$144,133
Debt discount	(105)	(184)
Floor plan notes payable, net of debt discount	$59,150	$143,949

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of September 30, 2020, there was $13,475 outstanding under the M&T Term Loan. As of September 30, 2020, the interest rate on the M&T Term Loan was 2.4375%.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver bears interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the three and nine months ended September 30, 2020, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. The amount of the PPP Loan eligible for forgiveness will be reduced if the Company terminates employees or reduces salaries during the 8-week period. While the Company’s subsidiaries used the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained.

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $4,184 and $941 for the three months ended September 30, 2020 and 2019, respectively, which represent effective tax rates of approximately 26% and (61%), respectively. The Company recorded a provision for federal and state income taxes of $8,020 and $4,225 for the nine months ended September 30, 2020 and 2019, respectively, which represent effective tax rates of approximately 26% and 77%, respectively.

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

Due to the COVID-19 pandemic, as of April 6, 2020, senior management opted to forgo 25% of their salary in order to reduce costs to align with decreased demand in sales and services. Due to improvements in sales in May 2020, senior management resumed normal salaries in late May 2020.

Director Compensation

The Company’s non-employee members of the board of directors receives annual cash compensation of $50 for serving on the board of directors, $5 for serving on a committee of the board of directors (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the board of directors.

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

The discount associated with the Series A Preferred Stock was not accreted during the three months ended September 30, 2020 because redemption was not currently deemed to be probable.

The Company’s board of directors declared a dividend payment on the Series A Preferred Stock of $10,983 for the nine months ended September 30, 2020. The dividend was paid on October 7, 2020 to the holders. As a result, all Series A Preferred Stock accrued dividends were paid, and the dividend rate returned to 8% effective October 1, 2020.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of September 30, 2020, there were 274,557 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three and nine month periods ended September 30, 2020, the Company recorded $14 and $85, respectively, of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2020	4,677,458	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	-	$-
Warrants outstanding September 30, 2020	4,677,458	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	3,798,818	$10.63
Granted	530,000	$10.08
Cancelled or terminated	(178,809)	$(10.47)
Exercised	(6,250)	$6.47
Options outstanding at September 30, 2020	4,143,759	$10.56	2.91	$9,066
Options vested at September 30, 2020	166,919	$8.05	3.96	$683

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase and aggregate of 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares of common stock underlying the CEO’s stock options and 583,366 shares of common stock underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least thirty (30) out of thirty-five (35) consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon the VWAP exceeding $13.125 per share; an additional 30% of the options shall vest upon the VWAP exceeding $17.50 per share; an additional 30% of the options shall vest upon the VWAP exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received a stock option award exercisable for 583,366 shares of common stock under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

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

The expense recorded for awards with market conditions was $75, and $848 during the three and nine month periods ended September 30, 2020 and $1,201 and $3,730 during the three and nine month periods ended September 30, 2019, which is included in operating expenses in the condensed consolidated statements of income.

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

During the nine months ended September 30, 2020, stock options to purchase 530,000 shares of common stock were issued to employees and board members. The options have an exercise price of $7.91, $8.50 or $14.68. The options had a five year life and a four year vesting period. The fair value of the awards of $1,915 was determined using the Black-Scholes option pricing model based on the following range of assumptions:

For the nine months ended September 30, 2020
Risk free interest rate	0.25% - 0.43%
Expected term (years)	3.50-3.75
Expected volatility	55% - 73%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $130 and $309 for the three and nine month periods ended September 30, 2020 and $61 and $158 for the three and nine month periods ended September 30, 2019, which is included in operating expenses in the condensed consolidated statements of income.

As of September 30, 2020, total unrecorded compensation cost related to all non-vested awards was $2,487 which is expected to be amortized over a weighted average service period of approximately 3.04 years. The weighted average grant date fair value of awards issued during the nine months ended September 30, 2020 was $3.61 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●

The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations and financial condition in the first months of the pandemic; while increased sales since then have more than offset the initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on its business;

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

●

Natural disasters (including hurricanes), whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to staff for its labor requirements.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors. As a result, these holders may influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; Loveland and Denver, Colorado; and Elkhart, Indiana. We furthermore have a dedicated Service Center location near Houston, Texas.

Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites and operated RV rental fleets in Colorado that were phased out in 2019. The Company employs approximately 900 people at its dealership and service locations. The Company’s dealership locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Texas and Indiana) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships and service centers in these key markets attract customers from all states, except Hawaii.

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

On October 6, 2020, we completed our acquisition of Total Value Recreational Vehicles of Indiana, Inc. (“Total Value RV”) located in Elkhart, Indiana. The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment and (b) the assumption of Total Value RV’s floorplan debt, which was paid off and added to our current floorplan. In addition, we acquired related real estate from the same seller.

COVID-19 Developments

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease COVID-19 a pandemic, which continues to spread throughout the United States and globally. Beginning in mid-to-late March of 2020, the COVID-19 pandemic led to severe disruptions in general economic activity as businesses and federal, state, and local governments took increasingly broad actions to mitigate the impact of the pandemic on public health, including through “shelter in place” or “stay at home” orders in the states in which we operate. As we modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues.

We took a number of actions in April 2020 to adjust resources and costs to align with reduced demand caused by the pandemic. These actions included:

●	Reduction of our workforce by 25%;
●	Temporary reduction of senior management salaries (April 2020 through May 2020);
●	Suspension of 2020 annual pay increases;
●	Temporary suspension of 401k match (April 2020 through May 2020);
●	Delay of non-critical capital projects; and
●	Focus of resources on core sales and service operations.

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”).

Starting in May 2020, we experienced significant improvement in sales of new and pre-owned vehicles. Senior management was able to resume normal salaries in late May 2020, and we adjusted our workforce where necessary to meet demand. We continued to delay non-critical capital projects and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. We can provide no assurances that such growth in sales will continue at the same rate or at all, over any time period, and sales may ultimately decline.

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

See “Part II - Item 1.A. Risk Factors” in this quarterly report on Form 10-Q for a discussion of additional risks related to COVID-19.

How The Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue, and other revenues. During the three and nine months ended September 30, 2020 and 2019, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2020	2019	2020	2019
New vehicles	60.4%	54.8%	58.4%	55.8%
Pre-owned vehicles	29.8%	32.9%	30.8%	32.3%
Other	9.8%	12.3%	10.8%	11.9%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% and 89% of total revenues for the three and nine months ended September 30, 2020 and 88% of total revenues for the three and nine months ended September 30, 2019. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three and nine months ended September 30, 2020 and 96% and 97% of the cost of revenues for the three and nine months ended September 30, 2019. Gross margin is gross profit as a percentage of revenue.

For the three months ended September 30, 2020 and 2019, gross profit was $49.3 million and $30.5 million, respectively, and gross margin was 22.9% and 19.3%, respectively. For the nine months ended September 30, 2020 and 2019, gross profit was $134.8 million and $103.0 million, respectively, and gross margin was 21.7% and 20.6%, respectively. Last-in, first-out (“LIFO”) adjustments were $1.4 million and $1.5 million for the three and nine months ended September 30, 2020, respectively, which positively affected gross profit.

For the three and nine months ended September 30, 2020, gross margins were unfavorably impacted by other revenue relative to new and pre-owned vehicle sales revenues, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales, and contributed a smaller portion of total revenues for the three and nine months ended September 30, 2020 than for the prior year periods. These combined other revenues were 9.8% and 12.3%, respectively, of total revenues for the three months ended September 30, 2020 and 2019. These combined other revenues were 10.8% and 11.9%, respectively, of total revenues for the nine months ended September 30, 2020 and 2019.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and averages approximately 50% to 60% of total selling, general and administrative expenses. SG&A expenses do not include transaction costs, stock based compensation and depreciation and amortization expense. SG&A expenses as a percentage of gross profit allows the Company to monitor its expenses over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2020 and 2019, SG&A, as a percentage of gross profit was 58.0% and 83.7%, respectively. For the nine months ended September 30, 2020 and 2019, SG&A, as a percentage of gross profit was 65.3% and 74.9%. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business improving fixed costs operating leverage, as well as overhead cost reductions implemented in April 2020.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income (loss) for the three months ended September 30, 2020 and 2019.

Summary Financial Data

(in thousands)

	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Revenues
New and pre-owned vehicles	$194,552	$138,861
Other	21,171	$19,541
Total revenue	215,723	158,402

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	162,269	$122,107
Adjustments to LIFO reserve	(1,432)	$910
Other	5,544	$4,841
Total cost of revenues (excluding depreciation and amortization)	166,381	127,858

Gross profit (excluding depreciation and amortization)	49,342	30,544

Transaction costs	233	193
Depreciation and amortization expense	2,760	2,732
Stock-based compensation expense	219	1,286
Selling, general, and administrative expenses	28,598	25,570
Income from operations	17,532	763
Other income/expenses
Loss on sale of property and equipment	-	13
Interest expense	(1,749)	(2,321)
Total other expense	(1,749)	(2,308)
Income before income tax expense	15,783	(1,545)
Income tax expense	(4,184)	(941)
Net income (loss)	$11,599	$(2,486)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Revenue

Revenue increased by approximately $57.3 million, or 36.2%, to $215.7 million from $158.4 million for the three months ended September 30, 2020 and 2019, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $55.7 million, or 40.1%, to $194.6 million from $138.9 million for the three months ended September 30, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $43.5 million, or 50.1%, to $130.3 million from $86.8 million for the three months ended September 30, 2020 and 2019, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,248 to 1,645, as well as an increase in the average selling price from $69,100 to $76,900 per unit.

Revenue from pre-owned vehicle sales increased by approximately $12.2 million, or 23.5%, to $64.2 million from $52.0 million for the three months ended September 30, 2020 and 2019, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 687 to 950. This increase was partially offset by a decrease in the average revenue per unit sold from approximately $65,500 to $62,900 per unit.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $1.6 million, or 8.2%, to $21.1 million from $19.5 million for the three months ended September 30, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $0.7 million, or 7.5%, to $9.5 million from $8.8 million due to increased volume.

Finance and insurance revenue increased by approximately $1.8 million, or 19.7%, to $11.1 million from $9.3 million for the three months ended September 30, 2020 as compared to September 30, 2019, respectively, primarily due to higher unit sales.

Campground and miscellaneous revenue, which included RV rental revenue, decreased by approximately $0.9 million to $0.6 million for the three months ended September 30, 2020 as compared to $1.5 million for the three months ended September 30, 2019 due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $18.8 million, or 61.5%, to $49.3 million from $30.5 million for the three months ended September 30, 2020 and 2019, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $17.9 million, or 112.8%, to $33.7 million from $15.8 million for the three months ended September 30, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold, the increase in the average selling price of new units and a $2.3 million decrease in LIFO adjustments due to decreases in inventory levels, partially offset by the decrease in the average selling price of pre-owned motorized vehicles.

Other Gross Profit

Other gross profit increased by $0.9 million, or 6.3% to $15.6 million from $14.7 million for the three months ended September 30, 2020 and 2019, respectively, due to increased finance and insurance revenues associated with increased RV sales as well as higher penetration rates on the Company’s finance and insurance products, partially offset by the effect of the discontinuation of the rental business.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation, and depreciation and amortization, increased $3.0 million, or 11.8%, to $28.6 million for the three months ended September 30, 2020, from $25.6 million for the three months ended September 30, 2019. The increase was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston, the Phoenix dealership acquired in May 2020 and increased performance wages as a result of the increased unit sales and revenues for the period ending September 30, 2020. This increase was partially offset by a decrease in stock based compensation of $1.1 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $0.6 million to $1.7 million from $2.3 million for the three months ended September 30, 2020 and 2019, respectively, due primarily to more favorable interest rates, lower floorplan balances and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $4.2 million and $0.9 million for the three month periods ending September 30, 2020 and 2019, respectively.

Results of Operations

Nine Months

The following table sets forth information comparing certain components of net income for the nine months ended September 30, 2020 and 2019.

Summary Financial Data

(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Revenues
New and pre-owned vehicles	$553,245	$440,541
Other	67,293	59,464
Total revenue	620,538	500,005

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	470,097	380,994
Adjustments to LIFO reserve	(1,481)	1,516
Other	17,154	14,526
Total cost of revenues (excluding depreciation and amortization)	485,770	397,036

Gross profit (excluding depreciation and amortization)	134,768	102,969

Transaction costs	534	508
Depreciation and amortization expense	8,068	8,067
Stock-based compensation expense	1,239	3,912
Selling, general, and administrative expenses	87,983	77,173
Income from operations	36,944	13,309
Other income/expenses
(Loss) gain on sale of property and equipment	(8)	11
Interest expense	(6,262)	(7,879)
Total other expense	(6,270)	(7,868)
Income before income tax expense	30,674	5,441
Income tax expense	(8,020)	(4,225)
Net income	$22,654	$1,216

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Revenue

Revenue increased by approximately $120.5 million, or 24.1%, to $620.5 million from $500.0 million for the nine months ended September 30, 2020 and 2019, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $112.7 million, or 25.6%, to $553.2 million from $440.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $83.3 million, or 29.9%, to $362.2 million from $278.9 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was due to an increase in the number of new vehicle units sold from 3,774 to 4,815. The average selling price remained steady at $73,400 for the nine months ended September 30, 2020 and 2019.

Revenue from pre-owned vehicle sales increased by approximately $29.4 million, or 18.2%, to $191.1 million from $161.7 million for the nine months ended September 30, 2020 and 2019, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold from 2,223 to 3,106, excluding wholesale units sold. This increase was offset by a decrease in the average revenue per unit sold from approximately $64,500 per unit for the nine months ended September 30, 2019 as compared to $58,000 for the nine months ended September 30, 2020.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $7.8 million, or 13.2%, to $67.3 million from $59.5 million for the nine months ended September 30, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $3.1 million, or 11.7%, to $29.4 million from $26.3 million due to increased volume.

Finance and insurance revenue increased by approximately $6.6 million, or 23.2%, to $35.1 million from $28.5 million for the nine months ended September 30, 2020 as compared to September 30, 2019, respectively, primarily due to higher unit sales.

Campground and miscellaneous revenue, which included RV rental revenue, decreased by approximately $1.9 million to $2.7 million for the nine months ended September 30, 2020 as compared to $4.6 million for the nine months ended September 30, 2019 due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $31.8 million, or 30.9%, to $134.8 million from $103.0 million for the nine months ended September 30, 2020 and 2019, respectively. This increase was attributable to growth in our core lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $26.6 million, or 45.8%, to $84.6 million from $58.0 million for the nine months ended September 30, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold, partially offset by the decrease in the average selling price of pre-owned motorized vehicles and a $3.0 million decrease in LIFO adjustments due to decreases in inventory levels.

Other Gross Profit

Other gross profit increased by $5.2 million, or 11.6% to $50.1 million from $44.9 million for the nine months ended September 30, 2020 and 2019, respectively, due to increased finance and insurance revenues associated with increased RV sales as well as higher penetration rates on the Company’s finance and insurance products, partially offset the gross profit decline associated with the discontinuation of the rental business.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation, and depreciation and amortization, increased $10.8 million, or 14.0%, to $88.0 million for the nine months ended September 30, 2020, from $77.2 million for the nine months ended September 30, 2019. The increase was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston, the Phoenix dealership acquired in May 2020 and increased performance wages which align with the increased unit sales and revenues for the period ending September 30, 2020. This increase was partially offset by a decrease in stock based compensation of $2.7 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $1.6 million to $6.3 million from $7.9 million for the nine months ended September 30, 2020 and 2019, respectively, due primarily to more favorable interest rates, lower floor plan balances and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $8.0 million and $4.2 million for the nine month periods ending September 30, 2020 and 2019, respectively.

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

Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months and six months ended September 30, 2020 and 2019 are shown in the tables below.

	Three Months Ended September 30,
	2020	2019

EBITDA
Net income (loss)	$11,599	$(2,486)
Interest expense, net*	1,749	2,321
Depreciation and amortization of property and equipment	1,712	1,716
Amortization of intangible assets	1,048	1,016
Income tax expense	4,184	941
Subtotal EBITDA	20,292	3,508
Floor plan interest	(293)	(874)
LIFO adjustment	(1,431)	910
Transaction costs	233	193
Loss on sale of property and equipment	-	(13)
Severance costs/Other	-	262
Stock-based compensation	219	1,286
Adjusted EBITDA	$19,020	$5,272

* Interest expense includes $1,189 and $1,144 relating to finance lease payments for the three months ended September 30, 2020 and 2019, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended September 30,
	2020	2019

EBITDA margin
Net income (loss) margin	5.4%	-1.6%
Interest expense, net	0.8%	1.5%
Depreciation and amortization of property and equipment	0.8%	1.1%
Amortization of intangible assets	0.5%	0.6%
Income tax expense	1.9%	0.6%
Subtotal EBITDA margin	9.4%	2.2%
Floor plan interest	-0.1%	-0.6%
LIFO adjustment	-0.7%	0.6%
Transaction costs	0.1%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.2%
Stock-based compensation	0.1%	0.8%
Adjusted EBITDA margin	8.7%	3.3%

Note: Figures in the table may not recalculate exactly due to rounding.

	Nine Months Ended September 30,
	2020	2019

EBITDA
Net income	$22,654	$1,216
Interest expense, net	6,262	7,879
Depreciation and amortization of property and equipment	4,925	5,144
Amortization of intangible assets	3,143	2,923
Income tax expense	8,020	4,225
Subtotal EBITDA	45,004	21,387
Floor plan interest	(1,888)	(3,392)
LIFO adjustment	(1,481)	1,516
Transaction costs	534	508
Loss on sale of property and equipment	8	(11)
Severance costs/Other	-	691
Stock-based compensation	1,239	3,912
Adjusted EBITDA	$43,416	$24,611

* Interest expense includes $3,589 and $3,423 relating to finance lease payments for the nine months ended September 30, 2020 and 2019, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income (loss). Operating lease payments are included as rent expense and included in net income.

	Nine Months Ended September 30,
	2020	2019

EBITDA margin
Net income margin	3.7%	0.2%
Interest expense, net	1.0%	1.6%
Depreciation and amortization of property and equipment	0.8%	1.0%
Amortization of intangible assets	0.5%	0.6%
Income tax expense	1.3%	0.8%
Subtotal EBITDA margin	7.3%	4.3%
Floor plan interest	-0.3%	-0.7%
LIFO adjustment	-0.2%	0.3%
Transaction costs	0.1%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.1%
Stock-based compensation	0.2%	0.8%
Adjusted EBITDA margin	7.0%	4.9%

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Nine Months Ended September 30,
	2020	2019
Net income	$22,654	$1,216
Non cash adjustments	9,921	12,438
Changes in operating assets and liabilities	109,326	53,102
Net cash provided by operating activities	141,901	66,756

Net cash used in investing activities	(7,005)	(10,438)
Net cash (used in) provided by financing activities	(84,700)	(49,390)
Net increase in cash	$50,196	$6,928

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $141.9 million for the nine months ended September 30, 2020, compared to cash provided by operating activities of approximately $66.8 million for the nine months ended September 30, 2019. Net income increased by approximately $21.4 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Adjustments for non-cash expenses, included in net income, decreased $2.5 million to $9.9 million for the nine months ended September 30, 2020 compared to the prior period. For the nine months ended September 30, 2020, there was approximately $109.3 million of cash changes in operating assets and liabilities as compared to $53.1 million of cash changes in operating assets and liabilities for the nine months ended September 30, 2019. The fluctuations in assets and liabilities for the nine months ended September 30, 2020 and September 30, 2019 were primarily due to the decrease in inventory of $100.1 million and $54.0 million, respectively, as inventory declined due to supply constraints.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $7.0 million for the nine months ended September 30, 2020, compared to cash used in investing activities of approximately $10.4 million for the nine months ended September 30, 2019. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily related to cash provided by the consummation of a sale leaseback in Nashville, Tennessee of $4.9 million offset by purchases of property and equipment of $9.2 million and cash paid for acquisitions of $2.7 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $84.7 million for the nine months ended September 30, 2020, compared to approximately $49.4 million for the nine months ending September 30, 2019. Net cash used in financing activities for the nine months ended June 30, 2020 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $96.2 million. These payments were offset by cash provided by the new M&T mortgage for the Houston service center of $6.1 million and PPP loans of $8.7 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses. We believe, based on our current business plan, that our existing cash, funds available under the M&T Facility (defined below), funds received under the Paycheck Protection Program (PPP) and cash flow from operations will be sufficient to fund necessary capital expenditures and operating cash requirements for at least the next twelve months. The Company further believes that its financial resources, along with managing discretionary expenses, will allow it to manage the anticipated impact of COVID-19 on the Company’s business operations for the foreseeable future which could include reduced sales and net income levels for the Company. Based on reduced sales levels in late March and early April, the Company took actions to mitigate the expected impact of COVID-19 including reducing spending more broadly across the Company, focusing our resources on core sales and service operations and delaying non-critical capital projects. We also reduced our workforce by 25%, senior management agreed to temporarily forgo 25% of their salary, and we temporarily suspended 2020 annual pay increases and 401k matches. To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. In addition, the Company applied for and received $8.7 million in loans under the PPP loan program. Due to significant improvements in sales in May 2020, senior management resumed normal salaries in late May 2020. In addition, the 401k match was reinstated for all employees in late June 2020. The challenges posed by COVID-19 on the Company’s business are evolving. Consequently, the Company will continue to evaluate its financial position in light of future developments, particularly those relating to COVID-19.

As of September 30, 2020, the Company had liquidity of approximately $81.7 million in cash and had working capital of approximately $39.0 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the nine months ended September 30, 2020, the Company invested approximately $9.2 million in capital expenditures, consisting primarily of $6.9 million related to greenfield construction costs. For the nine months ended September 20, 2019, the Company invested approximately $7.9 million in capital expenditures, consisting primarily of $5.8 million related to greenfield construction costs.

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

As of September 30, 2020, there was $59.3 million outstanding under the M&T Floor Plan Line of Credit, $13.5 million outstanding under the M&T Term Loan and $6.1 million outstanding on the M&T Mortgage.

In order to mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and was paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continue to accrue and are paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

Contractual and Commercial Commitments

During the nine months ended September 30, 2020, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

Off-Balance Sheet Arrangements

As of September 30, 2020, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota and Indiana generally experience modestly higher vehicle sales during the spring months.

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

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease COVID-19 a pandemic, which continues to spread throughout the United States and globally. Beginning in mid-to-late March of 2020, the COVID-19 pandemic led to severe disruptions in general economic activity as businesses and federal, state, and local governments took increasingly broad actions to mitigate the impact of the pandemic on public health, including through “shelter in place” or “stay at home” orders in the states in which we operate. As lwe modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues.

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

Starting in May 2020, we experienced significant improvement in sales of new and pre-owned vehicles. Senior management was able to resume normal salaries in late May 2020, and we adjusted our workforce where necessary to meet demand. We continued to delay non-critical capital projects and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. We can provide no assurances that such growth in sales will continue at the same rate or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, and our liquidity could be negatively impacted, if sales trends from late spring and summer of 2020 are reversed. While we may pursue the forgiveness of the PPP Loans received in accordance with the requirements and limitations under the CARES Act, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2020 – July 31, 2020	-	$-	-
August 1, 2020 – August 31, 2020	-	$-	-
September 1, 2020 – September 30, 2020	-	$-	-
Total				$3,502.00	(1)

(1)	On November 7, 2019, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of common stock. The program is effective through December 31, 2020.

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

Lazydays Holdings, Inc.

Dated November 6, 2020	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated November 6, 2020	/s/ NICHOLAS TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

