Form 10-K
period 2020-12-31
Lazydays Holdings, Inc.
filed 2021-03-19
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the 5,204,094 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2020 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2020, of $8.71 per share) was approximately $45.3 million.

As of March 18, 2021, the registrant had 10,757,393 shares of common stock outstanding.

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2021 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

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

Our Business

The Company operates Recreational Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing a full spectrum of RV products: RV sales, RV-parts and services, financing and insurance products, third-party protection plans, after-market parts and accessories, and RV camping facilities. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority®, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Tennessee; Loveland and Denver, Colorado; and Elkhart and Burns Harbor, Indiana. Lazydays also has a dedicated Service Center location near Houston, Texas. Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 3,000 new and pre-owned RVs. The Company has nearly 500 service bays and a RV parts and accessories stores at all locations. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs approximately 1,000 people at its eleven dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

Recent Developments

On March 10, 2020, we completed the sale of land to LD Murfreesboro TN Landlord, LLC for approximately $5 million. We also entered into a lease agreement with the buyer with lease payments to commence upon completion of planned construction, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC. Construction is expected to be completed in the quarter ending March 31, 2021, with lease payments beginning in April 2021.

On May 19, 2020, we completed our acquisition of Korges Enterprises, Inc. (“Desert Autoplex RV”) located in Phoenix, Arizona. The purchase price for the transaction consisted of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment, and (b) the assumption of Desert Autoplex RV’s floorplan debt, which was paid off and added to our floorplan.

On October 6, 2020, we completed our acquisition of Total Value Recreational Vehicles of Indiana, Inc. (“Total Value RV”) located in Elkhart, Indiana. The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment, and (b) the assumption of Total Value RV’s floorplan debt, which was paid off and added to our floorplan. In addition, we acquired related real estate from the same seller.

On December 1, 2020, we completed our acquisition of Camp-Land, Inc. (“Camp-Land”) located in Burns Harbor, Indiana. The purchase price for the transaction consisted of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment, (b) the assumption of Camp-Land’s floorplan debt, which was paid off and added to our floorplan and (c) a promissory note to the seller. In addition, we acquired related real estate from the same seller.

COVID-19 Developments

Please refer to the discussion in “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Developments” for a discussion of recent developments in connection with the COVID-19 pandemic, which is incorporated into this section by reference.

Company Strengths

The Iconic Brand. With over forty years of history dating back to 1976, Lazydays is an iconic brand that we believe is synonymous with the RV lifestyle, and is known nationally as The RV Authority ®, a registered trademark. The trademark has been consistently used by the Company in its marketing and branding communications since 2013. Based on a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known R.V. dealership brand among a national audience of non-Lazydays customers surveyed. According to the report, over 85% of Lazydays customers and over 80% of prospective customers surveyed believe that Lazydays is among the category leaders in the industry. The Company’s consistent quality, breadth and depth of offerings, as well as its comprehensive range of RV lifestyle resources, have resulted in the Company’s customers having loyalty to and trust in the Lazydays brands.

Comprehensive RV Products and Services. The Company is a provider of a comprehensive portfolio of RV products, services, third-party protection plans, and resources for RV enthusiasts. The Company represents the top manufacturers in the industry with more than 3,000 RVs available nationwide. Lazydays provides an extensive service and repair offering nationwide for all RV brands with nearly 500 service bays staffed by certified technicians. The Company’s offerings are based on more than four decades of experience and feedback from RV enthusiasts.

Customer Experience. Lazydays target customers are RV enthusiasts who are seeking a lifestyle centered around the RV. Lazydays believes it has built its reputation on providing an outstanding customer experience with exceptional service and product expertise. One of the Company’s primary goals is to create “Customers for Life” by offering a unique purchasing experience that combines a\its large selection of RV inventory, the Company’s unique scenic facilities with multiple amenities, and its customer focused, process-oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to the Company’s success, and the Company’s philosophy is thoroughly ingrained in and continually reinforced throughout its corporate culture at every level. The Company believes that its customer-focused business model has resulted in a loyal, stable and growing customer base, as well as a strong reputation within the RV community.

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

In 2005, Lazydays employees formed the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2 million to help disadvantaged children in Florida, Arizona, Colorado and Minnesota. The Foundation recently donated approximately $0.4 million to help create the first long term care facility in the Tampa Bay area for girls rescued from human trafficking. Lazydays employees also volunteer on small building projects, perform repair work for group homes and homeless shelters, cook and feed the needy, and engage in life enriching activities with at-risk youth. The Foundation received the 2016 Olin Mott Golden Heart award and was also recognized with A Kid’s Place Guardian Angel Award. In 2017, the Foundation was awarded the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry.

Leading Market Position and Scale. Lazydays believes it is one of the largest RV retailers in the United States. According to a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known RV brand among the national audience. We believe the Company’s scale and its long-term stability make it attractive to the Company’s original equipment manufacturers (“OEMs”), suppliers, financiers and business partners. The Company believes its strong relationship with OEMs and suppliers enables the Company to negotiate attractive product pricing and availability. The Company also aligns with its OEMs on product development in which the Company leverages its customer base to provide feedback on new products. The Company also believes its scale and strong relationship with its financing and insurance partners enables it to offer extensive financing products and insurance plans that fit almost every customer’s needs.

Consistent Processes and Procedures. Lazydays utilizes a system of process documentation and implementation called the “Lazydays Way.” Lazydays believes that the Lazydays Way allows it to implement and maintain efficient and consistent operating procedures across all of its dealerships.

Variable Cost Structure and Capital Efficient Model. Lazydays flat and decentralized management structure, coupled with incentive programs focused on profitability, have allowed Lazydays to achieve a highly variable cost structure. The Company’s digital marketing and analytics capabilities provide it with flexibility and meaningfully improve its marketing productivity and efficiency via targeted marketing programs. The Company believes its operating model leads to strong and stable margins through economic cycles, resulting in what it believes to be high cash flow generation, low capital expenditure requirements and strong returns on invested capital.

Experienced Team. The Lazydays management team has extensive industry and dealership experience. The Company offers highly competitive compensation tightly tied to performance, which has allowed the Company to attract and retain its highly capable team.

Lazydays Product and Service Offerings

New and Pre-Owned Vehicles

New Vehicles: Lazydays offers a comprehensive selection of new RVs across almost the entire range of price points, classes and floor plans, from entry level travel trailers to Class A diesel pushers, at its dealership locations and on its website. Lazydays has formed strategic alliances with leading RV manufacturers. The core brands that the Company sells, representing 94.7% of the new vehicles that were sold by the Company in 2020, are manufactured by Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Pre-Owned Vehicles: Lazydays sells a comprehensive selection of pre-owned RVs at its dealership locations. The primary source of pre-owned RVs is through trade-ins associated with our RV sales. Lazydays is also very active in the pre-owned RV market, and its extensive RV knowledge and experience allows Lazydays to buy pre-owned RVs at attractive prices. Pre-owned RVs are generally reconditioned by the Company’s service operation prior to sale. Pre-owned RVs that do not meet the Company’s standards for retail sale are wholesaled.

Dealership Finance and Insurance

Vehicle financing: Lazydays arranges for financing for vehicle purchases through third-party financing providers in exchange for a commission. Lazydays does not directly finance its customers’ purchases, and its exposure to loss in connection with these financing arrangements is generally limited to the commissions it receives. For the years ended December 31, 2020 and 2019, the Company arranged financing transactions for a majority of the new and pre-owned units sold.

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

Parts and Services and Other

Repair and Maintenance: In addition to preparing RVs for delivery to customers, Lazydays service and repair operations, with nearly 500 service bays, provide onsite general RV maintenance and repair services at all of the Company’s dealership locations. Lazydays employs over 200 highly skilled technicians, many of them certified with the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”). The Company is equipped to offer comprehensive services and perform OEM warranty repairs for most RV components.

Installation of parts and accessories: Lazydays full-service repair facilities enable Lazydays to install all parts and accessories sold at its dealership locations, including, among other items, towing and hitching products, satellite systems, braking systems, leveling systems and appliances. While other RV dealerships may be able to install RV parts and accessories and other retailers may be able to sell certain parts and accessories, Lazydays believes its ability to both sell and install necessary parts and accessories affords the Company a competitive advantage over online retailers and big box retailers that do not have service centers designed to accommodate RVs, and other RV dealerships that do not offer a comprehensive inventory of parts and accessories.

Collision repair: Lazydays offers collision repair services in all markets and the Company’s Tampa and The Villages, Florida, Tucson, Arizona, Loveland, Colorado, Knoxville, Tennessee, Minneapolis, Minnesota locations are equipped with full body paint booths. Lazydays facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. The Company can perform collision repair services for a wide array of insurance carriers.

Parts and Accessories Store: With sizable parts and accessories inventory, in addition to onsite retail and accessory stores and access through the Lazydays networks for hard-to-find parts, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing or aftermarket through the Lazydays retail store footprint. The Company believes that its Tampa, Florida Accessories & More store is among the largest aftermarket parts and accessories stores in the state of Florida.

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

Growth Strategy

Grow the Company’s Customer Base. Lazydays believes its strong brands, market position, ongoing investment in its service platform, broad product portfolio and full array of RV offerings will continue to provide the Company with competitive advantages in targeting and capturing a larger share of consumers, including the growing number of new RV enthusiasts that we believe are entering the market. The Company continuously works to attract new customers to its dealership locations through targeted integrated digital and traditional marketing efforts, attractive offerings and access to its wide array of resources for RV enthusiasts. The Company has focused specifically on marketing to the fast-growing RV demographics of Baby Boomers, Gen X and Millennials. The Company also markets to these segments through RV lifestyle-focused partnership and sponsorship efforts.

Dealership Location Acquisitions. The RV dealership industry is highly fragmented with many independent RV dealers. The Company has used, and plans to continue to use, acquisitions of independent dealers as an alternative to Greenfield dealership location openings to expand its business and grow the Company’s customer base. Lazydays believes its experience and scale allow it to operate acquired locations efficiently. During 2020, Lazydays acquired Korges Enterprises, Inc. located near Phoenix, Arizona, Total Value Recreational Vehicles of Indiana, Inc. in Elkhart, Indiana and Camp-Land, Inc. in Burns Harbor, Indiana. Lazydays intends to continue to pursue acquisitions that it expects will grow its customer base and present attractive value-creation opportunities and risk-adjusted returns.

Greenfield Dealership and Service Locations. Lazydays may establish dealership and/or service locations in new and existing markets to expand its customer base. Target markets and locations are identified by employing proprietary data and analytical tools. The Company believes there is ample white space for additional development opportunities. The Company intends to open greenfield sites that will grow its customer base and present attractive risk-adjusted returns and value-creation opportunities. The Company commenced development of a greenfield dealership near Nashville, Tennessee during 2019, which opened in January 2021, and opened its first dedicated service center in Waller, TX, a suburb northwest of Houston, in February 2020.

Service and Collision. Lazydays believes that its service and repair capabilities represent a significant opportunity for incremental revenue growth, especially as the Company grows geographically. Lazydays frequently welcomes customers who travel from across the country to have their vehicles serviced by its team of service and repair professionals. As a result, the service and repair department serves as a means of attracting potential customers to the Lazydays facilities and offers additional sales opportunities for Lazydays.

Parts and Accessories Store “Accessories & More”. Aftermarket RV parts and accessories are typically under-represented at RV dealerships. The Company believes that parts and accessories are an important part of the RV lifestyle and serve to engage customers with the Lazydays brand outside of the typical RV buying and servicing cycle. The Company believes that RV owners need a reliable resource for RV necessities and products that make their camping experience more enjoyable. Lazydays stores have expansive offerings and provide access to RV product experts to assist RV owners in their RV lifestyle needs.

Leverage the Company’s scale and cost structure to improve operating efficiency. As Lazydays grows, it is positioned to leverage its scale to improve operating margins. The Company manages its new and pre-owned RV inventories so that its dealerships’ supply and assortment of vehicles are in line with seasonal sales trends and minimize the Company’s carrying costs. In addition, the Company leverages its scale to reduce costs related to purchasing certain equipment, supplies, and services through national vendor relationships.

Customers and Markets

The RV industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. Approximately 11 million U.S. households are estimated to own an RV.

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

Per the RV Industry Association’s (RVIA) December 2020 survey of manufacturers, total RV wholesale shipments ended 2020 with 430,412 up 6% compared to 406,070 units in 2019. Towable RVs were up 8.4% at 389,613 from 359,441 units and motorhome shipments were down (12.5%) at 40,799 units from 46,629 units compared to 2019 shipment totals. Per the RVIA survey, 2020 shipments were on par with the third highest of all time. Generally, pre-owned RVs are sold at a lower price point than comparable new RVs and the sale of pre-owned RVs has historically been more stable than the sale of new vehicles through business cycles.

Lazydays believes RV trips remain one of the least expensive types of vacation, allowing RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging, pet boarding and dining. While fuel costs are a component of the overall vacation cost, the Company believes fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. Based on RVIA information, the average annual mileage use of an RV is between 3,000 and 5,000 miles. In addition, Lazydays customer research indicates that customers are attracted to RV ownership based on the comfortable and convenient travel it provides.

Competition

The Company believes that the principal competitive factors in the RV industry are breadth and depth of product selection, pricing, convenient dealership locations, quality technical services, customer service, and overall experience. The Company competes directly and/or indirectly with RV dealers, RV service providers, and RV parts and accessories retailers. One of the Company’s direct competitors, Camping World Holdings, Inc., is publicly listed on the New York Stock Exchange. Additional competitors may enter the businesses in which the Company currently operates.

Lazydays RV Dealerships

The Company operates eleven Lazydays dealership and service locations across seven states. The Company’s dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets of Florida, Colorado, Arizona, Minnesota, Tennessee, Texas and Indiana account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii. Generally, the Company’s dealership locations provide RV repair and installation services, collision repair, parts, and accessories, and all of the Company’s dealership locations sell new and pre-owned RVs. The Company believes its dealership strategy of offering a comprehensive range of RV parts, services, accessories, products, and new and pre-owned RVs, generates powerful cross-selling opportunities.

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

Dealership Management and Training

The Company’s Vice President, National General Manager oversees all dealership operations. He has more than 40 years of experience in the RV industry and has been employed by Lazydays for over 7 years.

Each dealership location is overseen by a General Manager (the “GM”) that has responsibility for the daily operations of the dealership. Areas of responsibility include inventory management, hiring, associate training and development, maintenance of the facilities, and customer service and satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager who help oversee the operations of each dealership location department. A typical Lazydays dealership location employs approximately 30 to 100 full-time equivalent employees.

The Company employs a Vice President, Operations and Supply Chain, and a centralized inventory management team to oversee and manage the Company’s RV inventory and provide consistency and controls in the forecasting, ordering, purchasing and distribution of RV inventory.

The Company employs a Vice President of Service who has responsibility for the service operations of the dealership locations. His responsibilities include ensuring the efficiency, logistics, and scheduling of service operations to deliver a premium customer experience.

The Company is constantly seeking to add top talent through a robust talent acquisition process and by partnering with local trade schools and community organizations. The interview and selection process identifies current and future candidates with the goal of hiring talented people that are customer focused and align with our core values. The Company has incorporated candidate assessment tools and technology to help it with its talent acquisition and development processes.

The Company has made a significant investment in developing comprehensive Tech and Sales training programs. In addition, we have incorporated a robust skills assessment and corporate training curriculum to help identify and grow our key talent and ultimately prepare them for a successful career in our growing business. Training is continuous throughout employment by the Company via scheduled e-learning modules, in-person workshops and knowledge checks.

Product Sourcing

New and Pre-owned RVs

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

Lazydays strategy is to partner with financially sound manufacturers that make quality products, have adequate manufacturing capacity and distribution, and maintain an appropriate product mix.

Lazydays supply arrangements with OEMs are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with OEMs are generally made on a location-by-location basis. The dealer agreements generally designate a specific geographic territory, exclusive to Lazydays, provided that Lazydays meets the material obligations of the dealer agreement. The terms of these dealer agreements are typically subject to Lazydays, among other things, meeting all the requirements and conditions of the dealer agreement, maintaining certain sales objectives, performing services and repairs for owners of the manufacturer’s RVs that are still under manufacturer warranty, carrying in stock at all times the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertising and promoting the manufacturer’s RVs and indemnifying the manufacturer under certain circumstances. Wholesale pricing is generally established on a model year basis and is subject to change at the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which the Company cannot advertise that manufacturer’s RVs for some specified period.

Lazydays generally acquires pre-owned RVs from customers, primarily through trade-ins, as well as through private sales, auctions, and other sources, and the Company generally reconditions pre-owned RVs acquired for retail sale in its service operation. Pre-owned RVs that Lazydays has determined are not suited for sale at a Lazydays dealership location generally are sold at wholesale prices through auctions.

Lazydays finances the purchase of substantially all of the Company’s new RV inventory from OEMs through a floor plan facility. Pre-owned vehicles may also be financed from time to time through the floor plan facility. For more information on the floor plan facility, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — M&T Credit Facility” below.

Parts and Accessories

The purchasing activities for the Company’s parts and accessories departments are focused on RV maintenance products, outdoor lifestyle products, RV parts and accessories, such as, among other things, generators and electrical supplies, satellite receivers and GPS systems, towing and hitching products, RV appliances, and essential supplies and other products and services necessary or desirable for the RV lifestyle. The Company maintains central purchasing functions to manage inventory, product-planning, allocate merchandise to the Company’s dealership locations and oversee the replenishment of basic merchandise. The Company has no long-term purchase commitments. The Company leverages its scale to reduce costs related to purchasing certain equipment, supplies, and services through long-standing, continuous relationships with its largest vendors.

Marketing and Advertising

The Company markets its product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. The Company’s marketing efforts include its website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, and RV shows and rallies. Lazydays also has exclusive partnership and sponsorship relationships with various RV lifestyle properties. The Company currently has a segmented marketing database of over 3.9 million RV owners and prospects. Lazydays principal marketing strategy is to leverage its unique brand positioning, extensive product selection, exclusive benefits, and high quality customer experience among RV owners. As per a research report prepared by Russell Research in November / December 2017, over 70% of Lazydays customers and over 60% of prospective customers surveyed strongly agree that Lazydays provides a high quality customer experience.

The Company’s total website traffic for the year ended December 31, 2020 was approximately 7.8 million visits with approximately 7.6 million unique visitors. The Lazydays website features over 3,000 new and preowned RVs, as well as information regarding Lazydays RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.

The Company measures its marketing productivity and effectiveness on an ongoing basis to optimize marketing efforts.

Customer Service

Lazydays strives to exceed expectations by providing the best overall customer experience throughout every interaction with the Company. The Company believes customer service and access to a live person is a critical component of its digital marketing, sales, and service operations, and to achieving a best-in-class customer experience. The Company’s sales and customer service centers are multi-channel, full-service contact centers. RV enthusiasts can visit the Company’s locations, call, email, internet chat, text and use social media to contact Lazydays regarding products, services, protection plans, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with Lazydays customer service specialists for help with aftermarket accessory orders, installations, scheduling, answers to questions, and to make purchases for any product and installation services offered through the Lazydays website.

Lazydays contact center specialists are trained to assist customers with complex orders and provide a level of service that leads to long-term customer relationships. In addition, the Company’s quality assurance team monitors contacts daily and provides the management with tools to maintain sales and service standards. Callers are assisted by experienced contact center agents who are familiar with the RV lifestyle and Lazydays services, protection plans and products.

Management Information Systems

The Company utilizes multiple computer systems to support its operations, including a third-party dealer management system (“DMS”), point-of-sale (“POS”) registers, enterprise resource planning system, supply chain tools, CRM system, marketing database and other business intelligence tools. In addition, the Company utilizes proprietary systems and data warehouses to provide analytical views of its data.

To support these applications, the Company has multiple data centers and cloud services with advanced servers, storage and networking capabilities, giving the Company the ability to scale quickly to meet demand. The Company has a secure wide area network that facilitates communication within and between its offices and provides both voice and data services. The Company’s business critical systems are replicated in real time and all systems are protected with on and off-site backups.

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

The Company’s management information systems and electronic data processing systems consist of an extensive range of retail, financial and merchandising systems, including purchasing, inventory distribution and logistics, sales reporting, accounts payable and merchandise management. The Company’s POS and dealer management systems report comprehensive data in near real time to the Company’s data warehouses, including detailed sales volume, inventory information by product, merchandise transfers and receipts, special orders, supply orders and returns of product purchases to vendors. The Company can capture associated sales and reference to specific promotional campaigns. Lazydays management monitors the performance of each dealership location to evaluate inventory levels and analyze gross profit margins by product.

Trademarks and Other Intellectual Property

The Company owns a variety of registered trademarks and service marks related to its brands and its services, protection plans, products and resources, including Lazydays, Lazydays The RV Authority ®, Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. The Company also owns numerous domain names, including Lazdays.com, LazydaysRVSale.com, LazydaysEvents.com, LazydaysService.com, RVPlace.com, and RVListings.com, among many others. The Company believes that its trademarks and other intellectual property have significant value and are important to its marketing efforts.

Government Regulation

The Company’s operations are subject to varying degrees of federal, state and local regulation, including the Company’s RV sales, vehicle financing, outbound telemarketing, email, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws, environmental laws and other extensive laws and regulations applicable to new and pre-owned vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws.

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

Insurance

The Company utilizes insurance to provide for the potential liabilities for workers’ compensation, product liability, general liability, business interruption, property liability, director and officers’ liability, cyber, environmental issues, and vehicle liability. Beginning in 2020, the Company became self-insured for employee health-care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering actuarial reports, historical claims experience, demographic factors, severity factors, stop loss coverage and other assumptions. The Company’s results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Employees

As of December 31, 2020, Lazydays had approximately 1,000 employees, almost all of which are full-time employees. None of the Lazydays employees are represented by a labor union or are party to a collective bargaining agreement, and Lazydays has not had any labor-related work stoppages. The Company believes that its employee relations are in good standing.

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

Item 1A. Risk Factors

The following are material risks to which our business operations are subject. Any of these risks could materially adversely affect our business, financial condition, or results of operations. These risks could also cause our actual results to differ materially from those indicated in the forward-looking statements contained herein and elsewhere. The risks described below are not the only risks we face. Additional risks not currently known to us or those we currently deem to be immaterial may also materially and adversely affect our business operations.

Risks Related to Lazydays Business

The COVID-19 pandemic has had, and could have in the future, certain negative impacts on our business, and such impacts may have a material adverse effect on our results of operations, financial condition and cash flows. The long term effects of COVID-19 could result in a net negative impact on our business.

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease COVID-19 a pandemic, which continues to spread throughout the United States and globally. Beginning in mid-to-late March of 2020, the COVID-19 pandemic led to severe disruptions in general economic activity as businesses and federal, state, and local governments took increasingly broad actions to mitigate the impact of the pandemic on public health, including through “shelter in place” or “stay at home” orders in states in which we operate. As we modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in revenue across all lines of business.

In response to the steep decline in demand, the Company enacted cost saving measures, including the reduction of our workforce by approximately 25% and senior management agreeing to temporarily forgo 25% of their salary. To further protect our liquidity and cash position, our lenders provided for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program.

Starting in May 2020, we experienced a significant improvement in sales of new and pre-owned vehicles. This improvement likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate as between May and December 2020, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, and our liquidity could be negatively impacted, if sales trends from May through December 2020 are reversed, which may occur, for example, as the cruise line, air travel and hotel industries begin to recover.

The public health crisis caused by the COVID-19 pandemic and its consequences have had, and could again have in the future, certain negative impacts on our business including, without limitation, the following:

● previous and potentially future delays in the delivery of certain products from our vendors as a result of shipping delays due to, among other things, additional safety requirements imposed on our suppliers by governmental authorities and capacity constraints experienced by our transportation contractors;

● some of our vendors having experienced, and potentially experiencing in the future, temporary facility closures, production slowdowns and disruption to operations as a result of the impact of the pandemic on their respective businesses, such as Thor Industries, Inc.’s temporary closure of its North American production facilities from late March to early May 2020;

● disruptions in supply chains that may place constraints on our ability to source products, which may increase our product costs or lead to shortages;

● National parks and RV parks temporarily closing, which may again occur in the future, in response to the COVID-19 pandemic, which could cause consumers to use their RVs less frequently, or be less inclined to need or renew certain of our services or purchase products;

● deteriorating economic conditions as a result of the COVID-19 pandemic, such as increased unemployment, decreases in disposable income, declines in consumer confidence, or economic slowdowns or recessions, which could cause a decrease in demand for our products and services;

● insufficient or inefficient protective measures (while we made temporary changes to our operating procedures at our retail locations and offices following recommended guidelines and are taking measures to protect our customers, employees and facilities, these measures may not be sufficient to prevent the spread of COVID-19 among our employees and our employees may not be as efficient while operating under these temporary procedures, which could result in labor shortages or additional labor costs);

● the ability of third-party service providers and business partners, such as cloud data storage and other information technology service providers, suppliers, distributors, contractors, and other external business partners, to fulfill their respective commitments and responsibilities to us in a timely manner and in accordance with the agreed-upon terms in light of risks and uncertainties related to the COVID-19 pandemic; and

● the possibility of legal claims or litigation against us relating to actions we have taken or may take, or decisions we have made or may make, as a consequence of the COVID-19 pandemic.

The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy, availability and distribution of vaccines and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

The Company’s business is affected by the availability of financing to it and its customers.

The Company’s business is affected by the availability of financing to it and its customers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. On March 15, 2018, the Company entered into a $200 million credit agreement with M&T Bank including a new floor plan facility that increased the committed floor plan financing to $175.0 million. As of December 31, 2020, the Company had $105.5 million outstanding under its M&T floor plan facility and $12.8 million outstanding under the M&T term loan. As of December 31, 2020, substantially all of the invoice cost of new RV inventory and 6.1% of book value of pre-owned RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent the Company from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Gasoline or diesel fuel is required for the operation of RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed, that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a material adverse effect on the RV industry as a whole in the past and any such shortages or substantial increases in the price of fuel could have a material adverse effect on the Company’s business, financial condition or results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. There are clear indications that the new Administration will refocus attention on greenhouse gases and climate change. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends to a significant extent on the well-being, popularity and reputation for quality, of the Company’s manufacturers, particularly Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 24.0%, 26.1%, 25.0%, and 19.5%, respectively, of the Company’s purchases of new RV inventory during the year ended December 31, 2020. In December 2020, Thor Industries announced the acquisition of Tiffin Motorhomes. The Company depends on its manufacturers to provide it with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of the Company’s manufacturers could have a substantial adverse impact on the Company’s business. Any difficulties encountered by any of the Company’s manufacturers resulting from economic, financial, or other factors could adversely affect the quality and number of products that they are able to supply to the Company and the services and support they provide to the Company. The interruption or discontinuance of the operations of the Company’s manufacturers could cause the Company to experience shortfalls, disruptions, or delays with respect to needed inventory. Although the Company believes that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to the Company’s customers.

Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

The Company’s supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. The terms of the Company’s dealer agreements are typically subject to the Company meeting program requirements and retail sales objectives, performing services and repairs for customers still under warranty (regardless from whom the RV was purchased), carrying the relevant manufacturer’s parts and accessories needed to service and repair its RVs, actively advertising and promoting the manufacturer’s RVs, and in some instances indemnifying the manufacturer.

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

The Company’s growth in existing or expansion into new, unfamiliar markets, whether through acquisitions or otherwise, presents risks that could materially affect profitability.

The Company’s success will depend, in part, on the ability of the Company to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among the Company’s retail locations and consumer services and plans. The Company may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of its acquisitions within the anticipated timing or at all. For as long as the first year after a substantial acquisition and possibly longer, the benefits from the acquisition may be offset by the costs incurred in integrating the business and operations.

In 2020, the Company acquired three dealerships in Arizona and Indiana. The Company intends to continue to expand in part by acquiring or building new retail or service locations in new markets. As a result, the Company may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with the Company’s brands.

Other factors, many of which are beyond the Company’s control, may impact the Company’s ability to acquire or open retail locations successfully, whether in existing or new markets, and operate them profitably. These factors include (a) the ability to (i) identify suitable acquisition opportunities at purchase prices likely to provide returns required by the Company’s acquisition criteria, (ii) keep expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed) low, (iii) accurately assess the profitability of potential acquisitions or new locations, (iv) secure required governmental permits and approvals, (v) negotiate favorable lease agreements, (vi) hire and train skilled operating personnel, especially management personnel, (vii) provide a satisfactory product mix responsive to local market preferences where new retail locations are built or acquired, (viii) secure product lines, (ix) supply new retail locations with inventory in a timely manner; (b) the availability of construction materials and labor for new retail locations and the occurrence of significant construction delays or cost overruns; (c) competitors in the same geographic area and regional economic variants; (d) the absence of disagreements with potential acquisition targets that could lead to litigation; (e) successfully integrating the operations of acquired dealers with the Company’s own operations; (f) managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems; and (g) the ability of the Company’s information management systems to process increased information accurately and in a timely fashion. A negative outcome associated with any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Once the Company decides on a new market and identifies a suitable acquisition or location opportunity, any delays in acquiring or opening or developing new retail locations could impact the Company’s financial results. For example, delays in the acquisition process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants, accidents, deaths or injuries, third parties attempting to impose unsatisfactory restrictions on the Company in connection with their approval of acquisitions, and other factors could delay planned openings or force the Company to abandon planned openings altogether.

As the Company grows, it will face the risk that its existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support its growth.

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

The Company’s success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays brands are integral to the Company’s business as well as to the implementation of the Company’s strategies for expanding its business. Maintaining, enhancing, promoting and positioning the Company’s brands, particularly in new markets where the Company has limited brand recognition, will depend largely on the success of the Company’s marketing efforts and its ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. The Company’s brands could be adversely affected if (a) the Company fails to achieve these objectives or to comply with local laws and regulations; (b) the Company is subject to publicized litigation; or (c) the Company’s public image or reputation were to be tarnished by negative publicity. Some of these risks are not within the Company’s control, such as the effects of negative publicity regarding the Company’s manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning the Company’s brand image may require the Company to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect the Company’s cash flow and profitability. Furthermore, efforts to maintain, enhance or promote the Company’s brand image may ultimately be unsuccessful. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends upon the Company’s ability to successfully manage the Company’s inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The preferences of the Company’s target consumers cannot be predicted with certainty and are subject to change. The Company may order products in advance of the following selling season. Extended lead times for the Company’s purchases may make it difficult for the Company to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If the Company misjudges either the market for the Company’s products or its consumers’ purchasing habits in the future, the Company’s revenues may decline significantly, the Company may not have sufficient inventory to satisfy consumer demand or sales orders, or the Company may be required to discount excess inventory; all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s business is impacted by general economic conditions, ongoing economic and financial uncertainties, and or a change in consumer tastes, may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

The Company depends on consumer discretionary spending and, accordingly, the Company may be adversely affected if its customers reduce, delay or forego their purchases of the Company’s products, services, and protection plans as a result of, including but not limited to, job loss, bankruptcy, higher consumer debt and interest rates, reduced access to credit, higher energy and fuel costs, relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail (including as a result of consumer tastes in response to climate change), falling home prices, lower consumer confidence, uncertain or changes in tax policies, uncertainty due to national or international security or health concerns, volatility in the stock market, or epidemics.

Decreases in the number of customers, average spend per customer, or retention and renewal rates for the Company’s consumer services and plans would negatively affect the Company’s financial performance. A prolonged period of depressed consumer spending could have a material adverse effect on the Company’s business. In addition, adverse economic conditions may result in an increase in the Company’s operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy and the COVID-19 pandemic, the Company’s sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, the Company is subject to economic fluctuations in local markets that may not reflect the general economic conditions of the broader U.S. economy. Any of the foregoing factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

Competition in the RV market is fragmented, driven by price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. In addition to competing with other dealers of new and pre-owned RVs, the Company competes directly or indirectly with major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts.

Additional competitors may enter the businesses in which the Company currently operates. If any of the Company’s competitors successfully provides a broader, more efficient or attractive combination of services, protection plans and products to the Company’s target customers, the Company’s business results could be materially adversely affected. The Company’s inability to compete effectively with existing or potential competitors, some of which may have greater resources or be better positioned to absorb economic downturns in local markets, could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

The Company’s same store sales may vary from quarter to quarter. A number of factors affect and will continue to affect the Company’s same store sales results, including: (a) changes or anticipated changes to regulations related to the products the Company offers; (b) consumer preferences and buying trends; (c) overall economic trends; (d) the Company’s ability to identify and respond effectively to local and regional trends and customer preferences; (e) the Company’s ability to provide quality customer service that will increase its conversion of shoppers into paying customers; (f) competition in the regional market of a store; (g) extreme weather patterns; (h) changes in the Company’s product mix; (i) changes to local or regional regulations affecting the Company’s stores; (j) changes in sales of consumer services and plans and retention and renewal rates for the Company’s annually renewing consumer services and plans; and (k) changes in pricing and average unit sales.

An unanticipated decline in revenues or same store sales could have a material adverse effect on the Company’s business, financial condition and results of operations.

The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The RV industry is cyclical and is influenced by many national and regional economic and demographic factors, including (a) the terms and availability of financing for retailers and consumers; (b) overall consumer confidence and the level of discretionary consumer spending; (c) population and employment trends; and (d) income levels and general economic conditions, such as inflation, including as a result of tariffs, deflation, increasing interest rates and recessions. As a result of these factors, the Company’s sales and results of operations have fluctuated, and the Company expects that they will continue to fluctuate in the future.

The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

The Company has experienced, and expects to continue to experience, variability in revenue, net income and cash flows as a result of seasonality in its business. Because the Company’s largest dealership is located in the southern United States, demand for services, protection plans, products and resources generally increases during the winter season when people move south for the winter or vacation in warmer climates, while sales and profits are generally lower during the summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand. This includes the threat of hurricanes in Florida, which could substantially damage property and inventory in the Company’s Florida dealerships, especially in Tampa, and lead to a material disruption of operations at the Company’s Tampa, Florida headquarters and dealership.

For the years ended December 31, 2020 and 2019, the Company generated 51% and 53% (excluding the impact of acquisitions) of its annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The COVID pandemic affected our sales patterns in December 2020. The Company incurs additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in the Company’s retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the first and second fiscal quarters, the Company’s sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Due to the Company’s seasonality, the possible adverse impact from other risks associated with its business, including extreme weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during the Company’s peak sales seasons.

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

The Company primarily leases its retail locations and if the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be materially adversely affected.

The Company leases 7 of the 11 real properties where it has operations. At inception of the leases, they generally provide for fixed monthly rentals with escalation clauses and range from five to twenty years. There can be no assurance that the Company will be able to maintain its existing retail locations as leases expire, extend the leases or be able to locate alternative sites in its target markets and on favorable terms. Any failure to maintain its existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company offers extended service contracts that may be purchased as a supplement to the original purchaser’s warranty as well as other optional products to protect the consumer’s investment. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to further regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect the Company’s business, results of operations and financial condition.

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

Risks Associated with Our Debt Obligations

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

The operation of the Company’s business, the rate of the Company’s expansion and the Company’s ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by the Company’s business and, if necessary, the availability of equity or debt capital. The Company also requires sufficient cash flow to meet its obligations under its existing debt agreements. The Company’s term loan requires it to pay monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus accrued interest.

The Company is dependent to a significant extent on its ability to finance its new and certain of its pre-owned RV inventory under the credit facility. Floor plan financing arrangements allow the Company to borrow money to purchase new RVs from the manufacturer or pre-owned RVs on trade-in or at auction and pay off the loan when the Company sells the financed RV. The Company may need to increase the capacity of its existing credit facility in connection with its acquisition of dealerships and overall growth. In the event that the Company is unable to obtain such incremental financing, the Company’s ability to complete acquisitions could be limited.

The Company cannot ensure that its cash flow from operations or cash available under its credit facility will be sufficient to meet its needs. If the Company is unable to generate sufficient cash flows from operations in the future, and if availability under its credit facility is not sufficient, the Company may have to obtain additional financing. If the Company obtains additional capital through the issuance of equity, the interests of existing stockholders of the Company may be diluted. If the Company incurs additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict the Company’s ability to operate. The Company cannot ensure that it could obtain additional financing on favorable terms or at all.

The Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

The Company’s credit facility contains various provisions that limit the Company’s ability to, among other things: (a) incur additional indebtedness or liens; (b) consolidate or merge; (c) alter the business conducted by the Company and its subsidiaries; (d) make investments, loans, advances, guarantees and acquisitions; (e) sell assets, including capital stock of its subsidiaries; (f) enter into certain sale and leaseback transactions; (g) pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness; (h) engage in transactions with affiliates; and (i) and enter into agreements restricting its subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants contained in the documentation governing the credit facility require the Company to maintain specified financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. The Company’s ability to comply with those financial ratios may be affected by events beyond its control, and its failure to comply with these ratios could result in an event of default. The restrictive covenants may affect the Company’s ability to operate and finance its business as it deems appropriate. The Company’s inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing its current or future indebtedness could constitute an event of default under the instruments governing the Company’s indebtedness.

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

The Company’s business depends in part on developing and maintaining productive relationships with third party providers of products, services, protection plans, and resources that the Company markets to its customers. Additionally, the Company relies on certain third party providers to support its products, services, protection plans, and resources, including insurance carriers for the Company’s property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing. The Company cannot accurately predict whether, or the extent to which, it will experience any disruption in the supply of products from its vendors or services from its third party providers. Any such disruption could negatively impact the Company’s ability to market and sell its products, services, protection plans, and resources, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

A portion of the Company’s revenue comes from the fees the Company receives from lending institutions and insurance companies for arranging financing and insurance coverage for the Company’s customers. The lending institution pays the Company a fee for each loan that it arranges. If these lenders were to lend to the Company’s customers directly rather than through the Company, the Company would not receive a fee. In addition, if customers prepay financing the Company arranged within a specified period (generally within six months of making the loan), the Company is required to rebate (or “chargeback”) all or a portion of the commissions paid to the Company by the lending institution. The same process applies to vehicle services contract fees, which are also subject to chargebacks if a customer chooses to terminate the contract early. The Company receives a chargeback for a portion of the initial fees received. The Company’s revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom the Company can arrange financing, or may elect to not continue to provide these products with respect to RVs. The Company’s customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur, the Company could lose a significant portion of its income and profit.

Furthermore, new and pre-owned vehicles may be sold and financed through retail installment sales contracts entered into between the Company and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, the Company typically has a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by the Company to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. The Company recognizes revenue when the applicable new or pre-owned vehicle is delivered and the Company has assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets and totaled $16.0 million and $11.5 million as of December 31, 2020 and December 31, 2019, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Further, certain federal and state laws and regulations affect the Company’s activities. Areas of the Company’s business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, digital marketing, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

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

Risks Related to Our Capital Stock

Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the Private Investment in Public Equity (PIPE) Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

The Company is party to a registration rights agreement pursuant to which certain stockholders have been granted certain demand and “piggy-back” registration rights with respect to their securities. Additionally, the investors who simultaneously with the closing of the Merger purchased convertible preferred stock, common stock and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”) were granted registration rights pursuant to which the Company filed a registration statement covering the resale of granted securities. This resale registration statement is currently effective.

Furthermore, the stockholders and investors in the PIPE Investment may sell Company common stock pursuant to Rule 144 under the Securities Act, if available, rather than under a registration statement. In these cases, the resales must meet the criteria and conform to the requirements of that rule.

Subject to the continuing effectiveness of the resale registration statement or upon satisfaction of the requirements of Rule 144 under the Securities Act, the stockholders and investors in the PIPE Investment may sell large amounts of Company common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the Company’s stock price or putting significant downward pressure on the price of the Company’s common stock.

The Company’s outstanding Series A convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

As of December 31, 2020, we had outstanding (i) stock options issued to the board of directors and employees to purchase 4,063,362 shares of common stock at exercise prices ranging from $5.05 to $14.68 per share, (ii) pre-funded warrants to purchase up to 300,357 shares of common stock that were issued in the PIPE Investment, (iii) warrants to purchase 2,493,887 shares of our common stock at $11.50 per share issued in the PIPE Investment, (iv) warrants to purchase 2,138,200 shares of our common stock at $11.50 per share held by Andina public shareholders, and (v) 600,000 shares of Series A Preferred Stock which are convertible into up to 5,962,733 shares of common stock, taking into account any accrued dividends which we may elect to pay in cash or shares of common stock. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”).

The sale, or even the possibility of sale, of the shares of common stock underlying the warrants, stock options and Series A Preferred Stock and the shares issuable under the Amended 2018 Plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these warrants and stock options are exercised or the Series A Preferred Stock is converted to common stock, you may experience substantial dilution to your holdings.

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

If the Series A Preferred Stock is converted into Company common stock, holders of such converted Company common stock will be entitled to the same dividend and distribution rights as other holders of Company common stock. As such, another dilutive effect which may result from the conversion of any shares of Series A Preferred Stock will be a dilution to dividends and distributions receivable on account of Company common stock.

The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to designate two members to the Company’s board of directors. This significantly influences the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

The Company’s board of directors currently has six members. The holders of the Series A Preferred Stock are exclusively entitled to designate two members to the Company’s board of directors. In addition, the holders of the Series A Preferred Stock are entitled to vote upon all matters upon which holders of the Company common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of Company common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These matters include the election of all director nominees not designated by the holders of the Series A Preferred Stock. As a result, the holders of the Series A Preferred Stock have significant influence on the composition of the Company’s board of directors.

As of December 31, 2020, the holders of the Series A Preferred Stock held approximately 38.5% of the voting power of the Company on an as-converted basis, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. As a result, the holders of the Series A Preferred Stock may have the ability to influence future actions by the Company requiring stockholder approval.

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

Additionally, the holders of the Series A Preferred Stock have been granted a right of first refusal on certain debt financings. Pursuant to this right, the holders of the Series A Preferred Stock have 15 business days to determine whether they want to undertake a covered debt financing. This may delay the Company’s ability to undertake a debt financing and may cause certain third parties to be less willing to engage in any debt financing with the Company. As a shareholder Series A Preferred shareholders could negatively impact your investment and may not take actions that will be in your best interest.

As of December 31, 2020, the Company is no longer an emerging growth company and will be required to comply with more stringent reporting requirements as a public company.

The Company is no longer an emerging growth company and as such will no longer qualify for certain accommodations under SEC rules and regulations. While the Company’s scaled disclosure will remain substantially the same so long as it qualifies as a smaller reporting company, if the Company’s public float exceeds $75 million on June 30, 2021, the Company will become an accelerated filer in 2022 and will be required to produce an auditor’s assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for the year ending December 31, 2021. As a result, the Company’s compliance costs would increase.

If our board of directors approve a new stock repurchase program, it could increase the volatility of the price of our common stock.

In November 2019, our board of directors approved a stock repurchase program authorizing us to repurchase up to a maximum of $4.0 million of our shares of common stock through December 31, 2020. If our board decides to renew this program, repurchases may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or pursuant to a trading plan subject to market conditions, applicable legal requirements and other factors. There can be no assurance that we would buy shares of our common stock or the timeframe for repurchases under our stock repurchase program or that any repurchases would have a positive impact on our stock price or earnings per share.

The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could increase the costs to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

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

General Risk Factors

The Company depends on its ability to attract and retain customers.

The Company’s future success depends upon the Company’s ability to attract and retain customers for its products, services, protection plans, and resources. The extent to which the Company achieves growth in its customer base materially influences the Company’s profitability. Any number of factors could affect the Company’s ability to grow its customer base. These factors include consumer preferences and general economic conditions, the Company’s ability to maintain its retail locations, weather conditions, the availability of alternative products, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of the Company’s brands. Any significant decline in the Company’s customer base, the rate of growth of its customer base or customer demand could have a material adverse effect on its business, financial condition and results of operations.

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

Some of the products the Company sells may expose the Company to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although the Company maintains liability insurance, the Company cannot be certain that its insurance coverage will be adequate for losses actually incurred or that insurance will continue to be available to the Company on economically reasonable terms, or at all. In addition, some of the Company’s agreements with its vendors and sellers do not indemnify the Company from losses attributable to product liability. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the products sold by the Company caused property damage or personal injury could damage the Company’s brand image and its reputation with existing and potential consumers and have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

The Company’s policies, procedures, controls and oversight to monitor and manage its enterprise risks may not be fully effective in achieving their purpose and may leave the Company exposed to identified or unidentified risks. Past or future misconduct by the Company’s employees or vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm to the Company. The Company monitors its policies, procedures and controls; however, there can be no assurance that these will be sufficient to prevent all forms of misconduct. The Company reviews its compensation policies and practices as part of the Company’s overall enterprise risk management program, but it is possible that its compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Although we own the property in our Tucson, Arizona, Houston, Texas and Indiana locations, we typically lease all the real estate properties where we have operations. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 5 or 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs.

The table below sets forth certain information concerning our leased dealership locations.

			Term	Initial
Location	Acres	Square Feet	(Years)	Expiration
FL	126	384,000	20	2035
FL	6	3,600	5	2022
FL	30	66,650	5	2024
CO	28	129,300	5	2025
CO	11	14,150	5	2025
CO	6	18,699	5	2025
MN	20	68,101	20	2038
TN	22	68,544	10	2028
AZ	10	18,211	10	2030

Item 3. Legal Proceedings

The Company is a party to multiple legal proceedings that arise in the ordinary course of its business. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on its business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on the Company’s business, results of operations, financial condition and/or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Currently, our shares of common stock are listed on the Nasdaq Capital Market under the symbol “LAZY” and our warrants are quoted on the OTC Pink marketplace under the symbol “LAZYW”.

The following table sets forth the high and low sales prices for our warrants since March 16, 2018, the day after we consummated the mergers.

	Warrants
Period*	High	Low
2020
Fourth Quarter	$3.50	$1.95
Third Quarter	2.70	0.50
Second Quarter	0.50	0.04
First Quarter	0.13	0.04

2019
Fourth Quarter	0.11	0.10
Third Quarter	0.09	0.09
Second Quarter	0.11	0.07
First Quarter	0.45	0.30

2018
Fourth Quarter	1.00	0.40
Third Quarter	1.60	1.15
Second Quarter	1.85	0.80
First Quarter	-	-

*Prior to the consummation of the Mergers, our fiscal year was November 30. We changed our fiscal year end to December 31st in connection with the Mergers and the period covered in this table is stated on the basis of a December 31st year end.

Any over-the-counter market quotations of the warrants reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of March 17, 2021, there were 40 holders of record of our shares of common stock, 4 holders of record of our shares of Series A Preferred Stock and 23 holders of record of our warrants.

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

Recent Sales of Unregistered Securities

On July 8, 2020, an institutional investor exercised a pre-funded warrant issued in the PIPE Investment with respect to 620,000 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 619,259 shares of our common stock.

On July 23, 2020, an institutional investor exercised a pre-funded warrant issued in the PIPE Investment with respect to 419,142 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 418,781 shares of our common stock.

On December 23, 2020, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 28,571 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 5,755 shares of our common stock.

The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) of such act, as exchanges of Company securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2020 - October 31, 2020	-	$-	-	$-
November 1, 2020 - November 30, 2020	-	$-	-	-
December 1, 2020 - December 31, 2020	-	$-	-	-
Total				$-	(1)

(1)	On November 7, 2019, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of Common Stock. The program expired December 31, 2020.

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

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	the ultimate effect of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including whether sales growth will continue at the same rate or at all, and whether the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on the business;

●	the availability of financing to the Company and its customers;

●	fuel shortages, or high prices for fuel;

●	the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc. (including Tiffin Motorhomes), Winnebago Industries, Inc., and Forest River, Inc.

●	any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason;

●	general economic conditions in the Company’s markets, including ongoing economic and financial uncertainties that cause a decline in consumer spending;

●	the Company’s ability to attract and retain customers.

●	competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast;

●	risks associated with the Company’s expansion into new, unfamiliar markets presents, including delays in opening or acquiring new retail locations;

●	unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions;

●	failure to maintain the strength and value of the Company’s brands;

●	failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuation of the Company’s same store sales (meaning they are not a meaningful indicator of future performance);

●	the cyclical nature of the Company’s business, which could result in operating losses during downturns;

●	seasonality of the Company’s business, leading to fluctuations in sales and revenues;

●	unfavorable conditions in its local markets, even if those conditions are not prominent nationally;

●	inability to satisfy its debt obligations upon the occurrence of a change in control under its credit facility;

●	availability of adequate capital;

●	the Company’s credit facility’s restrictive covenants may impair the Company’s ability to access sufficient capital and operate its business;

●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;

●	the Company’s relationships with third party providers of services, protection plans, products and resources;

●	financing, insurance and extended service contracts that depend on third party lenders and insurance companies;

●	the Company’s ability to meet its labor needs;

●	the Company’s inability to maintain its leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it;

●	federal, state and local regulations, including regulations applicable to the sale of extended service contracts and climate change legislation or regulations restricting emission of “greenhouse gases” that could result in increased operating costs and reduced demand for the RVs the Company sells;

●	the risk that if state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements;

●	inability to enforce its intellectual property rights and/or the Company infringing the intellectual property rights of third parties;

●	inability to protect, maintain or upgrade its information technology systems or to convert to alternate systems in an efficient and timely manner;

●	any disruptions to the Company’s information technology systems or breaches of the Company’s network security;

●	product liability claims if people or property are harmed by the products the Company sells, and manufacturer safety recalls;

●	Ineffectiveness of the Company’s risk management policies and procedures;

●	asset impairment charges for goodwill, intangible assets or other long-lived assets;

●	stock price declines as a result of the Company’s outstanding convertible preferred stock, warrants and options, and future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment;

●	stockholder dilution as a result of issuance of options under existing or future incentive plans, the issuance of stock under the ESPP or the issuance of common stock as a result of acquisitions or otherwise, or as a result of the conversion of Series A Preferred Stock into Company common stock;

●	the fact that holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate and elect two members to the Company’s board of directors, meaning that they influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company;

●	the fact that holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions;

Business Overview

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share, and per share data.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue, and other revenues. During the years ended December 31, 2020 and 2019, the Company derived its revenues from these categories in the following percentages:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
New vehicle revenue	58.7%	54.8%
Preowned vehicle revenue	30.6%	33.2%
Other	10.7%	12.0%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 89% and 88% of total revenues for the years ended December 31, 2020 and 2019. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% and 96% of the cost of revenues for the years ended December 31, 2020 and 2019, respectively. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the years ended December 31, 2020 and 2019, gross profit was $179.0 and $132.2 million, respectively, and gross margin was 21.9% and 20.5%, respectively. Last-in, first-out (“LIFO”) adjustments did not have a material impact on the variance in the Company’s gross margin during the periods presented.

During the years ended December 31, 2020 and 2019, gross margins were also impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than new and pre-owned vehicle sales, and contributed a smaller portion of total revenues for the year ended December 31, 2020 than for the prior year. These combined other revenues were 10.7% and 12.0%, respectively, of total revenues for the years ended December 31, 2020 and 2019.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total SG&A expense and averages approximately 50-60% of SG&A. SG&A expenses do not include transaction costs, stock-based compensation, finance lease interest and depreciation and amortization. SG&A expenses as a percentage of gross profit allows the Company to monitor its overhead expenses relative to profitability over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2020 and 2019, SG&A as a percentage of gross profit was 65.8% and 78.0%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business, improving fixed costs operating leverage, as well as overhead cost reductions implemented in April 2020.

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

The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. The Company defines Adjusted EBITDA as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges and gain (loss) on sale of property and equipment. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense.

Adjusted EBITDA is not intended to be a measure of liquidity or cash flows from operations, or a measure comparable to net income as it does not take into account certain requirements such as non-recurring gains and losses which are not deemed to be a normal part of the underlying business activities. The Company’s measure of Adjusted EBITDA is not necessarily comparable to similarly titled captions of other companies due to different methods of calculation. The Company strives to compensate for these limitations by using Adjusted EBITDA as only one of several measures for evaluating business performance. In addition, capital expenditures, which impact depreciation and amortization, interest expense, and income tax expense, are reviewed separately by management. For a reconciliation of Adjusted EBITDA to net income, a reconciliation of Adjusted EBITDA Margin to net income margin, and a further discussion of how the Company utilizes this non-GAAP financial measure, see “Non-GAAP Financial Measures” below.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). While we applied for loan forgiveness under the PPP loans, there can be no assurances that the loans will be forgiven.

Starting in May 2020, we experienced significant improvement in sales of new and pre-owned vehicles. Senior management was able to resume normal salaries in late May 2020, and we adjusted our workforce where necessary to meet demand. We continue to aggressively manage and ration capital, and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate as between May and December 2020, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, and our liquidity could be negatively impacted, if sales trends from May through December 2020 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

Results of Operations

The following table sets forth information comparing the components of net income for the years ended December 31, 2020 and 2019.

Summary Financial Data

(in thousands)

	Year Ended December 31, 2020	Year Ended December 31, 2019

Revenues
New and pre-owned vehicles	$729,872	$567,058
Other	87,238	77,854
Total revenue	817,110	644,912

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	616,047	490,676
Adjustments to LIFO reserve	(93)	2,445
Other	22,174	19,612
Total cost of revenues (excluding depreciation and amortization)	638,128	512,733

Gross profit (excluding depreciation and amortization)	178,982	132,179

Transaction costs	935	865
Depreciation and amortization expense	11,262	10,813
Stock-based compensation expense	1,566	4,864
Selling, general, and administrative expenses	117,681	103,509
Income from operations	47,538	12,128
Other income/expenses
(Loss) gain on sale of property and equipment	(7)	11
Interest expense	(8,047)	(10,328)
Total other expense	(8,054)	(10,317)
Income before income tax expense	39,484	1,811
Income tax expense	(10,364)	(1,097)
Net income	$29,120	$714

Revenue

Revenue increased by approximately $172.2 million, or 26.7%, to $817.1 million from $644.9 million for the years ended December 31, 2020 and 2019, respectively. The COVID pandemic has impacted consumer lifestyles by leading to social distancing and limited travel options. These trends have been favorable to the RV industry and the Company. It is uncertain how long these trends will continue to affect the industry and the Company.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $162.8 million, or 28.7%, to $729.9 million from $567.1 million for the years ended December 31, 2020 and 2019, respectively.

Revenue from new vehicle sales increased by approximately $126.4 million, or 35.8%, to $479.6 million from $353.2 million for the years ended December 31, 2020 and 2019, respectively. This was due to (a) an increase in the number of new vehicle units sold from 4,652 to 6,151, driven by increased demand across all locations as well as the acquisitions in 2020 of three dealerships located in Phoenix, Arizona (May), Elkhart, Indiana (October) and Burns Harbor, Indiana (December) (“New Locations”), and (b) an increase in average unit selling price from $75,500 for the year ended December 31, 2019 to $76,400 for the year ended December 31, 2020.

Revenue from pre-owned vehicle sales increased by approximately $36.5 million, or 17.1%, to $250.3 million from $213.8 million for the years ended December 31, 2020 and 2019, respectively. Excluding the effect of wholesale sales, there was an increase in units sold from 2,939 to 3,869 for the years December 31, 2020 and 2019, respectively, which was partially offset by a mix-driven decrease in the average unit selling price from approximately $65,500 per unit for the year ended December 31, 2019 to $60,700 for the year ended December 31, 2020.

The Company’s pending sale backlog, representing contracts for units that are sold, but have not been delivered to the dealership by the OEM, is at historical highs and growing, which is expected to have a positive impact on future revenue, although it is uncertain for how long.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $9.3 million, or 11.9%, to $87.2 million from $77.9 million for the years ended December 31, 2020 and 2019, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $3.0 million, or 8.5%, to $38.6 million from $35.6 million for the years ended December 31, 2020 and 2019, respectively, primarily due to increased level of business.

Finance and insurance revenue increased by approximately $8.4 million, or 23.0%, to $45.1 million from $36.7 million for the years ended December 31, 2020 as compared to December 31, 2019, respectively, primarily due to higher RV unit sales.

Campground and other revenue, which included RV rental revenue, decreased by approximately $2.0 million, or 37.2%, to $3.5 million from $5.5 million for the year ended December 31, 2020 as compared to December 31, 2019, respectively, primarily due to the discontinuance of RV rentals in 2019.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $46.8 million, or 35.4%, to $179.0 million from $132.2 million for the years ended December 31, 2020 and 2019, respectively. This increase was attributable to growth in all lines of business with the exception of the discontinued rental business. Gross margin was 21.9% and 20.5% for the years ended December 31, 2020 and 2019, respectively. Consumer demand was favorably impacted and supply restrained by the COVID pandemic, which in turn had a favorable impact on gross margins. It is uncertain how long these trends will continue to affect the industry and the Company.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $37.4 million, or 49.0%, to $113.8 from $76.4 million for the years ended December 31, 2020 and 2019, respectively. The increase is primarily attributable to the increase in units sold, as well as our ability to maintain higher margins in a period where inventory and supply has been tight.

Other Gross Profit

Other gross profit increased by $6.8 million, or 11.7% to $65.0 million from $58.2 million for the years ended December 31, 2020 and 2019 due to increased finance and insurance revenues associated with increased RV sales as well as higher penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation expense, and depreciation and amortization expense, increased 13.7% to $117.7 million from $103.5 million during the years ended December 31, 2020 and 2019, respectively. The increase in SG&A expenses was related to overhead associated with The Villages dealership acquired August 2019, the new service center near Houston, the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020 and increased performance wages as a result of the increased unit sales and revenues for the year ended December 31, 2020. This increase was partially offset by cost reduction actions taken in April 2020.

Stock based compensation decreased $3.3 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense decreased by approximately $2.3 million to $8.0 million from $10.3 million for the years ended December 31, 2020 and 2019, respectively, due primarily to more favorable interest rates, lower floorplan balances associated with reduced inventory levels and the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense increased to $10.4 million during the year ended December 31, 2020 from income tax expense of $1.1 million during the same period of 2019, due to the increase in income.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to enable it to analyze its performance and financial condition, for Adjusted EBITDA as described in “Key Performance Indicators”, above. The Company utilizes these financial measures to manage the business on a day-to-day basis and believes that they are relevant measures of performance. The Company believes that these supplemental measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures provide expanded insight to measure revenue and cost performance, in addition to the standard GAAP-based financial measures.

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

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges, and gain (loss) on sale of property and equipment.

Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Reconciliations from Net Income per the Consolidated Statements of Operations to EBITDA and Adjusted EBITDA for the years ended December 31, 2020 and 2019 are shown in the tables below.

	For the years ended December 31,
	2020	2019

EBITDA
Net income	$29,120	$714
Interest expense, net*	8,047	10,328
Depreciation and amortization of property and equipment	6,682	6,848
Amortization of intangible assets	4,580	3,965
Income tax expense	10,364	1,097
Subtotal EBITDA	58,793	22,952
Floor plan interest	(2,255)	(4,412)
LIFO adjustment	(93)	2,445
Transaction costs	935	865
Loss (gain) on sale of property and equipment	7	(11)
Impairment of retired rental units	-	439
Severance costs/Other	-	773
Stock-based compensation	1,566	4,864
Adjusted EBITDA	$58,953	$27,915

* Interest expense includes $4,816 and $4,655 relating to finance lease payments for the year ended December 31, 2020 and 2019, respectively. Operating lease payments are included as rent expense and included in net income.

During 2019, the Company retired the RV rental units and moved the rental units to pre-owned inventory for sale. Upon transfer to pre-owned inventory, the carrying value of these units was adjusted to market value for similar units acquired by the Company for resale.

	For the years ended December 31,
	2020	2019

EBITDA margin
Net income margin	3.6%	0.1%
Interest expense, net	1.0%	1.6%
Depreciation and amortization of property and equipment	0.8%	1.1%
Amortization of intangible assets	0.6%	0.6%
Income tax expense	1.3%	0.2%
Subtotal EBITDA margin	7.2%	3.6%
Floor plan interest	-0.3%	-0.7%
LIFO adjustment	0.0%	0.4%
Transaction costs	0.1%	0.1%
Loss (gain) on sale of property and equipment	0.0%	0.0%
Severance costs/Other	0.0%	0.1%
Stock-based compensation	0.2%	0.8%
Adjusted EBITDA	7.2%	4.3%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

Net Cash from Operating Activities

($ in thousands)
	Years Ended December 31,
	2020	2019
Net income	$29,120	$714
Non cash adjustments	15,722	13,958
Changes in operating assets and liabilities	66,225	24,250
Net cash provided by operating activities	111,067	38,922

Net cash used in investing activities	(30,324)	(19,406)
Net cash used in financing activities	(48,689)	(14,661)
Net increase in cash	$32,054	$4,855

The Company generated cash from operating activities of approximately $111.1 million during the year ended December 31, 2020 compared to $38.9 million during the year ended December 31, 2019. Net income increased by approximately $28.4 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Adjustments for non-cash expenses, included in net income, increased $1.7 million to $15.7 million from $14.0 million for the year ended December 31, 2020. During the year ended December 31, 2020, there was approximately $66.2 million of cash provided by changes in operating assets and liabilities as compared to $24.3 million of cash provided in 2019. The fluctuations in assets and liabilities were primarily due to the decrease in inventory of $63.4 million during the year ended December 31, 2020, excluding the impact of inventory added by the acquisitions in Phoenix, Arizona and Elkhart and Burns Harbor, Indiana.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $30.3 million during the year ended December 31, 2020, compared to approximately $19.4 million for the year ended December 31, 2019. During 2020, net cash used in investing activities was primarily related to cash paid for acquisitions of $16.7 million and purchases of property and equipment of $18.6 million, partially offset by cash provided by the consummation of a sale leaseback in Nashville, Tennessee of $4.9 million.

Net Cash from Financing Activities

The Company used cash in financing activities of approximately $48.7 million during the year ended December 31, 2020, compared to net cash provided by financing activities of approximately $14.7 million for the year ended December 31, 2019. Net cash used in financing activities for year ended December 31, 2020 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $59.4 million and M&T Term Loan of $2.3 million, both as defined under “M&T Credit Facility” below. These payments were partially offset by cash provided by the new M&T mortgage for the Houston service center of $6.1 million, PPP loans of $8.7 million and proceeds from the Nashville sale leaseback of $12.8 million. In addition, the Company paid dividends on the Series A Preferred Stock of $11.0 million as well as $3.1 million of acquisition notes payable.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses, and in 2020 also consisted of acquisitions of three dealerships. The Company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet it liquidity needs for the next twelve months. Management continually evaluates capital requirements and options to facilitate our growth strategy, and currently believes capital is adequate to support the business and its growth strategy under various market conditions.

As of December 31, 2020, the Company had liquidity of approximately $63.5 million in cash and had working capital of approximately $29.7 million.

Capital expenditures include expenditures to extend the useful life of current facilities, relating to purchases of new capital assets and construction, and to expand operations. For the years ended December 31, 2020 and 2019, the Company invested approximately $18.6 million and $16.9 million in capital expenditures, respectively.

The Company maintains sizable inventory in order to meet the expectations of its customers and believes that it will continue to require working capital consistent with past experience. Historically, the Company has funded its operations with internally generated cash flow and borrowings. Changes in working capital are driven primarily by levels of business activity. The Company maintains a floor plan credit facility to finance its vehicle inventory. At times, the Company has made temporary repayments on its existing floor plan credit facility using excess cash flow from operations.

M&T Credit Facility

On March 15, 2018, the Company replaced its prior debt agreements with Bank of America with a $200 million Senior Secured Credit Facility (the “M&T Facility” and the related credit agreement, the “Credit Agreement”). The M&T Facility includes a $175 million M&T floor plan line of credit (“M&T Floor Plan Line of Credit”), a $20 million M&T term loan (“M&T Term Loan”), and a $5 million M&T revolver (“M&T Revolver”). The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all of the assets of the Company. In February 2021, the maturity under the M&T Facility was extended from March 15, 2021 to June 15, 2021.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45.0 million may be used to finance pre-owned vehicle inventory and $4.5 million may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit accrues interest at either (a) the fluctuating 30-day London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the Credit Agreement), or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the Credit Agreement). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan is being repaid in equal monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $11.3 million plus any accrued interest. The M&T Term Loan bears interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the Credit Agreement) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the Credit Agreement).

The M&T Revolver allows the Company to draw up to $5.0 million. The M&T Revolver bears interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the Credit Agreement) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the Credit Agreement). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the Credit Agreement).

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”). Pursuant to the Third Amendment, Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV Holdings Corp, became parties to the Credit Agreement and were identified as additional loan parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility covering acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower (the “M&T Mortgage”). The amount borrowed under the M&T Mortgage was $6.136 million. The M&T Mortgage bears interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The M&T Mortgage requires monthly payments of principal of $0.03 million and matures on June 15, 2021 when all remaining principal and accrued interest payments become due.

In order to help mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T Credit Agreement on April 15, 2020 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the M&T Term Loan and M&T Mortgage (to the extent the permanent loan period had begun for the M&T Mortgage) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the M&T Term Loan and M&T Mortgage continued to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the M&T Term Loan and M&T Mortgage. All principal payments of the M&T Term Loan and M&T Mortgage deferred during the deferment period are due and payable on the M&T Term Loan maturity date or the M&T Mortgage maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the Credit Agreement (including, without limitation, upon maturity, acceleration or, to the extent applicable under the Credit Agreement, demand for payment). In addition, the Fourth Amendment included a temporary suspension of scheduled curtailment payments required by the Credit Agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continued to accrue and be paid at the applicable rate and on the terms set forth in the Credit Agreement during the suspension period.

As of December 31, 2020, there was $105.5 million outstanding under the M&T Floor Plan Line of Credit, $12.8 million outstanding under the M&T Term Loan and $6.0 million outstanding under the M&T Mortgage.

The M&T Facility matures in June 2021. The Company is currently in the process of negotiating and securing a replacement facility. The Company can offer no assurances that it will be successful in refinancing amounts outstanding under the facility under terms that are as favorable to the Company as current terms, or at all.

Please refer to the discussion above under “COVID-19 Developments” for a discussion of measures we took in the spring of 2020 to protect our liquidity, including by applying for, receiving and using the PPP Loans, and the potential impact on liquidity going forward, which disclosure is incorporated into this “Liquidity and Capital Resources” section by reference.

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

The Company’s largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although the Company believes that it has adequate insurance coverage, if the Company were to experience a catastrophic loss, the Company may exceed its policy limits, and/or may have difficulty obtaining similar insurance coverage in the future. In addition, a severe weather event such as a hurricane can lead to material disruptions in the Company’s operations at its Tampa, Florida headquarters or dealership.

Critical Accounting Policies and Estimates

The Company prepares its consolidated financial statements in accordance with GAAP, and in doing so, it must make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. The Company bases its estimates, assumptions and judgments on historical experience and on various other factors it believes to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. The Company evaluates its critical accounting estimates, assumptions and judgments on an ongoing basis.

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

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations for the year ended December 31, 2019 during which the rental business was discontinued. Campground revenue is also recognized over the time period of use of the campground.

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

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 16 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Board of Directors.

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

Lazydays Holdings, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazydays Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standards- ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases in 2020 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2020 using the modified retrospective approach.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

Melville, NY

March 19, 2021

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31,	December 31,
	2020	2019

ASSETS
Current assets
Cash	$63,512	$31,458
Receivables, net of allowance for doubtful accounts of $659 and $382 at December 31, 2020 and December 31, 2019, respectively	19,464	16,025
Inventories	116,267	160,864
Income tax receivable	1,898	326
Prepaid expenses and other	2,740	2,999
Total current assets	203,881	211,672

Property and equipment, net	106,320	86,876
Operating lease assets	15,472	-
Goodwill	45,095	38,979
Intangible assets, net	72,757	68,854
Other assets	473	255
Total assets	$443,998	$406,636

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31,	December 31,
	2020	2019

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$38,781	$23,855
Dividends payable	1,210	-
Floor plan notes payable, net of debt discount	105,399	143,949
Financing liability, current portion	1,462	936
Long-term debt, current portion	24,161	5,993
Operating lease liability, current portion	3,164	-
Total current liabilities	174,177	174,733

Long term liabilities
Financing liability, non-current portion, net of debt discount	78,634	63,557
Long term debt, non-current portion, net of debt discount	8,445	15,573
Operating lease liability, non-current portion	12,056	-
Deferred tax liability	15,091	16,450
Total liabilities	288,403	270,313

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020 and December 31, 2019; liquidation preference of $60,000 and $65,910 as of December 31, 2020 and December 31, 2019, respectively	54,983	60,893

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,656,041 and 8,506,666 shares issued and 9,514,742 and 8,428,666 outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	80,072	79,186
Treasury Stock, at cost, 141,299 and 78,000 shares at December 31, 2020 and December 31, 2019, respectively	(499)	(314)
Retained earnings (accumulated deficit)	21,039	(3,442)
Total stockholders’ equity	100,612	75,430
Total liabilities and stockholders’ equity	$443,998	$406,636

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

	For the year ended December 31, 2020	For the year ended December 31, 2019
Revenues
New and pre-owned vehicles	$729,872	$567,058
Other	87,238	77,854
Total revenues	817,110	644,912

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of ($93) and $2,445, respectively)	615,954	493,121
Other	22,174	19,612
Total cost applicable to revenue	638,128	512,733

Transaction costs	935	865
Depreciation and amortization	11,262	10,813
Stock-based compensation	1,566	4,864
Selling, general, and administrative expenses	117,681	103,509
Income from operations	47,538	12,128
Other income/expenses
(Loss) gain on sale of property and equipment	(7)	11
Interest expense	(8,047)	(10,328)
Total other expense	(8,054)	(10,317)
Income before income tax expense	39,484	1,811
Income tax expense	(10,364)	(1,097)
Net income	$29,120	$714
Dividends on Series A Convertible Preferred Stock	(6,283)	(5,910)
Net income (loss) attributable to common stock and participating securities	$22,837	$(5,196)

EPS:
Basic and diluted income (loss) per share	$1.56	$(0.53)
Weighted average shares outstanding - basic and diluted	9,809,783	9,781,870

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31,2019

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	8,471,608	$-	-	-	$80,606	$(4,156)	$76,450
Stock -based compensation	-	-	-	-	4,864	-	4,864
Repurchase of unit purchase options	-	-	-	-	(500)	-	(500)
Repurchase of treasury stock	-	-	78,000	(314)	-	-	(314)
Shares issued pursuant to the Employee Stock Purchase Plan	35,058	-	-	-	126	-	126
Dividends on Series A preferred stock	-	-	-	-	(5,910)	-	(5,910)
Net income	-	-	-	-	-	714	714
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$79,186	$(3,442)	$75,430
Stock-based compensation	-	-	-	-	1,566	-	1,566
Repurchase of Treasury Stock	-	-	63,299	(185)	-	-	(185)
Conversion of pre-funded warrants, warrants and options	1,107,181	-	-	-	629	-	629
Shares issued pursuant to the Employee Stock Purchase Plan	42,194	-	-	-	335	-	335
Dividends on Series A preferred stock	-	-	-	-	(1,644)	(4,639)	(6,283)
Net income	-	-	-	-		29,120	29,120
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$80,072	$21,039	$100,612

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31, 2020	For the year ended December 31, 2019

Cash Flows From Operating Activities
Net income	$29,120	$714
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,566	4,864
Bad debt expense	320	339
Depreciation and amortization of property and equipment	6,682	6,848
Amortization of operating lease assets	3,632	-
Amortization of intangible assets	4,580	3,965
Amortization of debt discount	109	220
Non-cash lease expense	186	-
Loss (gain) on sale of property and equipment	7	(11)
Deferred income taxes	(1,360)	(2,267)
Changes in operating assets and liabilities:
Receivables	(2,396)	629
Inventories	63,357	21,477
Prepaid expenses and other	426	291
Income tax receivable/payable	(1,572)	2,304
Other assets	(215)	103
Accounts payable, accrued expenses and other current liabilities	10,192	(554)
Operating lease liability	(3,567)	-

Total Adjustments	81,947	38,208

Net Cash Provided By Operating Activities	111,067	38,922

Cash Flows From Investing Activities
Cash paid for acquisitions	(16,653)	(2,568)
Proceeds from sales of property and equipment	4,970	37
Purchases of property and equipment	(18,641)	(16,875)

Net Cash Used In Investing Activities	(30,324)	(19,406)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(59,442)	(11,151)
Borrowings under Houston mortgage with M&T bank and PPP Loans	14,840	-
Repayment of long term debt with M&T bank	(2,303)	(2,900)
Proceeds from financing liability	12,772	3,972
Repayments of financing liability	(1,101)	(730)
Payment of dividends on Series A preferred stock	(10,983)	(1,210)
Repurchase of Unit Purchase Options	-	(500)
Repurchase of Treasury Stock	(185)	(314)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	335	126
Proceeds from exercise of stock options	629	-
Repayments of acquisition notes payable	(3,102)	(1,930)
Loan issuance costs	(149)	(24)

Net Cash Used In Financing Activities	(48,689)	(14,661)

Net Increase In Cash	32,054	4,855

Cash - Beginning	31,458	26,603

Cash - Ending	$63,512	$31,458

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

	For the year ended December 31, 2020	For the year ended December 31, 2019

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$8,176	$10,120
Cash paid during the period for income taxes net of refunds received	$13,296	$1,061

Non-Cash Investing and Financing Activities
Rental vehicles transferred to inventory, net	$-	$2,792
Fixed assets purchased with accounts payable	$3,534	$1,546
Accrued dividends on Series A Preferred Stock	$1,210	$5,910
Operating lease assets - ASC 842 adoption	$(17,781)	$-
Operating lease liabilities - ASC 842 adoption	$17,845	$-
Operating lease assets - new	$(756)	$-
Operating lease liabilities - new	$756	$-
Notes payable incurred in acquisitions	$1,600	$3,045
Net assets acquired in acquisitions	$12,137	$5,613

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in ten locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, one in the state of Tennessee, one in the state of Minnesota and two in the state of Indiana. Lazydays RV also has a dedicated service center location near Houston, Texas which opened in February 2020. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, and sells related parts and accessories. It also offers to its customers such ancillary services as extended service contracts, overnight campground and restaurant facilities. The Company also arranges financing for vehicle sales through third-party financing sources and extended warranty providers.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2020 and 2019 include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, Lazydays of Minneapolis LLC, LDRV of Tennessee LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Corp of Nashville LLC, LDRV of Nashville LLC, Lazydays RV of Phoenix, LLC, Lazydays RV of Elkhart, LLC, Lazydays Land of Elkhart, LLC, Lazydays Service of Elkhart, LLC, Lazydays RV of Chicagoland, LLC and Lazydays Land of Chicagoland, LLC (collectively, the “Company” or “Lazydays”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Cash consists of business checking accounts with its banks, the first $250 of which is insured by the Federal Deposit Insurance Corporation. There are no cash equivalents as of December 31, 2020 and 2019.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations. The following table represents the Company’s disaggregation of revenue:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

New vehicle revenue	$479,611	$353,228
Preowned vehicle revenue	250,261	213,830
Parts, accessories, and related services	38,630	35,607
Finance and insurance revenue	45,123	36,698
Campground, rental, and other revenue	3,485	5,549
	$817,110	$644,912

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

Revenue from the rental of vehicles is recognized pro rata over the period of the rental agreement. The rental agreements are generally short-term in nature. Revenue from rentals is included in other revenue in the accompanying consolidated statements of operations for the year ended December 31, 2019 during which the rental business was discontinued. Campground revenue is also recognized over the time period of use of the campground.

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

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

Gross finance and insurance revenues	$50,341	$41,169
Additions to charge-back allowance	(6,217)	(4,471)
Net Finance Revenue	$44,124	$36,698

The Company has an accrual for charge-backs which totaled $5,553 and $4,221 at December 31, 2020 and December 31, 2019, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 9 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the year ended December 31, 2020, substantially all of the contract liabilities as of December 31, 2019 were either recognized in revenue or cancelled.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the consolidated statements of operations.

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2020 and December 31, 2019, respectively, shipping and handling included as a component of revenue were $3,262 and $2,284.

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

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such used vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $3,627 and $3,719 as of December 31, 2020 and 2019, respectively.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all our reporting units and perform a detailed quantitative test of impairment (Step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis, (Step 2) to measure such impairment. At December 31, 2020, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified at December 31, 2020.

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

Financing Costs

Debt financing costs are recorded as a debt discount and are amortized over the term of the related debt. Amortization of debt discount included in interest expense was $170 and $220 for the years ended December 31, 2020 and December 31, 2019, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Management believes no impairment of long-lived assets existed as of December 31, 2020 and 2019.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2020 and 2019 because of the relatively short maturities of these instruments. The carrying amount of the Company’s bank debt approximates fair value as of December 31, 2020 and 2019 because the debt bears interest at a rate that approximates the current market rate at which the Company could borrow funds with similar maturities.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 16 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Any unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Board of Directors.

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

Earnings Per Share

The Company computes basic and diluted earnings per share (“EPS”) by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

The Company is required, in periods in which it has net income, to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares. The two-class method is required because the Company’s Series A Preferred Stock have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock. Under the two-class method, earnings for the period are allocated on a pro-rata basis to the common and preferred stockholders. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of common share options or warrants were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Year ended	Year ended
(Dollars in thousands - except share and per share amounts)	December 31, 2020	December 31, 2019
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	15,272	(5,196)
Net earnings allocated to common stock	15,272	(5,196)
Net earnings allocated to participating securities	7,565	-
Net earnings allocated to common stock and participating securities	$22,837	$(5,196)

Weighted average shares outstanding for basic earnings per common share	9,809,783	9,781,870
Dilutive effect of warrants and options	-	-
Weighted average shares outstanding for diluted earnings per share computation	9,809,783	9,781,870

Basic income per common share	$1.56	$(0.53)
Diluted income per common share	$1.56	$(0.53)

During the years ended December 31, 2020 and 2019, respectively, the denominator of the basic EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Weighted average outstanding common shares	9,509,426	8,442,371
Weighted average prefunded warrants	300,357	1,339,499
Weighted shares outstanding - basic	9,809,783	9,781,870

During the years ended December 31, 2020 and 2019, respectively, the denominator of the dilutive EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Weighted average outstanding common shares	9,509,426	8,442,371
Weighted average prefunded warrants	300,357	1,339,499
Weighted average warrants	1,068,198	-
Weighted average options	1,128,295	-
Weighted average convertible preferred stock	6,082,981	-
Weighted shares outstanding - diluted	18,089,257	9,781,870

For the years ended December 31, 2020 and 2019, respectively, the following common stock equivalent shares were excluded from the computation of the diluted income (loss) per share, since their inclusion would have been anti-dilutive:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Shares underlying Series A Convertible Preferred Stock	-	5,962,733
Shares underlying warrants	-	4,677,458
Stock options	-	3,798,818
Shares issuable under the Employee Stock Purchase Plan	54,721	49,300
Share equivalents excluded from EPS	54,721	14,488,309

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2020, the Company identified adjustments required to correct earnings per share for the first three quarters of 2020.  The errors discovered resulted in an understatement in earnings per share of $0.01 for the three months ended March 31, 2020, $0.06 and $0.07 for the three and six months ended June 30, 2020, respectively, and $0.12 and $0.21 for the three and nine months ended September 30, 2020, respectively.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such no restatement was necessary.  Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended.  Such correction may be made the next time the registrant files the prior period financial statements.  Accordingly, the misstatements will be corrected prospectively in the Form 10-Q for the first three quarters of 2021.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $12,941 and $12,083 for the years ended December 31, 2020 and December 31, 2019, respectively.

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

Vendor Concentrations

The Company purchases its new recreational vehicles and replacement parts from various manufacturers. During the year ended December 31, 2020, four manufacturers accounted for 26.1%, 25.0%, 24.0% and 19.5% of RV purchases. During the year ended December 31, 2019, four manufacturers accounted for 33.9%, 20.5%, 20.2% and 14.7% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida locations, the Colorado locations, and the Arizona locations which generate greater than 10% of revenues, were as follows:

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019

Florida	63%	68%
Colorado	14%	14%
Arizona	10%	<10%

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

As described under Note 11 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). While we applied for loan forgiveness under the PPP loans, there can be no assurances that the loans will be forgiven.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate as between May and December 2020, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, and our liquidity could be negatively impacted, if sales trends from May through December 2020 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

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

Adoption of the new standard resulted in total operating lease liabilities of approximately $17,800 and operating lease assets of approximately $17,800 as of January 1, 2020. The standard did not materially impact our Consolidated Statements of Operations and had no impact on our Consolidated Statements of Cash Flows. Our accounting policies under the new standard are described below. See Note 10, Leases.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to December 31, 2020 through the date these consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements.

On January 4, 2021, the Company commenced sales and service operations at its new dealership in Murfreesboro, TN located just south of Nashville on I-24. The 42,000 square facility becomes Lazydays eleventh full-service RV dealership and its second dealership located in Tennessee. Lazydays RV of Nashville will carry Grand Design, Coachmen, Thor Motor Coach, Forest River, Tiffin and Winnebago brands.

On March 17, 2021, two institutional investors exercised warrants issued in the PIPE Investment with respect to an aggregate of 1,005,308 shares of our common stock for cash, resulting in the issuance of 1,005,308 shares of common stock and gross proceeds to the Company of $11,315,250 pursuant to agreements executed with the Company.   The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of such act, and Rule 506(b) thereunder, as issuances made in a private placement to accredited investors.

On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date of the credit facility to June 15, 2021.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the impact that the adoption of the provisions of ASU 2016-03 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This standard, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Interbank Offered Rate (“LIBOR”)) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022, as a result of reference rate reform. The Company is currently evaluating the impact that this new standard will have on our financial statements.

NOTE 3 – BUSINESS COMBINATIONS

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

On October 6, 2020, the Company consummated its asset purchase agreement with Total Value Recreation Vehicles of Indiana, Inc. (“Total RV”). The purchase price consisted solely of cash paid to Total RV. As part of the acquisition, the Company acquired the inventory of Total RV and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On December 1, 2020, the Company consummated its asset purchase agreement with Camp-Land, Inc. (“Camp-Land”). The purchase price consisted of cash paid to Camp-Land and a note payable to the seller of Camp-Land. The note payable is a four year note which matures on January 5, 2025, which requires annual payments of $435 in principal and interest. The note bears interest at 3.25% per year. As part of the acquisition, the Company acquired the inventory of Camp-Land and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Alliance, Korges, Total RV and Camp-Land each constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2020	2019

Inventories	$18,932	$12,171
Accounts receivable and prepaid expenses	1,167	53
Property and equipment	5,417	77
Intangible assets	8,480	2,630
Total assets acquired	33,996	14,931

Accounts payable, accrued expenses and other current liabilities	1,004	243
Floor plan notes payable	20,855	11,434
Total liabilities assumed	21,859	11,677

Net assets acquired	$12,137	$3,254

The fair value of consideration paid was as follows:

	2020	2019
Purchase Price:	$16,653	$2,568
Cash consideration paid		(107)
Note payable issued to former owners	1,600	3,045
	$18,253	$5,506

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from Alliance, Korges, Total RV and Camp-Land. Goodwill associated with the transaction is detailed below:

	2020	2019
Total consideration	$18,253	$5,506
Less net assets acquired	12,137	3,254
Goodwill	$6,116	$2,252

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2019.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$230	7 years
Dealer Agreements	$2,400	7 years

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2020

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$250	8-10 years
Dealer Agreements	$8,000	8-10 years
Noncompete Agreement	$230	5 years

The Company recorded approximately $39,514 in revenue and $2,389 in net income prior to income taxes during the year ended December 31, 2020 related to the 2020 acquisitions. The Company recorded approximately $91.2 million in revenue and $3.9 million in pre-tax income during the year ended December 31, 2019 related to the 2019 acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Alliance, Korges, Total RV and Camp-Land had been consummated on January 1, 2019.

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Revenue	$881,122	$791,408
Income before income taxes	$40,717	$2,289
Net income	$30,094	$1,092

The Company adjusted the combined income of Lazydays RV with Alliance, Korges, Total RV and Camp-Land and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the purchase price allocation for Alliance and the preliminary purchase price allocation for Korges, Total RV and Camp-Land to determine pro forma net income.

Goodwill that is deductible for tax purposes was determined to be $20,735.

NOTE 4 – RECEIVABLES, NET

Receivables consist of the following:

	As of	As of
	December 31, 2020	December 31, 2019

Contracts in transit and vehicle receivables	$15,995	$11,544
Manufacturer receivables	2,705	3,539
Finance and other receivables	1,423	1,324
	20,123	16,407
Less: Allowance for doubtful accounts	(659)	(382)
	$19,464	$16,025

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenues.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	As of	As of
	December 31, 2020	December 31, 2019

New recreational vehicles	$92,434	$124,096
Pre-owned recreational vehicles	22,967	36,639
Parts, accessories and other	4,493	3,848
	119,894	164,583
Less: excess of current cost over LIFO	(3,627)	(3,719)
	$116,267	$160,864

During 2019, the Company retired the RV rental units and moved the rental units to pre-owned inventory for sale. Upon transfer to pre-owned inventory, the carrying value of these units was adjusted to market value for similar units acquired by the Company for resale.

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of	As of
	December 31,	December 31,
	2020	2019

Land	$25,954	$22,496
Building and improvements including leasehold improvements	74,767	62,206
Furniture and equipment	8,572	6,747
Company vehicles	987	747
Construction in progress	13,606	5,603
	123,886	97,799

Less: Accumulated depreciation and amortization	(17,566)	(10,923)

	$106,320	$86,876

Depreciation and amortization expense is set forth in the table below:

	As of	As of
	December 31,	December 31,
	2020	2019

Depreciation	6,682	6,848

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$43,800	$8,901	$34,899	$35,800	$5,180	$30,620
Customer relationships	9,790	2,233	7,557	9,540	1,406	8,134
Non-Compete agreements	230	29	201	-	-	-
	53,820	11,163	42,657	45,340	6,586	38,754
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	30,100	-	30,100
	$83,920	$11,163	$72,757	$75,440	$6,586	$68,854

Amortization expense is set forth in the table below:

	As of	As of
	December 31,	December 31,
	2020	2019

Amortization	$4,580	$3,965

Estimated future amortization expense is as follows:

Years ending
2021	$5,120
2022	5,120
2023	5,120
2024	5,120
2025	5,051
Thereafter	17,126
$42,657

As of December 31, 2020, the weighted average remaining amortization period was 8.6 years.

NOTE 8 – FINANCING LIABILITY

On December 23, 2015, the Company sold certain land, building and improvements for $56,000 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.3%. At the conclusion of the 20-year lease period, the financing liability residual will be $11,000, which will correspond to the carrying value of the land.

On August 7, 2018, the Company sold certain land, building and improvements for $5,350 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 7.9%. At the conclusion of the 20-year lease period, the financing liability residual will be $1,780, which will correspond to the carrying value of the land. As part of the lease, the Company could have drawn up to $5,000 from the lessor through September 30, 2019 to pay for certain improvements on the premises. As of December 31, 2019, the Company drew $4,206 to make such improvements. Repayments on advances are made over the term of the lease and are factored into the calculation of the outstanding financing liability. Annual payments are made at a rate of the amount of the outstanding advance multiplied by an advance rate of 8%.

The financing liabilities, net of debt discount, is summarized as follows:

	As of	As of
	December 31,	December 31,
	2020	2019

Financing liability	$80,254	$64,568
Debt discount	(158)	(75)
Financing liability, net of debt discount	80,096	64,493
Less: current portion	1,462	936
Financing liability, non-current portion	$78,634	$63,557

The future minimum payments required by the arrangements are as follows:

			Total
Years ending December 31,	Principal	Interest	Payments
2021	1,639	5,233	6,872
2022	1,890	5,329	7,219
2023	2,168	5,196	7,364
2024	2,469	5,042	7,511
2025	2,794	4,868	7,662
Thereafter	56,513	34,792	91,305
	$67,473	$60,460	$127,933

For the year ended December 31, 2020, the Company made interest payments of $4,816 and principal payments of $1,118. For the year ended December 31, 2019, the Company made interest payments of $4,655 and principal payments of $730.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of December 31, 2020	As of December 31, 2019

Accounts payable	$18,077	$11,231
Other accrued expenses	4,713	3,392
Customer deposits	6,002	2,267
Accrued compensation	4,311	2,388
Accrued charge-backs	5,553	4,221
Accrued interest	125	356
Total	$38,781	$23,855

NOTE 10 – LEASES

On January 1, 2020, we adopted a new accounting standard that amends the guidance for the accounting and reporting of leases. Certain required disclosures have been made on a prospective basis in accordance with the guidance of the standard. See Note 2, Significant Accounting Policies.

The Company leases property and equipment throughout the United States primarily under operating leases. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Consolidated Balance Sheets.

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

As of December 31, 2020, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.2 years and 5.0%, respectively.

Operating lease costs for the year ended December 31, 2020 was $3,809 including variable lease costs. There were no short term leases for the year ended December 31, 2020.

Maturities of lease liabilities as of December 31, 2020 were as follows:

Maturity Date	Operating Leases
2021	3,838
2022	3,520
2023	3,317
2024	2,586
2025	1,939
Thereafter	2,179
Total lease payments	17,379
Less: Imputed Interest	2,159
Present value of lease liabilities	$15,220

The following presents supplemental cash flow information related to leases during 2020:

For the year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$3,809

ROU assets obtained in exchange for lease liabilities:
Operating leases	$756
Finance lease	$4,015
$4,771

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC for $4,921. The Company has entered into a lease agreement with the buyer with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which will be paid for by LD Murfreesboro TN Landlord, LLC. The commencement date of the lease will occur at the completion of construction which is expected to occur in the first quarter of 2021.

NOTE 11 – DEBT

M&T Financing Agreement

On March 15, 2018, the Company terminated and replaced the Bank of America (“BOA”) credit facility with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility includes a Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a Term Loan (the “M&T Term Loan”), and a Revolving Credit Facility (the “M&T Revolver”). The M&T Facility was originally due to mature on March 15, 2021. The maturity date was subsequently extended to June 15, 2021. The M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all of the assets of the Company. The costs of the M&T Facility were recorded as a debt discount.

On March 15, 2018, the Company repaid $96,740 outstanding under the BOA floor plan notes payable and $8,820 outstanding under the BOA term loan with the proceeds of the M&T Facility.

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV, became parties to the credit agreement related to the M&T Facility (the “Credit Agreement”) and were identified as additional loan parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility (the “M&T Mortgage”) covering acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The amount borrowed under the M&T Mortgage was $6,136. The M&T Mortgage bears interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and was originally due to mature on March 15, 2021. The maturity date was subsequently extended to June 15, 2021. As of December 31, 2020, the mortgage balance was $6,008 and the interest rate was 2.4375%.

In order to help mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the Credit Agreement on April 15, 2020 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the M&T Term Loan and M&T Mortgage (to the extent the permanent loan period had begun for the M&T Mortgage) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the M&T Term Loan and M&T Mortgage continued to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the M&T Term Loan and M&T Mortgage. All principal payments of the M&T Term Loan and M&T Mortgage deferred during the deferment period are due and payable on the M&T Term Loan maturity date or the M&T Mortgage maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the Credit Agreement (including, without limitation, upon maturity, acceleration or, to the extent applicable under the Credit Agreement, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the Credit Agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continued to accrue and be paid at the applicable rate and on the terms set forth in the Credit Agreement during the suspension period.

As of December 31, 2020, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of December 31, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $26,903 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit accrues interest at either (a) the fluctuating 30-day London Interbank Offered Rate (“LIBOR”) rate plus an applicable margin, which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the Credit Agreement), or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the Credit Agreement). The Base Rate is defined in the Credit Agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. The interest rate in effect as of December 31, 2020 was 2.14675%. Principal payments become due upon the sale of the vehicle. Additionally, principal payments are required to be made once the vehicle reaches a certain number of days on the lot. The average outstanding principal balance was $99,200 and the related floor plan interest expense was $2,255 for the year ended December 31, 2020.

The M&T Floor Plan Line of Credit consists of the following as of December 31, 2020 and 2019:

	As of December 31, 2020	As of December 31, 2019

Floor plan notes payable, gross	$105,486	$144,133
Debt discount	(87)	(184)
Floor plan notes payable, net of debt discount	$105,399	$143,949

The $20,000 M&T Term Loan is being repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date of March 15, 2021. At the maturity date, the Company must pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan bears interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the Credit Agreement) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the Credit Agreement). The interest rate in effect at December 31, 2020 was 2.4375%.

On February 13, 2021 the Company signed an agreement with M&T to extend the maturity date of the M&T Facility to June 15, 2021.

PPP Loans

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP loans (the “Notes”), such PPP Loans bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest are required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. While the Company’s subsidiaries used the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the PPP Loans will be obtained.

Long-term debt consists of the following as of December 31, 2020 and 2019:

	As of December 31, 2020			As of December 31, 2019
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan and Mortgage	$18,758	$(41)	$18,717	$14,925	$(47)	$14,878
Paycheck Protection Program Loans	8,704	-	$8,704
Acquisition notes payable (See Note 3)	5,185	-	5,185	6,688	-	6,688
Total long-term debt	32,647	(41)	32,606	21,613	(47)	21,566
Less: current portion	24,161	-	24,161	5,993	-	5,993
Long term debt, non-current	$8,486	$(41)	$8,445	$15,620	$(47)	$15,573

Future maturities of long term debt are as follows:

Future Maturities of Long Term Debt

Years ending December 31,
2021	$24,161
2022	5,824
2023	1,844
2024	396
2025	422
Total	$32,647

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver bears interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the Credit Agreement). During the year ended December 31, 2020, there were no outstanding borrowings under the M&T Revolver. The M&T Revolver also includes a $1,000 Letter of Credit Sublimit which decreases the availability of the line. As of December 31, 2020, there were no outstanding letters of credit. As a result, there was $5,000 available under the M&T Revolver.

NOTE 12 – INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Current:
Federal	$9,187	$2,699
State	2,536	664
	11,723	3,363

Deferred:
Federal	(1,177)	(1,746)
State	(182)	(520)
	(1,359)	(2,266)
Income tax expense	$10,364	$1,097

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2020 and 2019) to the Company’s income tax expense is as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Amount	%	Amount	%
Income taxes at statutory rate	$8,291	21.0%	$380	21.0%
Non-deductible expense	40	0.1%	43	2.4%
State income taxes, net of federal tax effect	1,856	4.7%	(75)	-4.2%
Transaction costs	-	0.0%	(61)	-3.4%
Stock-based compensation and officer compensation	235	0.6%	824	43.0%
Other credits and changes in estimate	(58)	-0.2%	(14)	1.8%
Income tax expense	$10,364	26.3%	$1,097	60.6%

Due to limitations on the deductibility of compensation under Section 162(m) stock-based compensation expense attributable to certain employees has been treated as a permanent difference in the calculation of tax expense. The Company does not expect that these expenses will be deductible on the estimated exercise date of the awards. As such, no deferred tax asset has been established related to these amounts.

Deferred tax assets and liabilities were as follows:

	As of	As of
	December 31,	December 31,
	2020	2019

Deferred tax assets:
Accounts receivable	$167	$96
Accrued charge-backs	1,412	1,063
Other accrued liabilities	1,530	166
Financing liability	15,085	16,247
Stock based compensation	1,009	894
Other, net	535	262
	19,738	18,728

Deferred tax liabilities:
Prepaid expenses	(198)	(271)
Goodwill	(480)	(370)
Inventories	(5,343)	(4,702)
Property and equipment	(15,073)	(15,457)
Intangible assets	(13,735)	(14,378)
	(34,829)	(35,178)

Net deferred tax (liabilities)/assets	$(15,091)	$(16,450)

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company is subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, Tennessee, Texas and Indiana. The Company is no longer subject to the examination by Federal and state taxing authorities for years prior to 2017. Florida has completed its examinations through December 31, 2017 with no additional taxes due. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in the statements of operations for the periods presented were insignificant.

NOTE 13 – RELATED PARTY TRANSACTIONS

On December 18, 2019, pursuant to the Company’s stock repurchase program, the Company repurchased 75,000 shares of common stock from B. Luke Weil for $302 including broker fees. (See Note 17-Stockholders’ Equity)

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, the Company makes discretionary matching contributions to employees’ 401(k). The Company made contributions to the Plan of $847 and $785 for the year ended December 31, 2020 and 2019, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the Chief Executive Officer (“CEO”) and the former Chief Financial Officer (“CFO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the CEO and the former CFO provide for initial base salaries of $540 and $325, respectively, subject to annual discretionary increases. In addition, each executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary and the former CFO’s target bonus was 75% of her base salary. The employment agreements also provide that each executive is to be granted an option to purchase shares of common stock of the Company (See Note 17 – Stockholders’ Equity).

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

In May 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “new CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The new CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). The offer letter also provides that the executive is to be granted an option to purchase shares of common stock of the Company. He is also being provided with a relocation allowance of $100 which the new CFO will be required to repay if he resigns from the Company or is terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the board of directors determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 17- Stockholders’ Equity).

Director Compensation

The Company’s non-employee members of the board of directors will receive annual cash compensation of $50 for serving on the board of directors, $5 for serving on a committee of the board of directors (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the board of directors. In addition, in lieu of stock options for the year ended December 31, 2019, the board members received a one time cash payment of $50 during the year ended December 31, 2020.

Legal Proceedings

The Company is a party to multiple legal proceedings that arise in the ordinary course of business. The Company has certain insurance coverage and rights of indemnification. The Company does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on the Company’s business, results of operations, financial condition, and/or cash flows.

The Company records legal expenses as incurred in its consolidated statements of operations.

NOTE 16 – PREFERRED STOCK

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

The discount associated with the Series A Preferred Stock was not accreted during the year ended December 31, 2020 because redemption was not currently deemed to be probable.

In September 2020, the Company declared a dividend payment for all outstanding dividends through September 30, 2020 of $10,983, which was paid on October 5, 2020. In December 2020, the Company declared a dividend payment of $1,210 for outstanding dividends through December 31, 2020 which is included in dividends payable in the accompanying consolidated balance sheets.

NOTE 17 – STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of the Company’s common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the Board. See Note 16 – Preferred Stock for additional information associated with the Series A Preferred Stock.

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of December 31, 2020, there were 299,557 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. On June 1, 2020, the Company issued 41,858 shares of common stock pursuant to the ESPP. As a result, as of December 31, 2020, there were 822,748 shares available for issuance. During the years ended December 31, 2020 and 2019, the Company recorded $135 and $65, respectively of stock based compensation expense related to the ESPP.

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

During the year ended December 31, 2020, the Company repurchased 63,299 shares of common stock for $185. During the year ended December 31, 2019, the Company repurchased 78,000 shares of common stock for $314. All repurchased shares are included in treasury stock in the consolidated balance sheets.

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

On June 1, 2020, 42,194 shares of common stock at a price per share of $3.587 were issued to the participants of the ESPP for a value of $335.

Simultaneous with the Mergers, in addition to the Series A Preferred Stock and warrants issued in the PIPE Investment, the Company sold 2,653,984 shares of common stock, perpetual non-redeemable pre-funded warrants to purchase 1,339,499 shares of common stock at an exercise price of $0.01 per share, and five-year warrants to purchase 1,630,927 shares of common stock at an exercise price of $11.50 per share for gross proceeds of $34,783. The Company incurred offering costs of $2,065 which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2020, 300,357 of the pre-funded warrants remain outstanding.

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

Unit Purchase Options

On November 24, 2015, Andina sold options to purchase an aggregate of 400,000 units (collectively, the “Unit Purchase Options”) to an investment bank and its designees for $100. The Unit Purchase Options were exercisable at $10.00 per unit as a result of the Mergers and they were set to expire on November 24, 2020. The Unit Purchase Options represented the right to purchase an aggregate of 457,142 shares of common stock (which included 57,142 shares of common stock issuable for the rights included in the units, as well as warrants to purchase 200,000 shares of common stock for $11.50 per share). The Unit Purchase Options granted to the holders “demand” and “piggy back” registration rights for periods of five and seven years, respectively, with respect to the securities directly and indirectly issuable upon exercise of the Unit Purchase Options. The Unit Purchase Options were exercisable for cash or on a “cashless” basis, at the holder’s option, such that the holder could have used the appreciated value of the Unit Purchase Options (the difference between the exercise price of the Unit Purchase Option and the market price of the Unit Purchase Options and the underlying shares of common stock) to exercise the Unit Purchase Options without the payment of any cash. The Company had no obligation to net cash settle the exercise of the Unit Purchase Options or the underlying rights or warrants. During January 2019, the Company exchanged $500 for all of the Unit Purchase Options, and as a result, the Unit Purchase Options and any obligation to issue any underlying securities were cancelled.

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

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2020	4,677,458	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(45,371)	$11.50
Warrants outstanding December 31, 2020	4,632,087	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	3,798,818	$10.63
Granted	530,000	$10.08
Cancelled or terminated	(203,809)	$(9.76)
Exercised	(61,647)	$(10.72)
Options outstanding at December 31, 2020	4,063,362	$10.60	2.65	$22,954
Options vested at December 31, 2020	1,085,720	$11.10	2.23	$5,626

Awards with Market Conditions

The expense recorded for awards with market conditions was $923 and $4,556 for the years ended December 31, 2020 and 2019, respectively, which is included in operating expenses in the consolidated statements of operations.

Awards with Service Conditions

During the year ended December 31, 2019, stock options to purchase 505,000 shares of common stock were issued to employees. The options have exercise prices ranging from $4.50 to $8.50. The options had a five year life and a four year vesting period. The fair value of the awards of $957 was determined using the Black-Scholes option pricing model based on a 3.75 expected life, a risk free rate of 1.70%-2.51%, an annual dividend yield of 0% and an annual volatility of 52%-55%.

During the year ended December 31, 2020, stock options to purchase 530,000 shares of common stock were issued to employees and board members. The options have an exercise price of $7.91, $8.50 or $14.68. The options had a five year life and a four year vesting period. The fair value of the awards of $1,915 was determined using the Black-Scholes option pricing model based on the follow range of assumptions:

Year ended December 31, 2020
Risk free interest rate	0.25% - 0.43%
Expected term (years)	3.50-3.75
Expected volatility	55% - 73%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $508 for the year ended December 31, 2020 and $243 for the year ended December 31, 2019, which is included in operating expenses in the consolidated statements of operations.

As of December 31, 2020, total unrecorded compensation cost related to non-vested awards was $2,214 which is expected to be amortized over a weighted average service period of approximately 2.65 years. For year ended December 31, 2020, the weighted average grant date fair value of awards issued during the period was $4.07 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

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

Item 9B. Other Information

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct is available on our corporate website at www.lazydays.com by clicking on the link “Investor Relations” on our homepage and then clicking on the link “Governance” and then clicking on the link “Code of Business Conduct” under “Governance Documents.” You also may obtain a printed copy of the Code of Business Conduct by sending a written request to: Investor Relations, Lazydays Holdings, Inc., 6130 Lazy Days Boulevard, Seffner, Florida 33584. In addition, the Code of Business Conduct is available in print to any stockholder who requests it by contacting Investor Relations at investors@lazydays.com or 855-629-3995. In the event that we amend or waive any of the provisions of the Code of Business Conduct that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2021 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc. and A. Lorne Weil (included as Annex A to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.1	Form of Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.2	Form of Bylaws of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

3.3	Certificate of Designations of Series A Preferred Stock of Lazydays Holdings, Inc. (included as Annex D to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Lazydays Holdings, Inc. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

4.2	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.5 of Andina’s Form S-1/A filed on November 6, 2015).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Andina (incorporated by reference to Exhibit 4.7 of Andina’s Form S-1/A filed on November 6, 2015).

4.4	Form of Specimen Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.5	Form of Common Stock purchase warrant (filed as Exhibit 4.5 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.6	Form of Pre-Funded Common Stock Purchase warrant (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

4.7	Description of Registrant’s Securities.*

10.1	Registration Rights Agreement between Andina and certain security holders of Andina (incorporated by reference to Exhibit 10.1 of Andina’s Current Report on Form 8-K filed on December 1, 2015).

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement and incorporated herein by reference).

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.5.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

Exhibit Number	Description

10.5.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.6	Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.7	Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8	Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.9	Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.10	Credit Agreement, dated March 15, 2018, among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, and various other affiliated entities thereafter parties thereto, as Borrowers, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and Lender, and various other financial institutions who may become lender parties thereto (filed as Exhibit 10.10 to the Form 8-K filed on March 21, 2018).

10.11	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith (filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018).

10.12	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018).

10.13	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.14	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on March 30, 2018 and incorporated herein by reference).

10.15	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed with the SEC on May 22, 2018 and incorporated herein by reference).

10.16	Second Amendment to Credit Agreement, dated as of December 6, 2018, by and among the Borrowers named therein, the Guarantors named therein and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on December 12, 2018 and incorporated herein by reference).

10.17	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019)

10.18	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (filed as exhibit 10.2 to the Form 8-K filed on May 23, 2019)

10.19

Third Amendment and Joinder to Credit Agreement, dated as of March 6, 2020, by and among the Existing Borrowers named therein, Lone Star Acquisition LLC, authorized to conduct business in the State of Texas as Lone Star Land of Houston, LLC, Lone Star Diversified, LLC, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement (filed as Exhibit 10.19 to Annual Report on Form 10-K for the year ended December 31, 2019, and incorporated herein by reference)

10.20	Fourth Amendment and Joinder to Credit Agreement, dated as of April 16, 2020, by and among the Borrowers named therein, the Guarantors named therein, Manufacturers and Traders Trust Company and the lenders party to the credit agreement (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and incorporated herein by reference)

10.21	Form of Term Note (U.S. Small Business Administration Paycheck Protection Program) in favor of M&T Bank (filed as Exhibit 10.1 to Current Report on Form 8-K on May 4, 2020, and incorporated herein by reference)

21.1	Subsidiaries of the Company.*

23.1	Consent of Marcum LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

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

Date: March 19, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Murnane	Chief Executive Officer and Chairman	March 19, 2021
William P. Murnane	(Principal Executive Officer)

/s/ Nicholas J. Tomashot	Chief Financial Officer	March 19, 2021
Nicholas Tomashot	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jerry Comstock	Director	March 19, 2021
Jerry Comstock

/s/ James J. Fredlake	Director	March 19, 2021
James J. Fredlake

/s/ Jordan Gnat	Director	March 19, 2021
Jordan Gnat

/s/ Erika Serow	Director	March 19, 2021
Erika Serow

/s/ Christopher S. Shackelton	Director	March 19, 2021
Christopher S. Shackelton

