Form 10-K/A
period 2020-12-31
Lazydays Holdings, Inc.
filed 2021-06-25
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

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

i

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A (this “Amendment” or “Form 10-K/A”) amends the Lazydays Holdings, Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2020 originally filed with the Securities and Exchange Commission (“SEC”) on March 19, 2021 by the Company (the “Original Filing”). This Amendment restates the Company’s previously issued consolidated financial statements as of and for the years ended December 31, 2020 and 2019. See Note 2, Restatement of Previously Reported Financial Statements, in Item 8, Financial Statements and Supplementary Data, for additional information. The relevant unaudited interim financial information for each of the quarters during the years ended December 31, 2020 and 2019 has also been restated. See Note 19, Quarterly Financial Data (Unaudited and Restated), in Item 8, Financial Statements and Supplementary Data, for such restated information.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and thus the warrant should be classified as a liability. As a result of the SEC Staff Statement, the Company reevaluated the accounting treatment of its Public Warrants (“Public Warrants”), Private Placement Warrants (“Private Warrants”) and warrants issued in conjunction with the Private Investment in Public Equity (“PIPE”) transaction (“PIPE Warrants”), which the Company issued in connection with the Company’s SPAC merger that occurred on March 15, 2018, and the Company recorded as equity in the Company’s consolidated balance sheet as a result of such merger. Because the Company’s Private Warrants and PIPE Warrants (collectively “the warrants”) contain provisions whereby the settlement amount varies depending upon the characteristics of the warrant holder, these warrants should have been recorded at fair value as a liability in the Company’s consolidated balance sheet.

Accordingly, due to this restatement, the Private Warrants and PIPE Warrants are now classified as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2020 and 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s Consolidated Statements of Operations. The Private Warrants and PIPE Warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax accounting relating to changes in the fair value of the warrants recognized. When presenting diluted earnings per share in the Company’s Form 10-K/A for the year ended December 31, 2020, the shares issuable under the Warrants were considered for inclusion in the diluted share count in accordance with U.S. generally accepted accounting principles (“GAAP”). Since the shares issuable under the Warrants are issuable shares when exercised by the holders, they are included when computing diluted earnings per share to the extent such exercise is dilutive to earnings per share (“EPS”). Upon exercise, these shares are included in common stock in the Company’s basic EPS share count from the date of issuance. Also, upon exercise, the liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.

Impact of the Restatement (in thousands)

As a result of this restatement, the Private Warrants and PIPE Warrants are now reflected as a liability at fair value on the Company’s consolidated balance sheets at December 31, 2020 and 2019, and the change in the fair value of such liability in each period is recognized as a gain or loss in the Company’s consolidated statements of operations. The impact of these adjustments was a decrease to net income of $14,494 and an increase to net income of $3,751 for the years ended December 31, 2020 and 2019, and an increase to total liabilities of $15,096 and $747 for the years ended December 31, 2020 and 2019, respectively. This restatement of the financial statements had no impact on the Company’s liquidity, cash, or cash equivalents, or cash flows from operating, investing and financing activities. See Note 2 to the Consolidated Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In light of the restatement discussed above, the Company has reassessed the effectiveness of its disclosure controls and procedures and internal controls over financial reporting as of December 31, 2020. Management of the Company has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for the Private Warrants and PIPE Warrants. Management has concluded that controls were ineffective due to required changes in our financial statements for certain previously issued warrants to conform with the SEC Staff Statement. Accordingly, the Company’s control to evaluate the accounting for warrants did not operate effectively to apply the provision of ASC 815-40, as further interpreted by the SEC on April 12, 2021. As of May 31, 2021, the Company has implemented its remediation plan. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, the material weaknesses identified, and remediation plans, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

For reasons discussed above, the Company is filing this Amendment to amend the following items in our Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to our financial data cited elsewhere in this Amendment: Part I, Item 1A. Risk Factors; Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; Part II, Item 8. Financial Statements and Supplementary Data; and Part II, Item 9A. Controls and Procedures.

However, for the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement.

This Amendment speaks as of the filing date of the Original 10-K Filing and does not reflect events occurring after the filing date of the Original Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for any of the quarters for the years ended December 31, 2020, 2019 or 2018. Accordingly, investors should rely only on the financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350).

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

Risks Related to Lazydays Business

Certain of our warrants are accounted for as liabilities and the changes in the fair values of the warrants could have a material effect on our financial results.

The Company accounts for the Private Warrants and PIPE Warrants as liabilities for all periods presented. Prior to the SEC Staff Statement on April 12, 2021, the Company had previously accounted for its Warrants as components of equity, consistent with common market practice. Under liability accounting treatment, the Company is required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. Fluctuations in the fair value of our warrants are primarily driven by changes in our stock price. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. We expect that we will periodically recognize non-cash gains or losses due to the quarterly mark-to-market of our warrants and that such gains or losses could be material and may not be reflective of the performance of our underlying business operations.

A material weakness in our internal control over financial reporting related to our accounting for warrants was determined to exist. If we are unable to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

Following the issuance of the SEC Staff Statement on April 12, 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements should be restated to conform our accounting for warrants with the SEC Staff Statement. In connection with the restatement, a material weakness in internal control over financial reporting related to the accounting for the warrants was determined to exist. The Company’s management has completed the restatement for warrant accounting and has developed and implemented a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe. There can be no assurances that the accounting for warrants and other financial instruments will not change in the future and require restatement of previously accepted accounting positions. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

The Company’s success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays brands are integral to the Company’s business as well as to the implementation of the Company’s strategies for expanding its business. Maintaining, enhancing, promoting and positioning the Company’s brands, particularly in new markets where the Company has limited brand recognition, will depend largely on the success of the Company’s marketing efforts and its ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. The Company’s brands could be adversely affected if: (a) the Company fails to achieve these objectives or to comply with local laws and regulations; (b) the Company is subject to publicized litigation; or (c) the Company’s public image or reputation were to be tarnished by negative publicity. Some of these risks are not within the Company’s control, such as the effects of negative publicity regarding the Company’s manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning the Company’s brand image may require the Company to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect the Company’s cash flow and profitability. Furthermore, efforts to maintain, enhance or promote the Company’s brand image may ultimately be unsuccessful. These factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

For the years ended December 31, 2020 and 2019, the Company generated 51% and 53% (excluding the impact of acquisitions) of its annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The COVID-19 pandemic affected our sales patterns in December 2020. The Company incurs additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in the Company’s retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the first and second fiscal quarters, the Company’s sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K/A, and our Consolidated Financial Statements and notes thereto, included in Part II, Item 8 of this Form 10-K.

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K/A (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K/A, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	the ultimate effect of the COVID-19 pandemic on the Company’s business, results of operations and financial condition, including whether sales growth will continue at the same rate or at all, and whether the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on the business;

●	the availability of financing to the Company and its customers;

●	fuel shortages, or high prices for fuel;

●	the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc. (including Tiffin Motorhomes), Winnebago Industries, Inc., and Forest River, Inc.

●	any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason;

●	general economic conditions in the Company’s markets, including ongoing economic and financial uncertainties that cause a decline in consumer spending;

●	the Company’s ability to attract and retain customers.

●	competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast;

●	risks associated with the Company’s expansion into new, unfamiliar markets presents, including delays in opening or acquiring new retail locations;

●	unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions;

●	failure to maintain the strength and value of the Company’s brands;

●	failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends;

●	fluctuation of the Company’s same store sales (meaning they are not a meaningful indicator of future performance);

●	the cyclical nature of the Company’s business, which could result in operating losses during downturns;

●	seasonality of the Company’s business, leading to fluctuations in sales and revenues;

●	unfavorable conditions in its local markets, even if those conditions are not prominent nationally;

●	inability to satisfy its debt obligations upon the occurrence of a change in control under its credit facility;

●	availability of adequate capital;

●	the Company’s credit facility’s restrictive covenants may impair the Company’s ability to access sufficient capital and operate its business;

●	natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events;

●	the Company’s relationships with third party providers of services, protection plans, products and resources;

●	financing, insurance and extended service contracts that depend on third party lenders and insurance companies;

●	the Company’s ability to meet its labor needs;

●	the Company’s inability to maintain its leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it;

●	federal, state and local regulations, including regulations applicable to the sale of extended service contracts and climate change legislation or regulations restricting emission of “greenhouse gases” that could result in increased operating costs and reduced demand for the RVs the Company sells;

●	the risk that if state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements;

●	inability to enforce its intellectual property rights and/or the Company infringing the intellectual property rights of third parties;

●	inability to protect, maintain or upgrade its information technology systems or to convert to alternate systems in an efficient and timely manner;

●	any disruptions to the Company’s information technology systems or breaches of the Company’s network security;

●	product liability claims if people or property are harmed by the products the Company sells, and manufacturer safety recalls;

●	Ineffectiveness of the Company’s risk management policies and procedures;

●	asset impairment charges for goodwill, intangible assets or other long-lived assets;

●	stock price declines as a result of the Company’s outstanding convertible preferred stock, warrants and options, and future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment;

●	stockholder dilution as a result of issuance of options under existing or future incentive plans, the issuance of stock under the ESPP or the issuance of common stock as a result of acquisitions or otherwise, or as a result of the conversion of Series A Preferred Stock into Company common stock;

●	the fact that holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate and elect two members to the Company’s board of directors, meaning that they influence the composition of the board of directors of the Company and future actions taken by the board of directors of the Company;

●	the fact that holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions;

●	fluctuations in the fair value of warrant liabilities; and

●	our ability to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

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

The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. The Company defines Adjusted EBITDA as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs, other one-time charges and gain (loss) on sale of property and equipment and change in fair value of warrant liabilities. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense.

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

Results of Operations

The following table sets forth information comparing the components of net income for the years ended December 31, 2020 and 2019.

Summary Financial Data

(in thousands)

	Year Ended December 31, 2020 (Restated)	Year Ended December 31, 2019 (Restated)

Revenues
New and pre-owned vehicles	$729,872	$567,058
Other	87,238	77,854
Total revenue	817,110	644,912

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	616,047	490,676
Adjustments to LIFO reserve	(93)	2,445
Other	22,174	19,612
Total cost of revenues (excluding depreciation and amortization)	638,128	512,733

Gross profit (excluding depreciation and amortization)	178,982	132,179

Transaction costs	935	865
Depreciation and amortization expense	11,262	10,813
Stock-based compensation expense	1,566	4,864
Selling, general, and administrative expenses	117,681	103,509
Income from operations	47,538	12,128
Other income/expenses
(Loss) gain on sale of property and equipment	(7)	11
Interest expense	(8,047)	(10,328)
Change in fair value of warrant liabilities	(14,494)	3,751
Total other expense	(22,548)	(6,566)
Income before income tax expense	24,990	5,562
Income tax expense	(10,364)	(1,097)
Net income	$14,626	$4,465

Revenue

Revenue increased by approximately $172.2 million, or 26.7%, to $817.1 million from $644.9 million for the years ended December 31, 2020 and 2019, respectively. The COVID-19 pandemic has impacted consumer lifestyles by leading to social distancing and limited travel options. These trends have been favorable to the RV industry and the Company. It is uncertain how long these trends will continue to affect the industry and the Company.

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

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $46.8 million, or 35.4%, to $179.0 million from $132.2 million for the years ended December 31, 2020 and 2019, respectively. This increase was attributable to growth in all lines of business with the exception of the discontinued rental business. Gross margin was 21.9% and 20.5% for the years ended December 31, 2020 and 2019, respectively. Consumer demand was favorably impacted and supply restrained by the COVID-19 pandemic, which in turn had a favorable impact on gross margins. It is uncertain how long these trends will continue to affect the industry and the Company.

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

Change in Fair Value of Warrant Liabilities

Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the Company’s SPAC merger. The change in fair value of the outstanding warrants during 2020 was $14.5 million. The change in fair value is the result of increases in market prices which drive the value of the financial instruments.

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

In addition, the Company uses the non-GAAP financial measure, Net Income (Loss) Excluding Change in Fair Value of Warrant Liabilities, to further inform investors regarding its financial performance. The presentation of non-GAAP financial information should not be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP. You should read this discussion and analysis of the Company’s financial condition and results of operations together with the consolidated financial statements of the Company and the related notes thereto also included herein.

EBITDA is defined as net income (loss) excluding depreciation and amortization of property and equipment, interest expense, net, amortization of intangible assets, and income tax expense.

Adjusted EBITDA is defined as net income (loss) excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, severance costs and other one-time charges, gain (loss) on sale of property and equipment and change in fair value of warrant liabilities.

Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Reconciliations from Net Income per the Consolidated Statements of Operations to EBITDA and Adjusted EBITDA for the years ended December 31, 2020 and 2019 are shown in the tables below.

	For the years ended December 31,
	2020 (Restated)	2019 (Restated)

EBITDA
Net income	$14,626	$4,465
Interest expense, net*	8,047	10,328
Depreciation and amortization of property and equipment	6,682	6,848
Amortization of intangible assets	4,580	3,965
Income tax expense	10,364	1,097
Subtotal EBITDA	44,299	26,703
Floor plan interest	(2,255)	(4,412)
LIFO adjustment	(93)	2,445
Transaction costs	935	865
Loss (gain) on sale of property and equipment	7	(11)
Impairment of retired rental units	-	439
Severance costs/Other	-	773
Change in fair value of warrant liabilities	14,494	(3,751)
Stock-based compensation	1,566	4,864
Adjusted EBITDA	$58,953	$27,915

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

	For the years ended December 31,
	2020 (Restated)	2019 (Restated)

EBITDA margin
Net income margin	1.8%	0.7%
Interest expense, net	1.0%	1.6%
Depreciation and amortization of property and equipment	0.8%	1.1%
Amortization of intangible assets	0.6%	0.6%
Income tax expense	1.3%	0.2%
Subtotal EBITDA margin	5.4%	4.1%
Floor plan interest	-0.3%	-0.7%
LIFO adjustment	0.0%	0.4%
Transaction costs	0.1%	0.1%
Loss (gain) on sale of property and equipment	0.0%	0.0%
Impairment of retired rental units		0.1%
Severance costs/Other	0.0%	0.1%
Change in fair value of warrant liabilities	1.8%	-0.6%
Stock-based compensation	0.2%	0.8%
Adjusted EBITDA	7.2%	4.3%

Note: Figures in the table may not recalculate exactly due to rounding.

Due to the fact that adjusted EBITDA did not change for any of the restated periods management determined it was not necessary to show the restated Adjusted EBITDA reconciliation by quarter.

Net Income (Loss) Excluding Change in Fair Value of Warrant Liabilities

We define Net Income (Loss) Excluding Change in Fair Value of Warrant Liabilities as Net Income (Loss) plus or minus the impact of the change in the fair value of the warrant liabilities. Management is including this non-GAAP figure because it believes that this figure may be helpful to our investors in understanding the actual financial performance of our business

2020	(Restated)
	Q1	Q2	Q3	Q4	Full Year

Net income	$3,399	$5,310	$3,700	$2,217	$14,626
Change in fair value of warrant liabilities	412	(2,758)	(7,899)	(4,249)	(14,494)
Net income excluding change in fair value of warrant liabilities	$2,987	$8,068	$11,599	$6,466	$29,120

2019	(Restated)
	Q1	Q2	Q3	Q4	Full Year

Net income (loss)	$3,799	$3,812	$(2,560)	$(586)	$4,465
Change in fair value of warrant liabilities	1,955	1,954	(74)	(84)	3,751
Net income (loss) excluding change in fair value of warrant liabilities	$1,844	$1,858	$(2,486)	$(502)	$714

2018	(Restated)
	Q1	Q2	Q3	Q4	Full Year

Net income (loss)	$442	$1,605	$(1,445)	$1,271	$1,873
Change in fair value of warrant liabilities	(249)	(237)	1,284	3,695	4,493
Net income (loss) excluding change in fair value of warrant liabilities	$691	$1,842	$(2,729)	$(2,424)	$(2,620)

Liquidity and Capital Resources

Cash Flow Summary

Net Cash from Operating Activities

($ in thousands)
	Years Ended December 31,
	2020 (Restated)	2019 (Restated)
Net income	$14,626	$4,465
Non cash adjustments	30,216	10,207
Changes in operating assets and liabilities	66,225	24,250
Net cash provided by operating activities	111,067	38,922

Net cash used in investing activities	(30,324)	(19,406)
Net cash used in financing activities	(48,689)	(14,661)
Net increase in cash	$32,054	$4,855

The Company generated cash from operating activities of approximately $111.1 million during the year ended December 31, 2020 compared to $38.9 million during the year ended December 31, 2019. Net income increased by approximately $10.2 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. Adjustments for non-cash expenses, included in net income, increased $20.0 million to $30.2 million from $10.2 million for the year ended December 31, 2020. This increase includes a decrease in net income of $14.5 million related to the change in fair value of the Company’s warrants. During the year ended December 31, 2020, there was approximately $66.2 million of cash provided by changes in operating assets and liabilities as compared to $24.3 million of cash provided in 2019. The fluctuations in assets and liabilities were primarily due to the decrease in inventory of $63.4 million during the year ended December 31, 2020, excluding the impact of inventory added by the acquisitions in Phoenix, Arizona and Elkhart and Burns Harbor, Indiana.

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

We believe that, of our significant accounting policies (see Note 2 of the financial statements included in this Form 10-K/A), the following policies are the most critical:

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

Warrants

The Company accounts for its warrants in accordance with applicable accounting guidance provided in ASC 815-40, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, the warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.

The Company accounts for its warrants in the following ways: (i) the Private Warrants as liabilities for all periods presented; (ii) the PIPE Warrants as liabilities for all periods presented and (iii) the Public Warrants as equity for all periods presented.

The Public Warrants trade in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they were publicly traded in active markets and thus had observable market prices which were used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related warrant liabilities.

The PIPE Warrants are considered a Level 1 measurement because they are similar to the Public Warrants which trade under the symbol LAZYW and thus have observable market prices which were used to estimate the fair value adjustments for the PIPE Warrants liabilities. The Private Warrants are considered a Level 3 measurement and were valued using a Black-Scholes Valuation Model to estimate the fair value adjustments for the Private Warrants liabilities

Lease recognition

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

Restatement of Previously Issued Financial Statements

As disclosed in Notes 2, 18 and 19, the accompanying financial statements as of December 31, 2020 and 2019 and for each of the two years in the period ended December 31, 2020 have been restated to correct an error.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2017 to April 2021.

Melville, NY

March 19, 2021, except for the effects of the restatement discussed in Notes 2, 18 and 19 as to which the date is June 25, 2021.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31, 2020	December 31, 2019
	(Restated)	(Restated)
ASSETS
Current assets
Cash	$63,512	$31,458
Receivables, net of allowance for doubtful accounts of $659 and $382 at December 31, 2020 and December 31, 2019, respectively	19,464	16,025
Inventories	116,267	160,864
Income tax receivable	1,898	326
Prepaid expenses and other	2,740	2,999
Total current assets	203,881	211,672

Property and equipment, net	106,320	86,876
Operating lease assets	15,472	-
Goodwill	45,095	38,979
Intangible assets, net	72,757	68,854
Other assets	473	255
Total assets	$443,998	$406,636

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31, 2020	December 31, 2019
	(Restated)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$38,781	$23,855
Dividends payable	1,210	-
Floor plan notes payable, net of debt discount	105,399	143,949
Financing liability, current portion	1,462	936
Long-term debt, current portion	24,161	5,993
Operating lease liability, current portion	3,164	-
Total current liabilities	174,177	174,733

Long term liabilities
Financing liability, non-current portion, net of debt discount	78,634	63,557
Long term debt, non-current portion, net of debt discount	8,445	15,573
Operating lease liability, non-current portion	12,056	-
Deferred tax liability	15,091	16,450
Warrant liabilities	15,096	747
Total liabilities	303,499	271,060

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020 and December 31, 2019; liquidation preference of $60,000 and $65,910 as of December 31, 2020 and December 31, 2019, respectively	54,983	60,893

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,656,041 and 8,506,666 shares issued and 9,514,742 and 8,428,666 outstanding at December 31, 2020 and December 31, 2019, respectively	-	-
Additional paid-in capital	71,226	70,195
Treasury Stock, at cost, 141,299 and 78,000 shares at December 31, 2020 and December 31, 2019, respectively	(499)	(314)
Retained earnings	14,789	4,802
Total stockholders’ equity	85,516	74,683
Total liabilities and stockholders’ equity	$443,998	$406,636

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

	For the year ended December 31, 2020 (Restated)	For the year ended December 31, 2019 (Restated)
Revenues
New and pre-owned vehicles	$729,872	$567,058
Other	87,238	77,854
Total revenues	817,110	644,912

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of ($93) and $2,445, respectively)	615,954	493,121
Other	22,174	19,612
Total cost applicable to revenue	638,128	512,733

Transaction costs	935	865
Depreciation and amortization	11,262	10,813
Stock-based compensation	1,566	4,864
Selling, general, and administrative expenses	117,681	103,509
Income from operations	47,538	12,128
Other income/expenses
(Loss) gain on sale of property and equipment	(7)	11
Interest expense	(8,047)	(10,328)
Change in fair value of warrant liabilities	(14,494)	3,751
Total other expense	(22,548)	(6,566)
Income before income tax expense	24,990	5,562
Income tax expense	(10,364)	(1,097)
Net income	$14,626	$4,465
Dividends on Series A Convertible Preferred Stock	(6,283)	(5,910)
Net income attributable to common stock and participating securities	$8,343	$(1,445)

EPS:
Basic and diluted income per share	$0.57	$(0.15)
Weighted average shares outstanding - basic and diluted	9,809,783	9,781,870

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2020 AND DECEMBER 31,2019

(Restated)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at January 1, 2019	8,471,608	$-	-	-	$71,615	$337	$71,952
Stock -based compensation	-	-	-	-	4,864	-	4,864
Repurchase of unit purchase options	-	-	-	-	(500)	-	(500)
Repurchase of treasury stock	-	-	78,000	(314)	-	-	(314)
Shares issued pursuant to the Employee Stock Purchase Plan	35,058	-	-	-	126	-	126
Dividends on Series A preferred stock	-	-	-	-	(5,910)	-	(5,910)
Net income	-	-	-	-	-	4,465	4,465
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$70,195	$4,802	$74,683
Stock-based compensation	-	-	-	-	1,566	-	1,566
Repurchase of Treasury Stock	-	-	63,299	(185)	-	-	(185)
Conversion of pre-funded warrants, warrants and options	1,107,181	-	-	-	774	-	774
Shares issued pursuant to the Employee Stock Purchase Plan	42,194				335		335
Dividends on Series A preferred stock	-	-	-	-	(1,644)	(4,639)	(6,283)
Net income	-	-	-	-		14,626	14,626
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$71,226	$14,789	$85,516

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31, 2020 (Restated)	For the year ended December 31, 2019 (Restated)

Cash Flows From Operating Activities
Net income	$14,626	$4,465
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,566	4,864
Bad debt expense	320	339
Depreciation and amortization of property and equipment	6,682	6,848
Amortization of operating lease assets	3,632	-
Amortization of intangible assets	4,580	3,965
Amortization of debt discount	109	220
Non-cash lease expense	186	-
Loss (gain) on sale of property and equipment	7	(11)
Deferred income taxes	(1,360)	(2,267)
Change in fair value of warrant liabilities	14,494	(3,751)
Changes in operating assets and liabilities:
Receivables	(2,396)	629
Inventories	63,357	21,477
Prepaid expenses and other	426	291
Income tax receivable/payable	(1,572)	2,304
Other assets	(215)	103
Accounts payable, accrued expenses and other current liabilities	10,192	(554)
Operating lease liability	(3,567)	-

Total Adjustments	96,441	34,457

Net Cash Provided By Operating Activities	111,067	38,922

Cash Flows From Investing Activities
Cash paid for acquisitions	(16,653)	(2,568)
Proceeds from sales of property and equipment	4,970	37
Purchases of property and equipment	(18,641)	(16,875)

Net Cash Used In Investing Activities	(30,324)	(19,406)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(59,442)	(11,151)
Borrowings under Houston mortgage with M&T bank and PPP Loans	14,840	-
Repayment of long term debt with M&T bank	(2,303)	(2,900)
Proceeds from financing liability	12,772	3,972
Repayments of financing liability	(1,101)	(730)
Payment of dividends on Series A preferred stock	(10,983)	(1,210)
Repurchase of Unit Purchase Options	-	(500)
Repurchase of Treasury Stock	(185)	(314)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	335	126
Proceeds from exercise of stock options	629	-
Proceeds from acquisition note payable	-	-
Repayments of acquisition notes payable	(3,102)	(1,930)
Loan issuance costs	(149)	(24)

Net Cash Used In Financing Activities	(48,689)	(14,661)

Net Increase In Cash	32,054	4,855

Cash - Beginning	31,458	26,603

Cash - Ending	$63,512	$31,458

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

Restatement of Previously Reported Financial Statements

On April 12, 2021, in the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”), the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms that are common in warrants issued in connection with the initial public offerings of SPACs. The SEC Staff Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company that preclude the warrants from being classified as components of equity. In May 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and for each of the interim quarterly periods therein (the “Non-Reliance Period”) should no longer be relied upon. As such, the Company is restating its financial statements in this Annual Report on Form 10-K/A to make the necessary accounting adjustments related to the accounting for certain previously issued warrants to conform with the SEC Staff Statement described below. These warrants include (i) warrants to purchase 155,000 shares of common stock at a price of $11.50 per share issued in a private placement concurrently with the merger on March 15. 2018 (the “Private Warrants”) and (ii) warrants to purchase 2,522,458 shares of common stock at a price of $11.50 per share issued in connection with the Private Investment in Public Equity (PIPE) transaction that occurred with the merger on March 15, 2018. (the “PIPE Warrants”). Since issuance, these warrants were classified within equity in the Company’s financial statements. A third class of warrants, the Company’s Public Warrants issued in connection with the merger on March 15, 2018, were evaluated and determined to be properly stated as equity.

As clarified by the SEC staff interpretation of Accounting Standards Codification 815-40, Contracts in an Entity’s Own Equity, (“ASC 815-40”), the Company’s Private Warrants and PIPE Warrants are classified as liabilities with changes in the estimated fair values of the derivative instruments reported in the statement of operations.

As a result of the above, the Company has restated its consolidated financial statements for the Non-Reliance Period to reflect (i) the Private Warrants as liabilities for all periods presented and (ii) the PIPE Warrants as liabilities for all periods presented.

The impact of the restatement on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the Non-Reliance Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below set forth certain consolidated balance sheet amounts originally reported, adjustments, and the restated amounts as of December 31, 2020 and 2019.

	December 31. 2020
	As Previously Reported	Restatement Adjustments	As Restated

Total Assets	$443,998	$-	$443,998
Liabilities and Stockholder’ Equity
Total current liabilities	$174,177	$-	174,177
Financing liability, non-current portion, net of debt discount	78,634	-	78,634
Long term debt, non-current portion, net of debt discount	8,445	-	8,445
Operating lease liability, non-current portion	12,056	-	12,056
Deferred tax liability	15,091	-	15,091
Warrant liabilities	-	15,096	15,096
Total liabilities	288,403	15,096	303,499
Commitments and Contingencies
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020; liquidation preference of $60,000 as of December 31, 2020	54,983	-	54,983
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,656,041 shares issued and 9,514,742 outstanding at December 31, 2020	-	-	-
Additional paid-in capital	80,072	(8,846)	71,226
Treasury Stock, at cost, 141,299 shares at December 31, 2020	(499)	-	(499)
Retained earnings	21,039	(6,250)	14,789
Total stockholders’ equity	100,612	(15,096)	85,516
Total liabilities and stockholders’ equity	$443,998	$-	$443,998

	December 31. 2019
	As Previously Reported	Restatement Adjustments	As Restated

Total Assets	$406,636	$-	$406,636
Liabilities and Stockholder’ Equity
Total current liabilities	$174,733	$-	174,733
Financing liability, non-current portion, net of debt discount	63,557	-	63,557
Long term debt, non-current portion, net of debt discount	15,573	-	15,573
Operating lease liability, non-current portion	-	-	-
Deferred tax liability	16,450	-	16,450
Warrant liabilities	-	747	747
Total liabilities	270,313	747	271,060
Commitments and Contingencies
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2019; liquidation preference of $65,910 as of December 31, 2019	60,893	-	60,893
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,506,666 shares issued and 8,428,666 outstanding at December 31, 2019	-	-	-
Additional paid-in capital	79,186	(8,991)	70,195
Treasury Stock, at cost, 78,000 shares at December 31, 2019	(314)	-	(314)
Retained earnings	(3,442)	8,244	4,802
Total stockholders’ equity	75,430	(747)	74,683
Total liabilities and stockholders’ equity	$406,636	$-	$406,636

The tables below set forth the consolidated statements of operations amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020, 2019 and 2018.

	December 31. 2020
	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$47,538	$-	$47,538
Other income/expenses
Loss on sale of property and equipment	(7)	-	(7)
Interest expense	(8,047)	-	(8,047)
Change in fair value of warrant liabilities	-	(14,494)	(14,494)
Total other expense	(8,054)	(14,494)	(22,548)
Income before income tax expense	39,484	(14,494)	24,990
Income tax expense	(10,364)	-	(10,364)
Net income	$29,120	$(14,494)	$14,626
Dividends of Series A Convertible Preferred Stock	(6,283)	-	(6,283)
Net income (loss) attributable to common stock and participating securities	$22,837	$(14,494)	$8,343

EPS:
Basic and diluted income (loss) per share	$1.56	$(0.99)	$0.57
Weighted average shares outstanding basic and diluted	9,809,783	9,809,783	9,809,783

	December 31. 2019
	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$12,128	$-	$12,128
Other income/expenses
Gain on sale of property and equipment	11	-	11
Interest expense	(10,328)	-	(10,328)
Change in fair value of warrant liabilities	-	3,751	3,751
Total other expense	(10,317)	3,751	(6,566)
Income before income tax expense	1,811	3,751	5,562
Income tax expense	(1,097)	-	(1,097)
Net income	$714	$3,751	$4,465
Dividends of Series A Convertible Preferred Stock	(5,910)	-	(5,910)
Net income (loss) attributable to common stock and participating securities	$(5,196)	$3,751	$(1,445)

EPS:
Basic and diluted income (loss) per share	$(0.53)	$0.38	$(0.15)
Weighted average shares outstanding basic and diluted	9,781,870	9,781,870	9,781,870

	December 31. 2018
	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$7,698	$-	$7,698
Other income/expenses
Gain on sale of property and equipment	1	-	1
Interest expense	(8,001)	-	(8,001)
Change in fair value of warrant liabilities	-	4,493	4,493
Total other expense	(8,000)	4,493	(3,507)
Income before income tax expense	(302)	4,493	4,191
Income tax expense	(2,318)	-	(2,318)
Net income	$(2,620)	$4,493	$1,873
Dividends of Series A Convertible Preferred Stock	(3,845)	-	(3,845)
Deemed dividend on Series A Convertible Preferred Stock	(3,392)		(3,392)
Net income (loss) attributable to common stock and participating securities	$(9,857)	$4,493	$(5,364)

EPS:
Basic and diluted income (loss) per share	$(1.02)	$0.47	$(0.55)
Weighted average shares outstanding basic and diluted	9,668,250	9,668,250	9,668,250

The tables below set forth the consolidated statements of cash flow amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020, 2019 and 2018.

	December 31. 2020
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$29,120	$(14,494)	$14,626
Adjustments to reconcile net income to net cash provided by operating activities:	81,947		81,947
Change in fair value of warrant liabilities	-	14,494	14,494
Net cash provided by operating activities	111,067	-	111,067
Net cash used in investing activities	(30,324)	-	(30,324)
Net cash used in financing activities	(48,689)	-	(48,689)
Net change in cash and cash equivalents	32,054	-	32,054
Cash - Beginning	31,458	-	31,458
Cash - Ending	$63,512	$-	$63,512

	December 31. 2019
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$714	$3,751	$4,465
Adjustments to reconcile net income to net cash provided by operating activities:	38,208		38,208
Change in fair value of warrant liabilities	-	(3,751)	(3,751)
Net cash provided by operating activities	38,922	-	38,922
Net cash used in investing activities	(19,406)	-	(19,406)
Net cash used in financing activities	(14,661)	-	(14,661)
Net change in cash and cash equivalents	4,855	-	4,855
Cash - Beginning	26,603	-	26,603
Cash - Ending	$31,458	$-	$31,458

	December 31. 2018
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$(2,620)	$4,493	$1,873
Adjustments to reconcile net income to net cash provided by operating activities:	(12,706)		(12,706)
Change in fair value of warrant liabilities	-	(4,493)	(4,493)
Net cash used in operating activities	(15,326)	-	(15,326)
Net cash used in investing activities	(95,876)	-	(95,876)
Net cash provided by financing activities	127,134	-	127,134
Net change in cash and cash equivalents	15,932	-	15,932
Cash - Beginning	10,671	-	10,671
Cash - Ending	$26,603	$-	$26,603

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three and nine months ended September 30, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the nine months ended September 30, 2020.

	September 30, 2020 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated

Total Assets	$397,905	$-	$397,905
Liabilities and Stockholder’ Equity
Total current liabilities	$137,808	$-	137,808
Financing liability, non-current portion, net of debt discount	71,095	-	71,095
Long term debt, non-current portion, net of debt discount	10,512	-	10,512
Operating lease liability, non-current portion	12,841	-	12,841
Deferred tax liability	16,451	-	16,451
Warrant liabilities	-	10,992	10,992
Total liabilities	248,707	10,992	259,699
Commitments and Contingencies
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020; liquidation preference of $60,000 as of December 31, 2020	54,983	-	54,983
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 9,593,150 shares issued and 9,451,851 outstanding at September 30, 2020	-	-	-
Additional paid-in capital	78,931	(8,991)	69,940
Treasury Stock, at cost, 141,299 shares at September 30, 2020	(499)	-	(499)
Retained earnings	15,783	(2,001)	13,782
Total stockholders’ equity	94,215	(10,992)	83,223
Total liabilities and stockholders’ equity	$397,905	$-	$397,905

	Three months ended September 30, 2020 (Unaudited)			Nine months ended September 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$17,532	$-	$17,532	$36,944	$-	$36,944
Other income/expenses
Loss on sale of property and equipment	-	-	-	(8)	-	(8)
Interest expense	(1,749)	-	(1,749)	(6,262)	-	(6,262)
Change in fair value of warrant liabilities	-	(7,899)	(7,899)	-	(10,245)	(10,245)
Total other expense	(1,749)	(7,899)	(9,648)	(6,270)	(10,245)	(16,515)
Income before income tax expense	15,783	(7,899)	7,884	30,674	(10,245)	20,429
Income tax expense	(4,184)	-	(4,184)	(8,020)	-	(8,020)
Net income	$11,599	$(7,899)	$3,700	$22,654	$(10,245)	$12,409
Dividends of Series A Convertible Preferred Stock	(1,745)	-	(1,745)	(5,073)	-	(5,073)
Net income (loss) attributable to common stock and participating securities	$9,854	$(7,899)	$1,955	$17,581	$(10,245)	$7,336

EPS:
Basic and diluted income (loss) per share	$0.55	$(0.42)	$0.13	$1.00	$(0.50)	$0.50
Weighted average shares outstanding basic and diluted	10,807,368	10,807,368	10,807,368	10,747,370	10,747,370	10,747,370

	Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$22,654	$(10,245)	$12,409
Adjustments to reconcile net income to net cash provided by operating activities:	119,247		119,247
Change in fair value of warrant liabilities	-	10,245	10,245
Net cash provided by operating activities	141,901	-	141,901
Net cash used in investing activities	(7,005)	-	(7,005)
Net cash used in financing activities	(84,700)	-	(84,700)
Net change in cash and cash equivalents	50,196	-	50,196
Cash - Beginning	31,458	-	31,458
Cash - Ending	$81,654	$-	$81,654

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three and six months ended June 30, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the six months ended June 30, 2020.

	June 30, 2020 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated

Total Assets	$414,722	$-	$414,722
Liabilities and Stockholder’ Equity
Total current liabilities	$149,211	$-	149,211
Financing liability, non-current portion, net of debt discount	71,403	-	71,403
Long term debt, non-current portion, net of debt discount	15,679	-	15,679
Operating lease liability, non-current portion	13,616	-	13,616
Deferred tax liability	16,450	-	16,450
Warrant liabilities	-	3,093	3,093
Total liabilities	266,359	3,093	269,452
Commitments and Contingencies
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020; liquidation preference of $60,000 as of December 31, 2020	64,221	-	64,221
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,548,524 shares issued and 8,407,225 outstanding at June 30, 2020	-	-	-
Additional paid-in capital	78,712	(8,991)	69,721
Treasury Stock, at cost, 141,299 shares at June 30, 2020	(499)	-	(499)
Retained earnings	5,929	5,898	11,827
Total stockholders’ equity	84,142	(3,093)	81,049
Total liabilities and stockholders’ equity	$414,722	$-	$414,722

	Three months ended June 30, 2020 (Unaudited)			Six months ended June 30, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$12,628	$-	$12,628	$19,412	$-	$19,412
Other income/expenses
Loss on sale of property and equipment	(6)	-	(6)	(8)	-	(8)
Interest expense	(2,018)	-	(2,018)	(4,513)	-	(4,513)
Change in fair value of warrant liabilities	-	(2,758)	(2,758)	-	(2,346)	(2,346)
Total other expense	(2,024)	(2,758)	(4,782)	(4,521)	(2,346)	(6,867)
Income before income tax expense	10,604	(2,758)	7,846	14,891	(2,346)	12,545
Income tax expense	(2,536)	-	(2,536)	(3,836)	-	(3,836)
Net income	$8,068	$(2,758)	$5,310	$11,055	$(2,346)	$8,709
Dividends of Series A Convertible Preferred Stock	(1,684)	-	(1,684)	(3,328)	-	(3,328)
Net income attributable to common stock and participating securities	$6,384	$(2,758)	$3,626	$7,727	$(2,346)	$5,381

EPS:
Basic and diluted income per share	$0.39	$(0.14)	$0.25	$0.48	$(0.10)	$0.38
Weighted average shares outstanding basic and diluted	9,715,677	9,715,677	9,715,677	9,736,133	9,736,133	9,736,133

	Six Months Ended June 30, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$11,055	$(2,346)	$8,709
Adjustments to reconcile net income to net cash provided by operating activities:	72,555		72,555
Change in fair value of warrant liabilities	-	2,346	2,346
Net cash provided by operating activities	83,610	-	83,610
Net cash used in investing activities	(765)	-	(765)
Net cash used in financing activities	(52,253)	-	(52,253)
Net change in cash and cash equivalents	30,592	-	30,592
Cash - Beginning	31,458	-	31,458
Cash - Ending	$62,050	$-	$62,050

The tables below set forth the unaudited condensed consolidated balance sheet and condensed consolidated statement of operations originally reported, adjustments, and the restated balances as of and for the three months ended March 31, 2020 and the condensed consolidated statement of cash flow amounts originally reported, adjustments, and the restated balances for the three months ended March 31, 2020.

	March 31, 2020 (unaudited)
	As Previously Reported	Restatement Adjustments	As Restated

Total Assets	$428,130	$-	$428,130
Liabilities and Stockholder’ Equity
Total current liabilities	$181,526	$-	181,526
Financing liability, non-current portion, net of debt discount	68,158	-	68,158
Long term debt, non-current portion, net of debt discount	7,746	-	7,746
Operating lease liability, non-current portion	14,405	-	14,405
Deferred tax liability	16,450	-	16,450
Warrant liabilities	-	335	335
Total liabilities	288,285	335	288,620
Commitments and Contingencies
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2020; liquidation preference of $60,000 as of December 31, 2020	62,537	-	62,537
Stockholders’ Equity
Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 8,506,666 shares issued and outstanding at March 31, 2020	-	-	-
Additional paid-in capital	78,222	(8,991)	69,231
Treasury Stock, at cost, 122,729 shares at March 31, 2020	(459)	-	(459)
(Accumulated deficit) Retained earnings	(455)	8,656	8,201
Total stockholders’ equity	77,308	(335)	76,973
Total liabilities and stockholders’ equity	$428,130	$-	$428,130

	Three months ended March 31, 2020 (Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated

Income from Operations	$6,784	$-	$6,784
Other income/expenses
Loss on sale of property and equipment	(2)	-	(2)
Interest expense	(2,495)	-	(2,495)
Change in fair value of warrant liabilities	-	412	412
Total other expense	(2,497)	412	(2,085)
Income before income tax expense	4,287	412	4,699
Income tax expense	(1,300)	-	(1,300)
Net income	$2,987	$412	$3,399
Dividends of Series A Convertible Preferred Stock	(1,644)	-	(1,644)
Net income attributable to common stock and participating securities	$1,343	$412	$1,755

EPS:
Basic and diluted income per share	$0.08	$0.04	$0.12
Weighted average shares outstanding basic and diluted	9,757,036	9,757,036	9,757,036

	Three Months Ended March 31, 2020
	As Previously Reported	Restatement Adjustments	As Restated

Net Income	$2,987	$412	$3,399
Adjustments to reconcile net income to net cash provided by operating activities:	13,140		13,140
Change in fair value of warrant liabilities	-	(412)	(412)
Net cash provided by operating activities	16,127	-	16,127
Net cash provided by investing activities	3,158	-	3,158
Net cash used in financing activities	(7,474)	-	(7,474)
Net change in cash and cash equivalents	11,811	-	11,811
Cash - Beginning	31,458	-	31,458
Cash - Ending	$43,269	$-	$43,269

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Year ended	Year ended
(Dollars in thousands - except share and per share amounts)	December 31. 2020 (Restated)	December 31, 2019 (Restated)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	5,579	(1,445)
Net earnings allocated to common stock	5,579	(1,445)
Net earnings allocated to participating securities	2,764	-
Net earnings allocated to common stock and participating securities	$8,343	$(1,445)

Weighted average shares outstanding for basic earning per common share	9,809,783	9,781,870
Dilutive effect of warrants and options	-	-
Weighted average shares outstanding for diluted earnings per share computation	9,809,783	9,781,870

Basic income per common share	$0.57	$(0.15)
Diluted income per common share	$0.57	$(0.15)

During the years ended December 31, 2020 and 2019, respectively, the denominator of the basic EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Weighted average outstanding common shares	9,509,426	8,442,371
Weighted average prefunded warrants	300,357	1,339,499
Weighted shares outstanding - basic	9,809,783	9,781,870

During the years ended December 31, 2020 and 2019, respectively, the denominator of the dilutive EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Weighted average outstanding common shares	9,509,426	8,442,371
Weighted average prefunded warrants	300,357	1,339,499
Weighted average warrants	1,068,198	-
Weighted average options	1,128,295	-
Weighted average convertible preferred stock	6,082,981	-
Weighted shares outstanding - diluted	18,089,257	9,781,870

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

On June 10, 2021, the Company was granted forgiveness on four PPP Loans in the amount of $2,136.

On June 14, 2021, the Company signed an agreement with M&T Bank to extend the maturity date of the credit facility to September 15, 2021.

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

	For the year ended	For the year ended
	December 31, 2020 (Restated)	December 31, 2019 (Restated)
Revenue	$881,122	$791,408
Income before income taxes	$40,717	$2,289
Net income	$30,094	$1,092

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

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of	As of
	December 31, 2020	December 31, 2019

Land	$25,954	$22,496
Building and improvements including leasehold improvements	74,767	62,206
Furniture and equipment	8,572	6,747
Company vehicles	987	747
Construction in progress	13,606	5,603
	123,886	97,799

Less: Accumulated depreciation and amortization	(17,566)	(10,923)

	$106,320	$86,876

Depreciation and amortization expense is set forth in the table below:

	As of	As of
	December 31, 2020	December 31, 2019

Depreciation	6,682	6,848

NOTE 7 – INTANGIBLE ASSETS

Intangible assets and the related accumulated amortization are summarized as follows:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$43,800	$8,901	$34,899	$35,800	$5,180	$30,620
Customer relationships	9,790	2,233	7,557	9,540	1,406	8,134
Non-Compete agreements	230	29	201	-	-	-
	53,820	11,163	42,657	45,340	6,586	38,754
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	30,100	-	30,100
	$83,920	$11,163	$72,757	$75,440	$6,586	$68,854

Amortization expense is set forth in the table below:

	As of	As of
	December 31,	December 31,
	2020	2019

Amortization	$4,580	$3,965

Estimated future amortization expense is as follows:

Years ending
2021	$5,120
2022	5,120
2023	5,120
2024	5,120
2025	5,051
Thereafter	17,126
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

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2020 and 2019) to the Company’s income tax expense is as follows:

	Year Ended December 31, 2020		Year Ended December 31, 2019
	(Restated)		(Restated)
	Amount	%	Amount	%
Income taxes at statutory rate	$5,248	21.0%	$1,168	21.0%
Non-deductible expense	40	0.2%	43	0.8%
State income taxes, net of federal tax effect	1,856	7.4%	(75)	-1.4%
Transaction costs	-	0.0%	(61)	-1.1%
Stock-based compensation and officer compensation	235	0.9%	824	14.0%
Change in fair value of warrant liabilities	3,043	12.2%	-788	-14.2%
Other credits and changes in estimate	(58)	-0.2%	(14)	0.6%
Income tax expense	$10,364	41.5%	$1,097	19.7%

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

Warrants

As of March 15, 2018, holders of Andina warrants exchanged their existing 4,310,000 warrants with Andina with 4,310,000 warrants to purchase 2,155,000 shares of Company common stock at an exercise price of $11.50 per share and a contractual life of five years from the date of the Mergers. If a registration statement covering 2,000,000 of the shares issuable upon exercise of the public warrants is not effective, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per warrant, if the last reported sales price of the Company’s common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants. Of the warrants to purchase 2,155,000 shares of common stock originally issued by Andina, 155,000, the Private Warrants, are not redeemable and are exercisable on a cashless basis at the holder’s option.

Additionally, warrants to purchase 2,522,458 shares of common stock were issued with the PIPE Investment, (the PIPE Warrants), including warrants issued to the investment bank but excluding prefunded warrants.

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

The Company determined the following fair values for the outstanding warrants recorded as liabilities at December 31:

	2020	2019
	(Restated)	(Restated)
PIPE Warrants	$13,716	$555
Private Warrants	1,380	192
Total warrant liabilities	$15,096	$747

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2020	3,798,818	$10.63
Granted	530,000	$10.08
Cancelled or terminated	(203,809)	$(9.76)
Exercised	(61,647)	$(10.72)
Options outstanding at December 31, 2020	4,063,362	$10.60	2.65	$22,954
Options vested at December 31, 2020	1,085,720	$11.10	2.23	$5,626

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

NOTE 18 – FAIR VALUE MEASURES

Warrant Liabilities:

The PIPE Warrants are considered a Level 1 measurement, because they are similar to the Public Warrants which trade under the symbol LAZYW and thus have observable market prices which were used to estimate the fair value adjustments for the PIPE Warrants liabilities. The Private Warrants are considered a Level 3 measurement and were valued using a Black-Scholes Valuation Model to estimate the fair value adjustments for the Private Warrants liabilities.

	December 31, 2020 (Restated)				December 31, 2019 (Restated)
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$13,716	$13,716	$-	$-	$555	$555	$-	$-
Private Warrants	1,380	-	-	1,380	192	-	-	192
Total	$15,096	$13,716	$-	$1,380	$747	$555	$-	$192

Level 3 Disclosures

The Company utilizes a Black Scholes option-pricing model to value the Private Warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the continuously compounded interest rate on U.S. Treasury Separate Trading of Registered Interest and Principal of Securities having a maturity similar to the contractual life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2020 (Restated)	December 31, 2019 (Restated)
Stock Price	$16.25	$4.10
Strike Price	$11.50	$11.50
Expected life	2.20	3.21
Volatility	81.2%	80.9%
Risk Free rate	0.14%	1.61%
Dividend yield	0.00%	0.00%
Fair value of warrants	$4.45	$0.62

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the year ended December 31, 2020 and 2019:

	December 31, 2020 (Restated)		December 31, 2019 (Restated)
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$555	$192	$4,163	$335
Exercise or conversion	(145)	-	-	-
Measurement adjustment	13,307	1,187	(3,608)	(143)
Balance - end of year	$13,717	$1,379	$555	$192

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited and Restated)

The following tables present certain unaudited consolidated quarterly financial information for each of the quarters previously issued in 2020, 2019 and 2018.

	2020
	Quarter Ended (unaudited and restated)
	March 31	June 30	September 30

Income from Operations	$6,784	$12,628	$17,532
Other income/expenses (1)	(2,085)	(4,782)	(9,648)
Income tax expense	(1,300)	(2,536)	(4,184)
Net income (1)	$3,399	$5,310	$3,700
Dividends of Series A Convertible Preferred Stock	(1,644)	(1,684)	(1,745)
Net income attributable to common stock and participating securities	$1,755	$3,626	$1,955

EPS:
Basic and diluted income per share (1)	$0.12	$0.25	$0.13
Weighted average shares outstanding basic and diluted	9,757,036	9,715,677	10,807,368

	2019
	Quarter Ended (unaudited and restated)
	March 31	June 30	September 30

Income from Operations	$6,058	$6,488	$763
Other income/expenses (1)	(1,074)	(577)	(2,382)
Income tax expense	(1,185)	(2,099)	(941)
Net income (1)	$3,799	$3,812	$(2,560)
Dividends of Series A Convertible Preferred Stock	(1,184)	(1,525)	(1,581)
Net income (loss) attributable to common stock and participating securities	$2,615	$2,287	$(4,141)

EPS:
Basic and diluted income (loss) per share (1)	$0.17	$0.14	$(0.42)
Weighted average shares outstanding basic and diluted	9,695,234	9,811,107	9,811,107

F-45

	2018
	Quarter Ended (unaudited and restated)
	March 31	June 30	September 30

Income from Operations	$1,825	$5,241	$849
Other income/expenses (1)	(934)	(2,460)	(1,153)
Income tax expense	(449)	(1,176)	(1,141)
Net income (1)	$442	$1,605	$(1,445)
Dividends of Series A Convertible Preferred Stock	(210)	(1,215)	(1,210)
Deemed dividend on Series A Convertible Preferred Stock	(3,392)
Net income (loss) attributable to common stock and participating securities	$(3,160)	$390	$(2,655)

EPS:
Basic and diluted income (loss) per share (1)	$(0.33)	$0.02	$(0.27)
Weighted average shares outstanding basic and diluted	9,668,250	9,668,250	9,668,250

(1) Due to the impact of the restatement described in Note 2, amounts presented herein do not agree to amounts included within previously filed Form 10-Q’s. For the quarters ended March 31, June 30, and September 30, 2020: Net income has been adjusted by $412, ($2,758), and ($7,899), respectively; loss per share – basic and diluted has been adjusted by $0.04, ($0.14), and ($0.42), respectively. For the quarters ended March 31, June 30 and September 30, 2019: Net income has been adjusted by $1,955, $1,954 and ($74), respectively; loss per share – basic and diluted has been adjusted by $0.13, $0.12, and ($0.01), respectively. For the quarters ended March 31, June 30 and September 20, 2018: Net income has been adjusted by ($249), ($237), and $1,284, respectively; loss per share – basic and diluted has been adjusted by ($0.03), ($0.02), and $0.14, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). That evaluation included consideration of the views expressed in the SEC Staff Statement in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. This position was consistent with market practice, informed by third-party advisors with whom we consult from time to time on complex technical accounting matters, and was contained and fully disclosed in our audited financial statements, SEC filings and investor communications. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 1 to the consolidated financial statements, the Company’s management and the Chief Executive Officer and Chief Financial Officer subsequently concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 due to a material weakness in internal control over financial reporting related to the accounting for warrants. As a result, a material weakness was determined to exist as described in Management’s Report on Internal Control Over Financial Reporting at December 31, 2020. Notwithstanding the material weakness discussed below, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s financial statements included in this Form 10-K/A present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Our management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2020. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, on March 19, 2021, we filed the Original Filing, at which time the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2020 based on those criteria.

In connection with the restatement as discussed in Note 1 to the consolidated financial statements, management has reassessed the effectiveness of internal control over financial reporting as of December 31, 2020. Management now concludes that our internal control over financial reporting was not effective as of December 31, 2020 and identified a material weakness in our controls over the accounting for the PIPE Warrants and the Private Warrants. The Company’s control to evaluate the accounting for warrants did not effectively lead us to correctly apply the provisions of ASC 815-40 as further interpreted by the SEC on April 12, 2021, and the Company’s controls were not appropriately designed to reassess the classification of the warrants at each reporting date thereafter. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that the material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the SEC Staff Statement, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our warrants. In connection with the warrant restatement on Form 10-K/A, the Company has conformed its accounting for its warrants to the SEC Statement. The Company has also designed and implemented a new control to reassess the classification of liability- or equity-classified warrants to conform the accounting for warrants consistent with the SEC Staff Statement, which will be executed at each reporting date by individuals with sufficient experience and training. In 2021, the Company implemented a remediation plan to address this material weakness, including the addition of several new controls, and will test the operational effectiveness of the controls during 2021.

Changes in Internal Control Over Financial Reporting

In connection with the above described restatement, the Company has designed and implemented a new control to reassess the classification of liability- or equity-classified warrants consistent with the SEC Staff Statement, which control will be executed at each reporting date. This new control has been and will be executed by individuals with sufficient experience and training.

Other than the item discussed above, there were no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: June 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William P. Murnane	Chief Executive Officer and Chairman	June 25, 2021
William P. Murnane	(Principal Executive Officer)

/s/ Nicholas J. Tomashot	Chief Financial Officer	June 25, 2021
Nicholas Tomashot	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jerry Comstock	Director	June 25, 2021
Jerry Comstock

/s/ James J. Fredlake	Director	June 25, 2021
James J. Fredlake

/s/ Jordan Gnat	Director	June 25, 2021
Jordan Gnat

/s/ Erika Serow	Director	June 25, 2021
Erika Serow

/s/ Christopher S. Shackelton	Director	June 25, 2021
Christopher S. Shackelton

