Form 10-Q
period 2021-03-31
Lazydays Holdings, Inc.
filed 2021-06-28
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 001-38424

Lazydays Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4183498
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6130 Lazy Days Blvd, Seffner, Florida	33584
(Address of Principal Executive Offices)	(Zip Code)

813-246-4999

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	LAZY	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 10,854,477 shares of common stock, par value $0.0001, issued and outstanding as of June 27, 2021.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2021

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)	(Restated)

ASSETS
Current assets
Cash	$79,469	$63,512
Receivables, net of allowance for doubtful accounts of $659 at March 31, 2021 and December 31, 2020, respectively	29,917	19,464
Inventories	112,533	116,267
Income taxes receivable	-	1,898
Prepaid expenses and other	3,477	2,740
Total current assets	225,396	203,881

Property and equipment, net	106,826	106,320
Operating lease assets	15,044	15,472
Goodwill	47,919	45,095
Intangible assets, net	72,697	72,757
Other assets	542	473
Total assets	$468,424	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$44,618	$38,781
Income taxes payable	3,579	-
Dividends payable	1,184	1,210
Floor plan notes payable, net of debt discount	92,822	105,399
Financing liability, current portion	2,010	1,462
Long-term debt, current portion	24,086	24,161
Operating lease liability, current portion	2,484	3,164
Total current liabilities	170,783	174,177

Long term liabilities
Financing liability, non-current portion, net of debt discount	81,430	78,634
Long term debt, non-current portion, net of debt discount	6,444	8,445
Operating lease liability, non-current portion	12,509	12,056
Deferred income tax liability	15,091	15,091
Warrant liabilities	11,949	15,096
Total liabilities	298,206	303,499

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of March 31, 2021 and December 31, 2020; liquidation preference of $60,000 as of March 31, 2021 and December 31, 2020, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,757,393 and 9,656,041 shares issued and 10,616,094 and 9,514,742 outstanding at March 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	92,101	71,226
Treasury Stock, at cost, 141,299 shares at March 31, 2021 and December 31, 2020, respectively	(499)	(499)
Retained earnings	23,633	14,789
Total stockholders’ equity	115,235	85,516
Total liabilities and stockholders’ equity	$468,424	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

		For the three
	For the three months ended	months ended March 31, 2020
	March 31, 2021	(Restated)

Revenues
New and pre-owned vehicles	$244,881	$167,188
Other	26,112	23,666
Total revenues	270,993	190,854

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of $1,887 and $195, respectively)	201,219	143,402
Other	5,656	5,979
Total cost applicable to revenue	206,875	149,381

Transaction costs	375	256
Depreciation and amortization	3,225	2,637
Stock-based compensation	372	680
Selling, general, and administrative expenses	37,723	31,118
Income from operations	22,423	6,782
Other income/expenses
PPP loan forgiveness	478	-
Interest expense	(1,866)	(2,495)
Change in fair value of warrant liabilities	(6,468)	412
Inducement loss on warrant conversion	(246)	-
Total other expense	(8,102)	(2,083)
Income before income tax expense	14,321	4,699
Income tax expense	(5,477)	(1,300)
Net income	$8,844	$3,399
Dividends on Series A Convertible Preferred Stock	(1,184)	(1,644)
Net income attributable to common stock and participating securities	$7,660	$1,755

EPS:
Basic	$0.54	$0.12
Diluted	$0.32	$0.12
Weighted average shares outstanding:
Basic	10,897,203	9,757,036
Diluted	20,297,715	9,757,036

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH MARCH 31, 2021

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-		8,844	8,844
Balance at March 31, 2021	10,757,393	$-	141,299	$(499)	$92,101	$23,633	$115,235

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH MARCH 31, 2020

(Dollar amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$70,195	$4,802	$74,683
Stock-based compensation	-	-	-	-	680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		3,399	3,399
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$69,231	$8,201	$76,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020 (Restated)

Cash Flows From Operating Activities
Net income	$8,844	$3,399
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	372	680
Bad debt expense	2	7
Depreciation and amortization of property and equipment	1,944	1,589
Amortization of intangible assets	1,281	1,048
Amortization of debt discount	43	43
Non-cash lease expense	11	(108)
Gain (loss) on sale of property and equipment	(3)	2
PPP loan forgiveness	(478)	-
Change in fair value of warrant liabilities	6,468	(412)
Inducement loss on warrant conversion	246	-
Changes in operating assets and liabilities:
Receivables	(10,343)	(455)
Inventories	6,946	7,580
Prepaid expenses and other	(737)	(46)
Income tax receivable/payable	5,477	1,300
Other assets	(49)	(17)
Accounts payable, accrued expenses and other current liabilities	4,799	1,793
Operating lease liability	-	(276)

Total Adjustments	15,979	12,728

Net Cash Provided By Operating Activities	24,823	16,127

Cash Flows From Investing Activities
Cash paid for acquisitions	(4,302)	-
Proceeds from sales of property and equipment	3	4,932
Purchases of property and equipment	(1,868)	(1,774)

Net Cash Used In Investing Activities	(6,167)	3,158

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(15,028)	(10,554)
Borrowings under Houston mortgage with M&T bank	-	5,005
Repayment of long term debt with M&T bank	(802)	(725)
Proceeds from financing liability	3,688	-
Repayments of financing liability	(344)	(226)
Payment of dividends on Series A preferred stock	(1,210)	-
Repurchase of Treasury Stock	-	(145)
Proceeds from exercise of warrants	11,582	-
Proceeds from exercise of stock options	244	-
Repayments of acquisition notes payable	(801)	(761)
Loan issuance costs	(28)	(68)

Net Cash Used In Financing Activities	(2,699)	(7,474)

Net Increase In Cash	15,957	11,811

Cash - Beginning	63,512	31,458

Cash - Ending	$79,469	$43,269

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2021	For the three months ended March 31, 2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,802	$2,592
Cash paid during the period for income taxes net of refunds received	$-	$-

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,184	$1,644
Operating lease assets - ASC 842 adoption	$-	$(17,781)
Operating lease liabilities - ASC 842 adoption	$-	$17,845
Operating lease assets	$(388)	$-
Operating lease liabilities	$388	$-
Net assets acquired in acquisitions		$-
Net assets acquired in acquisitions	$2,161	$-

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except share, per share and unit amounts)

(unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (the “Company” or “Holdings”), a Delaware corporation, was originally formed on October 24, 2017, as a wholly owned subsidiary of Andina Acquisition Corp. II (“Andina”), an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more business targets. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp. (“Holdco”), a Delaware corporation and wholly-owned subsidiary of Andina, Andina II Merger Sub Inc., a Delaware corporation and wholly-owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (and its subsidiaries), a Delaware corporation (“Lazydays RV”) and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) a merger of Andina with and into Holdco, with Holdco surviving, changing its name to Lazydays Holdings, Inc. and becoming a new public company (the “Redomestication Merger”) and (ii) a merger of Lazydays RV with and into Merger Sub with Lazydays RV surviving and becoming a direct wholly-owned subsidiary of Holdings (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, the Mergers were consummated.

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in twelve locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, one in the state of Minnesota and two in the state of Indiana. Lazydays RV also has a dedicated service center location near Houston, Texas, which opened in February 2020. Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and sells related parts and accessories. It also offers to its customers such ancillary services as overnight campground and restaurant facilities. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s consolidated financial statements and notes as of December 31, 2020 and 2019 and for the years then ended, included in the Annual Report on Form 10-K filed with the SEC on March 19, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, Lazydays of Minneapolis LLC, Lazydays of Central Florida, LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Group of Nashville LLC, LDRV of Nashville LLC, Lazydays RV of Phoenix, LLC, Lazydays RV of Elkhart, LLC, Lazydays Land of Elkhart, LLC, Lazydays Service of Elkhart, LLC, Lazydays RV of Chicagoland, LLC and Lazydays Land of Chicagoland, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement of Previously Reported Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the Company’s Annual Report on Form 10-K/A filed with the SEC on June __, 2021 (the “2020 Form 10-K/A”). As previously disclosed in the 2020 Form 10-K/A, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 to make the necessary accounting adjustments related to warrant accounting. The Company has restated herein its condensed consolidated financial statements for the quarter ended March 31, 2020 and related amounts within the accompanying footnotes to the condensed consolidated financial statements. For the quarter ended March 31, 2020, restated net income is $3.4 million, an increase of $.4 million from the previously disclosed net income of $3.0 million.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, allowance for doubtful accounts and stock-based compensation and fair value of warrant liabilities.

Revenue Recognition

The core principle of revenue recognition is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies a five-step model for revenue measurement and recognition.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended
	March 31, 2021	March 31, 2020

New vehicle revenue	$167,411	$102,444
Preowned vehicle revenue	77,470	64,744
Parts, accessories, and related services	10,261	10,765
Finance and insurance revenue	14,608	11,272
Campground and other revenue	1,243	1,629
Total	$270,993	$190,854

Revenue from the sale of vehicles is recognized at a point in time on delivery, transfer of title and completion of financing arrangements.

Revenue from the sale of parts, accessories and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories and related service is recognized in other revenue in the accompanying condensed consolidated statements of income.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of some contracts by its customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the additions to the charge-back allowance, which is included in other revenue as follows (unaudited):

	Three months ended
	March 31, 2021	March 31, 2020

Gross finance and insurance revenues	$16,054	$12,583
Additions to charge-back allowance	(1,446)	(1,311)
Net Finance Revenue	$14,608	$11,272

The Company has an accrual for charge-backs, which totaled $5,965 and $5,553 at March 31, 2021 and December 31, 2020, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the three months ended March 31, 2021, $2,917 of contract liabilities as of December 31, 2020 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Retail parts, accessories and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $5,514 and $3,627 as of March 31, 2021 and December 31, 2020, respectively.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 10 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Company’s board of directors (the “Board”).

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with ASC 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of income based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. All excess tax benefits and tax deficiencies (including tax benefits of dividends on share-based payment awards) are recognized as income tax expenses or benefits in the condensed consolidated statements of income.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income (loss) per common share:

	For the three months ended	For the three months ended March 31, 2020
	March 31, 2021	(Restated)
(Dollars in thousands - except share and per share amounts)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	5,859	1,200
Net earnings allocated to common stock	5,859	1,200
Net earnings allocated to participating securities	1,801	555
Net earnings allocated to common stock and participating securities	$7,660	$1,755

Weighted average shares outstanding for basic earning per common share	10,596,846	9,757,036
Dilutive effect of warrants and options	300,357	-
Weighted average shares outstanding for diluted earnings per share computation	10,897,203	9,757,036

Basic income per common share	$0.54	$0.12
Diluted income per common share	$0.32	$0.12

During the three months ended March 31, 2021 and 2020, respectively, the denominator of the basic EPS was calculated as follow:

	For the three months	For the three months
	March 31, 2021	March 31, 2020
Weighted average outstanding common shares	10,596,846	8,417,537
Weighted average prefunded warrants	300,357	1,339,499
Weighted shares outstanding - basic	$10,897,203	$9,757,036

During the three months ended March 31, 2021 and 2020, respectively, the denominator of the dilutive EPS was calculated as follows:

	For the three months	For the three months
	March 31, 2021	March 31, 2020
Weighted average outstanding common shares	10,596,846	8,417,537
Weighted average prefunded warrants	300,357	1,339,499
Weighted average warrants	1,475,444	-
Weighted average options	1,844,714	-
Weighted average convertible preferred stock	6,080,354	6,126,112
Weighted shares outstanding - basic and diluted	20,297,715	15,883,148

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	For the three months	For the three months
	March 31, 2021	March 31, 2020
Shares underlying Series A Convertible Preferred Stock	-	-
Shares underlying warrants	-	4,677,458
Stock options	-	3,798,818
Share equivalents excluded from EPS	-	8,476,276

As of March 31, 2021, the Company had declared dividends of $1,184 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on April 1, 2021. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of March 31, 2021. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2020, the Company identified adjustments required to correct earnings per share for the first three quarters of 2020. The errors discovered resulted in an understatement in earning per share of $0.01 for the three months ended March 31, 2020.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such, no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements were corrected prospectively in the Form 10-Q for the quarter ended March 31, 2021.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $4,412 and $4,359 for the three months ended March 31, 2021 and March 31, 2020, respectively.

Income Taxes

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the condensed consolidated financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company estimates the degree to which tax assets and credit carry forwards will result in a benefit based on expected profitability by tax jurisdiction.

In its interim condensed consolidated financial statements, the Company follows the guidance in ASC 270, “Interim Reporting” and ASC 740 “Income Taxes”, whereby the Company utilizes the expected annual effective tax rate in determining its income tax provisions for the interim periods.

Seasonality

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at the Company’s Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota and Indiana generally experience moderately higher vehicle sales during the spring months.

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended March 31, 2021, three major manufacturers accounted for 45.9%, 27.7% and 21.8% of RV purchases.

During the three months ended March 31, 2020, four major manufacturers accounted for 28.8%, 23.7%, 18.4% and 17.1% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement’s terms.

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended
	March 31, 2021	March 31, 2020

Florida	61%	75%
Colorado	11%	11%
Arizona	12%	<10%
Tennessee	12%	<10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic and weather.

Impact of COVID-19

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus (“COVID-19”) pandemic, which continues to spread throughout the United States and globally. Beginning in mid-to-late March of 2020, the COVID-19 pandemic led to severe disruptions in general economic activity as businesses and federal, state and local governments took increasingly broad actions to mitigate the impact of the COVID-19 pandemic on public health, including through “shelter in place” or “stay at home” orders in the states in which we operate. As we modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues.

We took a number of actions in April 2020 to adjust resources and costs to align with reduced demand caused by the COVID-19 pandemic. These actions included:

●	Reduction of our workforce by 25%;
●	Temporary reduction of senior management salaries (April 2020 through May 2020);
●	Suspension of 2020 annual pay increases;
●	Temporary suspension of 401k match (April 2020 through May 2020);
●	Delay of non-critical capital projects; and
●	Focus of resources on core sales and service operations.

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of March 31, 2021, one of the PPP Loans had been forgiven for $478. In June 2021, four additional loans were forgiven for $2,136. We are expecting a response to our forgiveness application on the remaining loan during the second quarter of 2021.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and March 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later impacts of the COVID-19 pandemic, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through March 31, 2021 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, the Company may experience significant adverse effects to its business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2016-13 on January 1, 2021 and the adoption did not materially impact its condensed consolidated financial statements.

Leases

Lease recognition

At the inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating or financing.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to March 31, 2021 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than the following items.

On June 10, 2021, the Company was granted forgiveness on four PPP Loans in the amount of $2,136.

On June 14, 2021, the Company signed an agreement with M&T Bank to extend the maturity date of the credit facility to September 15, 2021.

NOTE 3 – BUSINESS COMBINATION

Acquisitions of Dealerships

On May 19, 2020, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Korges Enterprises, Inc. (“Korges”). The purchase price consisted solely of cash paid to Korges. As part of the acquisition, the Company acquired the inventory of Korges and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On October 6, 2020, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Total Value Recreation Vehicles of Indiana, Inc. (“Total RV”). The purchase price consisted solely of cash paid to Total RV. As part of the acquisition, the Company acquired the inventory of Total RV and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On December 1, 2020, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Camp-Land, Inc. (“Camp-Land”). The purchase price consisted of cash paid to Camp-Land and a note payable to the seller of Camp-Land. The note payable is a four year note which matures on January 5, 2025, which requires annual payments of $435 in principal and interest. The note bears interest at 3.35% per year. As part of the acquisition, the Company acquired the inventory of Camp-Land and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On March 23, 2021, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Chilhowee Trailer Sales, Inc. (“Chilhowee”). The purchase price consisted solely of cash paid to Chilhowee. As part of the acquisition, the Company acquired the inventory of Chilhowee and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Korges, Total RV, Camp-Land and Chilhowee each constituted a business. As a result, the Company determined its preliminary allocation of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2021	2020

Inventories	$3,590	$18,932
Accounts receivable and prepaid expenses	150	1,167
Property and equipment	392	5,417
Intangible assets	1,220	8,480
Total assets acquired	5,352	33,996

Accounts payable, accrued expenses and other current liabilities	748	1,004
Floor plan notes payable	2,443	20,855
Total liabilities assumed	3,191	21,859

Net assets acquired	$2,161	$12,137

The fair value of consideration paid was as follows:

	2021	2020
Purchase Price:	$4,302	$16,653
Note payable issued to former owners	-	1,600
	$4,302	$18,253

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from, Korges, Total RV, Camp-Land and Chilhowee. Goodwill associated with the transactions is detailed below:

	2021	2020
Total consideration	$4,302	$18,253
Less net assets acquired	2,161	12,137
Goodwill	$2,141	$6,116

Goodwill is expected to be deductible to the extent the Company has tax basis.

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$470	10 years
Dealer Agreements	$9,000	10 years
Noncompete Agreement	$230	5 years

The Company recorded approximately $30,118 in revenue and $2,610 in net income prior to income taxes during the period from January 1, 2021 to March 31, 2021 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Korges, Total RV, Camp-Land and Chilhowee had been consummated on January 1, 2020.

	For the three months ended March 31,
	2021	2020
Revenue	$277,326	$219,055
Income before income taxes	$21,082	$3,952
Net income	$9,151	$3,231

The Company adjusted the combined income of Lazydays RV with Korges, Total RV, Camp-Land and Chilhowee, and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	March 31, 2021	December 31, 2020
	(Unaudited)
New recreational vehicles	$82,400	$92,434
Pre-owned recreational vehicles	30,133	22,967
Parts, accessories and other	5,514	4,493
	118,047	119,894
Less: excess of current cost over LIFO	(5,514)	(3,627)
Total	$112,533	$116,267

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Accounts payable	$22,701	$18,077
Other accrued expenses	4,655	4,713
Customer deposits	8,130	6,002
Accrued compensation	3,037	4,311
Accrued charge-backs	5,965	5,553
Accrued interest	130	125
Total	$44,618	$38,781

NOTE 6 – LEASES

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

The Company leases properties for its RV retail locations through twelve operating leases. The Company also leases billboards and certain of its equipment through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets.

On May 19, 2020, the Company entered into a new lease for the property associated with the Korges acquisition. The lease was evaluated as a finance lease. As a result, a right of use asset was recorded in property and equipment for $4,015 with an offsetting $4,015 financing liability.

As of March 31, 2021, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.0 years and 5.0%, respectively.

Operating lease costs for the three month period ended March 31, 2021 was $970, including variable lease costs. There were no short term leases for the three months ended March 31, 2021.

Maturities of lease liabilities as of March 31, 2021 were as follows:

Maturity Date	Operating Leases
Remaining nine months ending December 31, 2021	$3,003
2022	3,722
2023	3,519
2024	2,639
2025	1,939
Thereafter	2,179
Total lease payments	17,001
Less: Imputed Interest	2,008
Present value of lease liabilities	$14,993

The following presents supplemental cash flow information related to leases during 2021:

For the three months ended March 31, 2021

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$970

ROU assets obtained in exchange for lease liabilities:
Operating leases	$388
Finance lease	$-
$388

On March 10, 2020, the Company entered into an agreement for the sale of land to LD Murfreesboro TN Landlord, LLC (“LDMTL”) for $4,921. The Company has entered into a lease agreement with LDMTL with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which was be paid for by LDMTL. The commencement date of the lease occurred at the completion of construction which occurred in late March 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets. Lease payments began in April 2021.

NOTE 7 – DEBT

M&T Financing Agreement

On March 15, 2018, the Company terminated and replaced the Bank of America (“BOA”) credit facility with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility includes a Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a Term Loan (the “M&T Term Loan”) and a Revolving Credit Facility (the “M&T Revolver”). The M&T Facility was originally due to mature on March 15, 2021. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date to June 15, 2021. On June 14, 2021, an additional agreement was signed to extend the maturity date to September 15, 2021. The M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the M&T Facility were recorded as a debt discount.

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (the “Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV Holdings Corp., became parties to the Credit Agreement and were identified as Additional Loan Parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The amount borrowed under the mortgage was $6,136. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and was originally due to mature on March 15, 2021. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date to June 15, 2021. On June 14, 2021, an additional agreement was signed to extend the maturity date to September 15, 2021. As of March 31, 2021, the mortgage balance was $5,931 and the interest rate was 2.375%.

To help mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T Facility on April 15, 2020 (the “Fourth Amendment”). Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and be paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable (a) as described above or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit (as defined below) continued to accrue and be paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

As of March 31, 2021, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2021 and taking into account the effect of the Fourth Amendment to the Credit Agreement entered into on April 15, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $41,631 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of March 31, 2021, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.1085%.

The M&T Floor Plan Line of Credit consists of the following:

	As of March 31, 2021	As of December 31, 2020
	(Unaudited)
Floor plan notes payable, gross	$92,901	$105,486
Debt discount	(79)	(87)
Floor plan notes payable, net of debt discount	$92,822	$105,399

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date of the credit facility to June 15, 2021. At the maturity date, the Company must pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of March 31, 2021, there was $12,025 outstanding under the M&T Term Loan. As of March 31, 2021, the interest rate on the M&T Term Loan was 2.375%.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver bears interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the three months ended March 31, 2021, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for the PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. In March 2021, one of the PPP loans was forgiven for $478. While the Company’s subsidiaries used the entire amount of the PPP Loans for qualifying expenses, no assurance can be provided that forgiveness of any portion of the remaining PPP Loans will be obtained.

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $5,477 and $1,300 for the three months ended March 31, 2021 and 2020, respectively, which represent effective tax rates of approximately 37.6% and 28%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company effective as of the consummation of the Mergers. The employment agreement with the CEO provides for an initial base salary of $540 subject to annual discretionary increases. In addition, the CEO is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary. The employment agreement also provides that the CEO is to be granted an option to purchase shares of common stock of the Company (See Note 11 – Stockholders’ Equity).

The employment agreement provides that if the CEO is terminated for any reason, he is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the CEO resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the CEO severance equal to two times the base salary in effect immediately prior to the date of termination and the average of the annual bonus actually paid to the CEO in each of the three years immediately preceding the year in which the date of termination occurs.

During May 2018, the Company entered into an offer letter with the Chief Financial Officer (the “CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the CFO is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). He was also provided with a relocation allowance of $100, which the CFO would have been required to repay if he had resigned from the Company or had been terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the Board determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 11- Stockholders’ Equity).

Director Compensation

The Company’s non-employee members of the Board receive annual cash compensation of $50 for serving on the Board, $5 for serving on a committee of the Board (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the Board.

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

NOTE 10 – PREFERRED STOCK

On March 15, 2018, the Company consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock and warrants for an aggregate purchase price of $94,800 (the “PIPE Investment”). At the closing, the Company issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60,000. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of the Board.

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

In the event of any liquidation, merger, sale, dissolution or winding up of the Company, holders of the Series A Preferred Stock will have the right to (i) receive payment in cash of the Issue Price plus all accrued and unpaid dividends, or (ii) convert the shares of Series A Preferred Stock into common stock and participate on an as-converted basis with the holders of common stock.

So long as the Series A Preferred Stock is outstanding, the holders thereof, by the vote or written consent of the holders of a majority in voting power of the outstanding Series A Preferred Stock, shall have the right to designate two members to the Board.

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

After factoring in the relative fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3,392 beneficial conversion feature was recorded as a deemed dividend in the condensed consolidated statement of income because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $2,035 was recorded as a reduction to the carrying amount of the preferred stock in the condensed consolidated balance sheet. In addition, aggregate offering costs of $2,981 consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61% and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock was not accreted during the three months ended March 31, 2021 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,184 for the three months ended March 31, 2021 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on April 1, 2021 to the holders.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of March 31, 2021, there were 299,557 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three month period ended March 31, 2021, the Company recorded $102 of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2021	4,632,087	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(1,035,258)	$-
Warrants outstanding March 31, 2021	3,596,829	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

On March 17, 2021, two institutional investors exercised warrants issued in the PIPE Investment with respect to an aggregate of 1,005,308 shares of our common stock for cash, resulting in the issuance of 1,005,308 shares of common stock and gross proceeds to the Company of $11,315,250 pursuant to agreements executed with the Company.   The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of such act, and Rule 506(b) thereunder, as issuances made in a private placement to accredited investors. The Company recorded an inducement loss on warrant conversion of $246 related to these warrant exercises.

The Company accounting for its warrants in the following ways: (i) the public warrants (“Public Warrants”) as equity for all periods presented (ii) the private placement warrants (“Private Warrants”) as liabilities for all periods presented and (iii) the warrants issued in connection with the Private Investment in Public Equity (“PIPE”) transaction (“PIPE Warrants”) as liabilities for all periods presented. The Company determined the following fair values for the outstanding common stock warrants recorded as liabilities:

	March 31. 2021	December 31, 2020 (Restated)

PIPE Warrants	$10,415	$13,716
Private Warrants	1,534	1,380
Total warrant liabilities	$11,949	$15,096

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2020	4,063,362	$10.60
Granted	-	$-
Cancelled or terminated	-	$-
Exercised	(21,978)	$11.10
Options outstanding at March 31, 2021	4,041,384	$10.60	2.41	$29,146
Options vested at March 31, 2021	881,088	$10.75	2.15	$8,157

Awards with Market Conditions

On March 16, 2018, the Company granted five-year incentive stock options to purchase an aggregate of 3,573,113 shares of common stock at an exercise price of $11.10 per share to employees pursuant to the 2018 Plan, including 1,458,414 shares of common stock underlying the CEO’s stock options and 583,366 shares of common stock underlying the former CFO’s stock options. A set percentage of the stock options shall vest upon the volume weighted average price (“VWAP”) of the common stock, as defined in the option agreements, being equal to or greater than a specified price per share for at least 30 out of 35 consecutive trading days, as follows and are exercisable only to the extent that they are vested: 30% of the options shall vest upon the VWAP exceeding $13.125 per share; an additional 30% of the options shall vest upon the VWAP exceeding $17.50 per share; an additional 30% of the options shall vest upon the VWAP exceeding $21.875 per share; and an additional 10% of the options shall vest upon exceeding $35.00 per share; provided that the option holder remains continuously employed by the Company (and/or any of its subsidiaries) from the grant date through (and including) the relevant date of vesting. On May 7, 2018, the Company hired a new CFO who received a stock option award exercisable for 583,366 shares of common stock under the same terms as the former CFO. On June 15, 2018, the former CFO forfeited her existing 583,366 options.

The fair value of the awards issued on March 16, 2018 of $15,004 was determined using a Monte Carlo simulation based on a 5-year term, a risk-free rate of 2.62%, an annual dividend yield of 0% and an annual volatility of 42.8%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.74 years, 1.64 years, 2.24 years and 3.13 years.

The fair value of the awards issued on May 7, 2018 of $2,357 was determined using a Monte Carlo simulation based on a 5- year term, a risk-free rate of 2.74%, an annual volatility of 54.70% and an annual dividend yield of 0%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.97 years, 1.75 years, 2.15 years and 2.96 years.

The expense recorded for awards with market conditions was $75 and $554 during the three month periods ended March 31, 2021 and 2020, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

Awards with Service Conditions

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

For the three months ended March 31, 2021
Risk free interest rate	0.25% - 0.43%
Expected term (years)	3.50-3.75
Expected volatility	55% - 73%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $196 and $88 for the three month periods ended March 31, 2021 and 2020, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

As of March 31, 2021, total unrecorded compensation cost related to all non-vested awards was $1,943 which is expected to be amortized over a weighted average service period of approximately 2.41 years. There were no awards issued during the three months ended March 31, 2021.

NOTE 12 – FAIR VALUE MEASURES

The fair value of financial assets and liabilities are included at the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

The Company utilizes the suggested accounting guidance for the three levels of inputs that may be used to measure fair value:

Level 1 -	Observable inputs such as quoted prices in active markets for identical assets or liabilities;
Level 2 -	Observable inputs, other than Level 1 inputs in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs for which there is little or no market data, which require the reporting entity to develop its own assumptions

The Company has assessed that the fair value of cash and cash equivalents, trade receivables, trade payables, and other current liabilities approximate their carrying amounts.

The Company’s Public Warrants trade in active markets. When classified as liabilities, warrants traded in active markets with sufficient trading volume represent Level 1 financial instruments as they are publicly traded in active markets and thus have observable market prices which are used to estimate the fair value adjustments for the related common stock warrant liabilities. When classified as liabilities, warrants not traded in active markets, or traded with insufficient volume, represent Level 3 financial instruments that are valued using a Black-Scholes option-pricing model to estimate the fair value adjustments for the related common stock warrant liabilities.

Warrant Liabilities:

The PIPE Warrants are considered a Level 1 measurement, since they are similar to the Public Warrants which trade under the symbol LAZYW and thus have observable market prices which were used to estimate the fair value adjustments for the PIPE Warrants liabilities. The Private Warrants are considered a Level 3 measurement and were valued using a Black-Scholes Valuation Model to estimate the fair value adjustments for the Private Warrants liabilities.

	March 31. 2021				December 31. 2020 (Restated)
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$10,415	$10,415	$-	$-	$13,716	$13,716	$-	$-
Private Warrants	1,534	-	-	1,534	1,380	-	-	1,380
Total	$11,949	$10,415	$-	$1,534	$15,096	$13,716	$-	$1,380

Level 3 Disclosures

The Company utilizes a Black Scholes option-pricing model to value the Private Warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of income. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the continuously compounded interest rate on U.S. Treasury Separate Trading of Registered Interest and Principal of Securities having a maturity similar to the contractual life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2021	December 31. 2020 (Restated)

Stock Price	$17.81	$16.25
Strike Price	$11.50	$11.50
Expected life	1.96	2.20
Volatility	81.5%	81.2%
Risk Free rate	0.16%	0.14%
Dividend yield	0.00%	0.00%
Fair value of warrants	$4.95	$4.45

The following table presents changes in Level 3 liabilities measured at fair value for the three months ended March 31, 2021:

	PIPE Warrants	Private Warrants
Balance at December 31, 2020 (restated)	$13,717	$1,379
Exercise or conversion	(9,615)	-
Measurement adjustment	6,313	155
Balance at March 31, 2021	$10,415	$1,534

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations and financial condition in the first months of the COVID-19 pandemic; while increased sales since then have more than offset the initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on its business.

●	The Company’s business is affected by the availability of financing to it and its customers.

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Tiffin Motorhomes, Thor Industries, Inc., Winnebago Industries, Inc. and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Natural disasters (including hurricanes), whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	Unforeseen expenses, difficulties and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to maintain sufficient quantity and quality of staff.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company, as a party to a prior transaction with a special purpose acquisition company (or SPAC), may receive negative scrutiny of, or attention towards, its financial statements (including from the Securities and Exchange Commission), which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	The Company is an “emerging growth company” and it cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make the Company’s common stock less attractive to investors.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors (the “Board”). As a result, these holders may influence the composition of the Board and future actions taken by the Board.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

●	The fair value of warrant liabilities may fluctuate.

●	The Company must be able to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2021.

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share and per share data.

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville and Nashville, Tennessee; Loveland and Denver, Colorado; and Elkhart and Burns Harbor, Indiana. We furthermore have a dedicated Service Center location near Houston, Texas.

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

Recent Developments

On January 4, 2021, the Company commenced sales and service operations at its new dealership in Murfreesboro, Tennessee located just sound of Nashville, Tennessee on I-24.

On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date of the Company’s $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”) to June 15, 2021. On June 14, 2021 an additional agreement was signed to extend the maturity date to September 15, 2021.

On March 23, 2021, the Company consummated its asset purchase agreement with Chilhowee Trailer Sales, Inc. (“Chilhowee”). The purchase price consisted solely of cash paid to Chilhowee. As part of the acquisition, the Company acquired the inventory of Chilhowee and has added the inventory to the M&T Floor Plan Line of Credit.

COVID-19 Developments

In March 2020, the World Health Organization declared the outbreak of the novel coronavirus disease COVID-19 a pandemic, which continues to spread throughout the United States and globally. Beginning in mid-to-late March of 2020, the COVID-19 pandemic led to severe disruptions in general economic activity as businesses and federal, state and local governments took increasingly broad actions to mitigate the impact of the COVID-19 pandemic on public health, including through “shelter in place” or “stay at home” orders in the states in which we operate. As we modified our business practices to conform to government guidelines and best practices to ensure the health and safety of our customers, employees and the communities we serve, we saw significant early declines in new and pre-owned vehicle unit sales, sales of parts, accessories and related services, including finance and insurance revenues as well as campground and miscellaneous revenues.

We took a number of actions in April 2020 to adjust resources and costs to align with reduced demand caused by the COVID-19 pandemic. These actions included:

●	Reduction of our workforce by 25%;
●	Temporary reduction of senior management salaries (April 2020 through May 2020);
●	Suspension of 2020 annual pay increases;

●	Temporary suspension of 401k match (April 2020 through May 2020);
●	Delay of non-critical capital projects; and
●	Focus of resources on core sales and service operations.

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). In March 2021, $478 for one PPP loan was forgiven. While we applied for loan forgiveness for all our PPP loans, there can be no assurances that the loans will be forgiven. We expect responses to our forgiveness applications on the remaining six loans during the second quarter of 2021

Starting in May 2020, we experienced significant improvement in sales of new and pre-owned vehicles. Senior management was able to resume normal salaries in late May 2020, and we adjusted our workforce where necessary to meet demand. We continued to aggressively manage and ration capital, and we are focusing our resources on core sales and service operations in response to the operational and financial impact of the COVID-19 pandemic.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and March 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through March 2021 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending and credit availability.

See “Part II - Item 1.A. Risk Factors” in this quarterly report on Form 10-Q for a discussion of additional risks related to COVID-19.

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three months ended March 31, 2021 and 2020, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended March 31,
	2021	2020
New vehicles	61.8%	53.7%
Pre-owned vehicles	28.6%	33.9%
Other	9.6%	12.4%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% and 88% of total revenues for the three months ended March 31, 2021 and 2020, respectively. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% and 96% of the cost of revenues for the three months ended March 31, 2021 and 2020, respectively. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

For the three months ended March 31, 2021 and 2020, gross profit was $64.1 million and $41.5 million, respectively, and gross margin was 23.7% and 21.7%, respectively. Last-in, first-out (“LIFO”) adjustments were $1.9 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively, which negatively affected gross profit.

For the three months ended March 31, 2021, gross margins were favorably impacted by margin expansion in the Company’s new and pre-owned vehicle sales revenues primarily driven by the scarcity of dealer inventory as manufacturers ramp up production to support increased consumer demand and restock dealers to make up lost production from COVID related shutdowns. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts increased from 14.3% in the first quarter of 2020 to 18.6% in 2021.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and typically average approximately 50% to 60% of total selling, general and administrative expenses. SG&A expenses do not include transaction costs, stock based compensation and depreciation and amortization expense. SG&A expenses as a percentage of gross profit allows the Company to monitor its overhead expenses relative to profitability over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2021 and 2020, SG&A, as a percentage of gross profit was 58.8% and 75.0%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business improving fixed cost operating leverage, as well as overhead cost reductions implemented in April 2020.

Adjusted EBITDA. Adjusted EBITDA is a not a GAAP financial measure, but it is one of the primary non-GAAP measures management uses to evaluate the financial performance of the business. Adjusted EBITDA is also frequently used by analysts, investors and other interested parties to evaluate companies in the recreational vehicle industry. The Company uses Adjusted EBITDA and Adjusted EBITDA Margin to supplement GAAP measures of performance as follows:

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

The Company believes Adjusted EBITDA can provide a more complete understanding of the underlying operating results and trends and an enhanced overall understanding of financial performance and prospects for the future. The Company defines Adjusted EBITDA as net income excluding depreciation and amortization of property and equipment, non-floor plan interest expense, amortization of intangible assets, income tax expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, PPP loan forgiveness, severance costs, other one-time charges, gain (loss) on sale of property and equipment and change in fair value of warrant liabilities. The Company believes Adjusted EBITDA, when considered along with other performance measures, is a useful measure as it reflects certain operating drivers of the business, such as sales growth, operating costs, selling and administrative expense and other operating income and expense.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended March 31, 2021 and 2020.

Summary Financial Data

(in thousands)

	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Revenues
New and pre-owned vehicles	$244,881	$167,188
Other	26,112	$23,666
Total revenue	270,993	190,854

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	199,332	$143,207
Adjustments to LIFO reserve	1,887	$195
Other	5,656	$5,979
Total cost of revenues (excluding depreciation and amortization)	206,875	149,381

Gross profit (excluding depreciation and amortization)	64,118	41,473

Transaction costs	375	256
Depreciation and amortization expense	3,225	2,637
Stock-based compensation expense	372	680
Selling, general, and administrative expenses	37,723	31,118
Income from operations	22,423	6,782
Other income/expenses
PPP loan forgiveness	478	-
Interest expense	(1,866)	(2,495)
Change in fair value of warrant liabilities	(6,468)	412
Inducement loss on warrant conversion	(246)	-
Total other expense	(8,102)	(2,083)
Income before income tax expense	14,321	4,699
Income tax expense	(5,477)	(1,300)
Net income	$8,844	$3,399

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31 2020

Revenue

Revenue increased by approximately $80.1 million, or 42.0%, to $271.0 million from $190.9 million for the three months ended March 31, 2021 and 2020, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $77.7 million, or 46.5%, to $244.9 million from $167.2 million for the three months ended March 31, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $65.0 million, or 63.4%, to $167.4 million from $102.4 million for the three months ended March 31, 2021 and 2020, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,367 to 2,125, as well as an increase in the average selling price from $74,400 to $78,400 per unit

Revenue from pre-owned vehicle sales increased by approximately $12.8 million, or 19.7%, to $77.5 million from $64.7 million for the three months ended March 31, 2021 and 2020, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 1,049 to 1,072, as well as an increase in the average revenue per unit sold from approximately $59,000 to $67,800 per unit.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $2.4 million, or 10.3%, to $26.1 million from $23.7 million for the three months ended March 31, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services decreased by approximately $0.5 million, or 4.7%, to $10.3 million from $10.8 million primarily due to decreased volume in service

Finance and insurance revenue increased by approximately $3.3 million, or 29.6%, to $14.6 million from $11.3 million for the three months ended March 31, 2021 as compared to March 31, 2020, respectively, primarily due to higher unit sales.

Campground and miscellaneous revenue, decreased by approximately $0.4 million to $1.2 million for the three months ended March 31, 2021 as compared to $1.6 million for the three months ended March 31, 2020.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $22.6 million, or 54.6%, to $64.1 million from $41.5 million for the three months ended March 31, 2021 and 2020, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $19.9 million, or 83.6%, to $43.7 million from $23.8 million for the three months ended March 31, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold, the increase in the average selling price of new and pre-owned units, and the expansion of vehicle sales margins due to industry-wide reduced inventory levels, offset by a $1.7 million increase in LIFO adjustments due to decreases in inventory levels.

Other Gross Profit

Other gross profit increased by $2.8 million, or 15.7% to $20.5 million from $17.7 million for the three months ended March 31, 2021 and 2020, respectively, due to increased finance and insurance revenues associated with increased RV sales, partially offset by lower penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $6.6 million, or 21.2%, to $37.7 million for the three months ended March 31, 2021, from $31.1 million for the three months ended March 31, 2020. The increase was related to overhead associated with the new service center near Houston, the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020, the Louisville, Tennessee dealership acquired in March 2021 and increased performance wages as a result of the increased unit sales and revenues for the period ending March 31, 2021.

Interest Expense

Interest expense decreased by approximately $0.6 million to $1.9 million from $2.5 million for the three months ended March 31, 2021 and 2020, respectively, due primarily to more favorable interest rates, lower floorplan balances and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $5.5 million and $1.3 million for the three month periods ending March 31, 2021 and 2020, respectively.

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

EBITDA is defined as net income excluding depreciation and amortization of property and equipment, interest expense, net, amortization of intangible assets and income tax expense.

Adjusted EBITDA is defined as net income excluding depreciation and amortization of property and equipment, amortization of intangible assets, income tax expense, non-floor plan interest expense, stock-based compensation, transaction costs and other supplemental adjustments which for the periods presented includes LIFO adjustments, PPP Loan forgiveness, other one-time charges, gain or loss on sale of property and equipment and change in fair value of warrant liabilities.

Adjusted EBITDA Margin is defined as Adjusted EBITDA as a percentage of total revenues.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended March 31, 2021 and 2020 are shown in the tables below.

	Three Months Ended March 31,
	2021	2020

EBITDA
Net income	$8,844	$3,399
Interest expense, net*	1,866	2,495
Depreciation and amortization of property and equipment	1,944	1,589
Amortization of intangible assets	1,281	1,048
Income tax expense	5,477	1,300
Subtotal EBITDA	19,412	9,831
Floor plan interest	(457)	(1,029)
LIFO adjustment	1,887	195
Transaction costs	375	256
PPP loan forgiveness	(478)	-
Loss on sale of property and equipment	(3)	2
Change in fair value of warrant liabilities	6,468	(412)
Inducement loss on warrant conversion	246	-
Stock-based compensation	372	680
Adjusted EBITDA	$27,822	$9,523

* Interest expense includes $1,213 and $1,182 relating to finance lease payments for the three months ended March 31, 2021 and 2020, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended March 31,
	2021	2020

EBITDA margin
Net income (loss) margin	3.3%	1.8%
Interest expense, net	0.7%	1.3%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	2.0%	0.7%
Subtotal EBITDA margin	7.2%	5.2%
Floor plan interest	-0.2%	-0.5%
LIFO adjustment	0.7%	0.1%
Transaction costs	0.1%	0.1%
PPP loan forgiveness	-0.2%	0.0%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	2.4%	-0.2%
Inducement loss on warrant conversion	0.1%	0.0%
Stock-based compensation	0.1%	0.4%
Adjusted EBITDA	10.3%	5.0%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

	Three Months Ended March 31,
($ in thousands)	2021	2020
Net income	$8,844	$3,399
Non-cash adjustments	9,886	2,849
Changes in operating assets and liabilities	6,093	9,879
Net cash provided by operating activities	24,823	16,127

Net cash (used in) provided by investing activities	(6,167)	3,158
Net cash used in financing activities	(2,699)	(7,474)
Net increase in cash	$15,957	$11,811

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $24.8 million for the three months ended March 31, 2021, compared to cash provided by operating activities of approximately $16.1 million for the three months ended March 31, 2020. Net income increased by approximately $5.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Adjustments for non-cash expenses, included in net income, increased $7.0 million to $9.9 million for the three months ended March 31, 2021 compared to the prior period. For the three months ended March 31, 2021, there was approximately $6.1 million of cash changes in operating assets and liabilities as compared to $9.9 million of cash changes in operating assets and liabilities for the three months ended March 31, 2020. The fluctuations in assets and liabilities for the three months ended March 31, 2021 and March 31, 2020 were primarily due to the increase in accounts receivable of $10.3 million and $0.5 million, respectively, the increase of $4.8 million and $1.8 million in accounts payable and accrued expenses and other current liabilities, respectively, the increase of $5.5 million and $1.3 million in income tax receivable/payable, respectively, offset by the decrease in inventory of $6.9 million and $7.6 million, respectively, as inventory declined due to supply constraints.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $6.2 million for the three months ended March 31, 2021, compared to cash provided by investing activities of approximately $3.2 million for the three months ended March 31, 2020. Net cash used in investing activities for the three months ended March 31, 2021 was primarily related to cash used for purchases of property and equipment of $1.9 million and cash paid for acquisitions of $4.3 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $2.7 million for the three months ended March 31, 2021, compared to approximately $7.5 million for the three months ending March 31, 2020. Net cash used in financing activities for the three months ended March 31, 2021 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $15.0 million. These payments were offset by cash provided by the exercise of warrants of $11.6 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses and also consisted of acquisitions of one dealership in 2021 and three dealerships in 2020. The Company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet its liquidity needs for the next twelve months. Management continually evaluates capital requirements and options to facilitate our growth strategy, and currently believes capital is adequate to support the business and its growth strategy under various market conditions.

As of March 31, 2021, the Company had liquidity of approximately $79.5 million in cash and had working capital of approximately $54.6 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the three months ended March 31, 2021, the Company invested approximately $1.9 million in capital expenditures.

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

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with the M&T Facility. The M&T Facility includes a $175 million M&T Floor Plan Line of Credit, a $20 million M&T Term Loan and a $5 million M&T Revolver. The M&T Facility was originally due to mature on March 15, 2021. The maturity date was subsequently extended to September 15, 2021. The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all of the assets of the Company.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45 million may be used to finance pre-owned vehicle inventory and $4.5 million may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242,000 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus any accrued interest. The M&T Term Loan shall bear interest at (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility).

The M&T Revolver allows the Company to draw up to $5 million. The M&T Revolver shall bear interest at (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, the Mortgage Loan Borrower and Diversified, wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The Existing Borrowers and Guarantors also requested that the Lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The amount borrowed under the M&T Mortgage was $6.136 million. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on June 15, 2021 when all remaining principal and accrued interest payments become due.

In order to mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and was paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable: (a) as described above; or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continue to accrue and are paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

As of March 31, 2021, there was $92.8 million outstanding under the M&T Floor Plan Line of Credit, $12.0 million outstanding under the M&T Term Loan and $5.9 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the three months ended March 31, 2021, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

Off-Balance Sheet Arrangements

As of March 31, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item 3 is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item 3

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). That evaluation included consideration of the views expressed in the SEC Staff Statement in which the SEC staff clarified its interpretations of certain generally accepted accounting principles related to warrants issued by SPACs. Prior to the SEC Staff Statement, we believed that our warrant accounting was consistent with generally accepted accounting principles. This position was consistent with market practice, informed by third-party advisors with whom we consult from time to time on complex technical accounting matters, and was contained and fully disclosed in our audited financial statements, SEC filings and investor communications. However, based on the clarifications expressed in the SEC Staff Statement which resulted in the restatement discussed further in Note 2 to the condensed consolidated financial statements, the Company’s management and the Chief Executive Officer and Chief Financial Officer subsequently concluded that the Company’s disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting related to the accounting for warrants. The Company’s control to evaluate the accounting for warrants did not effectively lead us to correctly apply the provisions of ASC 815-40 as further interpreted by the SEC on April 12, 2021, and the Company’s controls were not appropriately designed to reassess the classification of the warrants at each reporting date thereafter. As a result, a material weakness was determined to exist. A material weakness is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that the material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Subsequent to the SEC Staff Statement, we implemented a remediation plan that addressed the material weakness in internal control over financial reporting, which related to the accounting for our warrants. In connection with the warrant restatement on Form 10-K/A, the Company has conformed its accounting for its warrants to the SEC Statement. The Company has also designed and implemented a new control to reassess the classification of liability- or equity-classified warrants to conform the accounting for warrants consistent with the SEC Staff Statement, which will be executed at each reporting date by individuals with sufficient experience and training. In 2021, the Company implemented a remediation plan to address this material weakness, including the addition of several new controls, and will test the operational effectiveness of the controls during 2021.

Notwithstanding the material weakness discussed above, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the Company’s financial statements included in this Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows for the periods presented in accordance with U.S. generally accepted accounting principles.

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

Item 1A – Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020 includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Still Be Purchased Under the Plans or Programs
January 1, 2021 – March 31, 2021	-	$-	-
Total				$3,502.00	(1)

(1)	On November 7, 2019, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of common stock. The program was effective through December 31, 2020.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	Inline XBRL Extension Label Linkbase Document

101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

Lazydays Holdings, Inc.

Dated June 28, 2021	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated June 28, 2021	/s/ NICHOLAS TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

