Form 10-Q
period 2021-06-30
Lazydays Holdings, Inc.
filed 2021-08-06
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

There were 11,329,745 shares of common stock, par value $0.0001, issued and outstanding as of August 4, 2021.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2021

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Restated)

ASSETS
Current assets
Cash	$104,328	$63,512
Receivables, net of allowance for doubtful accounts of $659 at June 30, 2021 and December 31, 2020	38,233	19,464
Inventories	87,256	116,267
Income tax receivable	-	1,898
Prepaid expenses and other	4,115	2,740
Total current assets	233,932	203,881

Property and equipment, net	111,925	106,320
Operating lease assets	14,425	15,472
Goodwill	47,919	45,095
Intangible assets, net	71,388	72,757
Other assets	497	473
Total assets	$480,086	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$55,698	$38,781
Income taxes payable	5,084	-
Dividends payable	1,197	1,210
Floor plan notes payable, net of debt discount	63,913	105,399
Financing liability, current portion	2,098	1,462
Long-term debt, current portion	20,957	24,161
Operating lease liability, current portion	2,421	3,164
Total current liabilities	151,368	174,177

Long term liabilities
Financing liability, non-current portion, net of debt discount	85,851	78,634
Long term debt, non-current portion, net of debt discount	1,712	8,445
Operating lease liability, non-current portion	11,947	12,056
Deferred income tax liability	15,091	15,091
Warrant liabilities	17,652	15,096
Total liabilities	283,621	303,499

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of June 30, 2021 and December 31, 2020; liquidation preference of $60,000 as of June 30, 2021 and December 31, 2020, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 10,854,477 and 9,656,041 shares issued and 10,713,178 and 9,514,742 outstanding at June 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	93,039	71,226
Treasury Stock, at cost, 141,299 shares at June 30, 2021 and December 31, 2020, respectively	(499)	(499)
Retained earnings	48,942	14,789
Total stockholders’ equity	141,482	85,516
Total liabilities and stockholders’ equity	$480,086	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,2021	June 30, 2020	June 30, 2021	June 30, 2020
		(Restated)		(Restated)
Revenues
New and pre-owned vehicles	$290,213	$191,505	$535,094	$358,693
Other	32,578	22,456	58,690	46,122
Total revenues	322,791	213,961	593,784	404,815

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $177, ($240), $2,064 and ($49), respectively)	229,575	164,377	430,794	307,779
Other	7,002	5,631	12,658	11,610
Total cost applicable to revenue	236,577	170,008	443,452	319,389

Transaction costs	475	45	850	301
Depreciation and amortization	3,334	2,671	6,559	5,308
Stock-based compensation	311	340	683	1,020
Selling, general, and administrative expenses	44,792	28,275	82,515	59,393
Income from operations	37,302	12,622	59,725	19,404
Other income/expenses
PPP loan forgiveness	6,148	-	6,626	-
Interest expense	(1,861)	(2,018)	(3,727)	(4,513)
Change in fair value of warrant liabilities	(6,784)	(2,758)	(13,252)	(2,346)
Inducement Loss on Warrant Conversion	-	-	(246)	-
Total other expense	(2,497)	(4,776)	(10,599)	(6,859)
Income before income tax expense	34,805	7,846	49,126	12,545
Income tax expense	(9,496)	(2,536)	(14,973)	(3,836)
Net income	$25,309	$5,310	$34,153	$8,709
Dividends on Series A Convertible Preferred Stock	(1,197)	(1,684)	(2,381)	(3,328)
Net income attributable to common stock and participating securities	$24,112	$3,626	$31,772	$5,381
EPS:
Basic	$1.69	$0.25	$2.23	$0.38
Diluted	$1.21	$0.25	$1.63	$0.38
Weighted average shares outstanding:
Basic	10,977,852	9,715,677	10,937,417	9,736,133
Diluted	20,915,421	9,715,677	20,992,651	9,736,133

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH JUNE 30, 2021

(Dollar amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-		8,844	8,844
Balance at March 31, 2021	10,757,393	$-	141,299	$(499)	$92,101	$23,633	$115,235
Stock-based compensation	-	$-	-	$-	$311	$-	311
Conversion of warrants and options	97,084	-	-	-	1,497	-	1,497
Shares issued pursuant to the Employee Stock Purchase Plan	-	-	-	-	327	-	327
Dividends on Series A preferred stock	-	-	-	-	(1,197)		(1,197)
Net income	-	-	-	-		25,309	25,309
Balance at June 30, 2021	10,854,477	$-	141,299	(499)	93,039	48,942	141,482

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH JUNE 30, 2020

(Dollar amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$70,195	$4,802	$74,683
Stock-based compensation	-	-	-	-	680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		3,399	3,399
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$69,231	$8,201	$76,973
Stock-based compensation	-	-			340	-	340
Repurchase of Treasury Stock	-	-	18,570	(40)	-	-	(40)
Shares issued pursuant to the Employee Stock Purchase Plan	41,858	-	-	-	150	-	150
Dividends on Series A preferred stock	-	-	-	-	-	(1,684)	(1,684)
Net income	-	-	-	-	-	5,310	5,310
Balance at June 30, 2020	8,548,524	$-	141,299	$(499)	$69,721	$11,827	$81,049

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020 (Restated)

Cash Flows From Operating Activities
Net income	$34,153	$8,709
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	683	1,020
Bad debt expense	6	149
Depreciation and amortization of property and equipment	3,969	3,213
Amortization of intangible assets	2,590	2,095
Amortization of debt discount	94	85
Non-cash lease expense	22	107
(Gain) loss on sale of property and equipment	(3)	8
PPP loan forgiveness	(6,626)	-
Change in fair value of warrant liabilities	13,252	2,346
Inducement Loss on Warrant Conversion	246	-
Changes in operating assets and liabilities:
Receivables	(18,663)	(14,040)
Inventories	32,223	71,326
Prepaid expenses and other	(1,376)	(167)
Income tax receivable/payable	6,982	3,770
Other assets	(4)	(95)
Accounts payable, accrued expenses and other current liabilities	16,119	6,978
Operating lease liability	-	(1,893)

Total Adjustments	49,514	74,901

Net Cash Provided By Operating Activities	83,667	83,610

Cash Flows From Investing Activities
Cash paid for acquisitions	(4,302)	(2,749)
Proceeds from sales of property and equipment	3	4,963
Purchases of property and equipment	(8,992)	(2,979)

Net Cash Used In Investing Activities	(13,291)	(765)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(43,937)	(63,057)
Borrowings under Houston mortgage with M&T bank	-	13,710
Repayment of long term debt with M&T bank	(1,680)	(725)
Proceeds from financing liability	8,672	-
Repayments of financing liability	(822)	(480)
Payment of dividends on Series A preferred stock	(2,394)	-
Repurchase of Treasury Stock	-	(185)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	-	150
Proceeds from exercise of warrants	11,582	-
Proceeds from exercise of stock options	659	-
Repayments of acquisition notes payable	(1,612)	(1,536)
Loan issuance costs	(28)	(131)

Net Cash Used In Financing Activities	(29,560)	(52,253)

Net Increase In Cash	40,816	30,592

Cash - Beginning	63,512	31,458

Cash - Ending	$104,328	$62,050

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2021	For the six months ended June 30, 2020 (Restated)
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$1,883	$4,710
Cash paid during the period for income taxes net of refunds received	$7,990	$66

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,197	$3,328
Operating lease assets - ASC 842 adoption	$-	$(17,781)
Operating lease liabilities - ASC 842 adoption	$-	$17,845
Operating lease assets	$(656)	$(655)
Operating lease liabilities	$656	$655
Net assets acquired in acquisitions	$2,161	$2,749

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in twelve locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, one in the state of Minnesota and two in the state of Indiana. Lazydays RV also has a dedicated service center location near Houston, Texas. Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. It also offers to its customers such ancillary services as overnight campground and restaurant facilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s consolidated financial statements and notes as of December 31, 2020 and 2019 included in the Annual Report on Form 10-K/A filed with the SEC on June 25, 2021. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Restatement of Previously Reported Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the 2020 Form 10-K/A. As previously disclosed in the 2020 Form 10-K/A, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 to make the necessary accounting adjustments related to warrant accounting. The Company has restated herein its condensed consolidated financial statements for the three and six months ended June 30, 2020 and related amounts within the accompanying footnotes to the condensed consolidated financial statements. Restated net income for the three months ended June 30, 2020 is $5.3 million, a decrease of $2.8 million from the previously disclosed net income of $8.1 million. Restated net income for the six months ended June 30, 2020 is $8.7 million, a decrease of $2.4 million from the previously disclosed net income of $11.1 million.

The tables below set forth the unaudited condensed consolidated balance sheet as of June 30, 2020 originally reported, adjustments and the restated balances, and the condensed consolidated statement of income for the three and six months ended June 30, 2020 originally reported, adjustments, and the restated balances and the condensed consolidated statement of cash flow amounts for the six months ended June 30, 2020 originally reported, adjustments, and the restated balances.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

New vehicle revenue	$201,560	$129,398	$368,971	$231,842
Preowned vehicle revenue	88,653	62,107	166,123	126,851
Parts, accessories, and related services	12,077	9,165	22,338	19,930
Finance and insurance revenue	19,738	12,763	34,346	24,035
Campground and other revenue	763	528	2,006	2,157
Total	$322,791	$213,961	$593,784	$404,815

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

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of some contracts by its customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future charge-backs require judgment by management, and as a result there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the additions to the charge-back allowance, which is included in other revenue as follows (unaudited):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Gross finance and insurance revenues	$21,866	$13,917	$37,921	$26,500
Additions to charge-back allowance	(2,128)	(1,154)	(3,575)	(2,465)
Net Finance Revenue	$19,738	$12,763	$34,346	$24,035

The Company has an accrual for charge-backs, which totaled $7,028 and $5,553 at June 30, 2021 and December 31, 2020, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective transaction. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the six months ended June 30, 2021, $4,361 of contract liabilities as of December 31, 2020 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories as well as retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $5,691 and $3,627 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income (loss) per common share:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Dollars in thousands - except share and per share amounts)		(Restated)		(Restated)
Distributed earning allocated to common stock	$-	$-	$-	$-
Undistributed earnings allocated to common stock	18,506	2,473	24,345	3,741
Net earnings allocated to common stock	18,506	2,473	24,345	3,741
Net earnings allocated to participating securities	5,606	1,153	7,427	1,640
Net earnings allocated to common stock and participating securities	$24,112	$3,626	$31,772	$5,381

Weighted average shares outstanding for basic earning per common share	10,677,495	8,376,178	10,637,060	8,396,634
Dilutive effect of warrants and options	300,357	1,339,499	300,357	1,339,499
Weighted average shares outstanding for diluted earnings per share computation	10,977,852	9,715,677	10,937,417	9,736,133

Basic income per common share	$1.69	$0.25	$2.23	$0.38
Diluted income per common share	$1.21	$0.25	$1.63	$0.38

During the three and six months ended June 30, 2021 and 2020, respectively, the denominator of the basic EPS was calculated as follow:

	Three months ended		Six months ended
	June 30,2021	June 30, 2020	June 30,2021	June 30, 2020
Weighted average outstanding common shares	10,677,495	8,376,178	10,637,060	8,396,634
Weighted average prefunded warrants	300,357	1,339,499	300,357	1,339,499
Weighted shares outstanding - basic	$10,977,852	$9,715,677	$10,937,417	$9,736,133

During the three and six months ended June 30, 2021 and 2020, respectively, the denominator of the dilutive EPS was calculated as follows:

	Three months ended		Six months ended
	June 30,2021	June 30, 2020	June 30,2021	June 30, 2020
Weighted average outstanding common shares	10,677,495	8,376,178	10,637,060	8,396,634
Weighted average prefunded warrants	300,357	1,339,499	300,357	1,339,499
Weighted average warrants	1,730,719	-	1,730,719	-
Weighted average options	2,125,161	-	2,125,161	-
Weighted average convertible preferred stock	6,081,689	6,147,975	6,199,354	6,293,466
Weighted shares outstanding - basic and diluted	20,915,421	15,863,652	20,992,651	16,029,599

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Six months ended
	June 30,2021	June 30, 2020	June 30,2021	June 30, 2020
Shares underlying Series A Convertible Preferred Stock	-	-	-	-
Shares underlying warrants	-	4,677,458	-	4,677,458
Stock options	-	3,993,759	-	3,993,759
Share equivalents excluded from EPS	-	8,671,217	-	8,671,217

As of June 30, 2021, the Company had declared dividends of $1,197 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on July 1, 2021. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of June 30, 2021. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2020, the Company identified adjustments required to correct earnings per share for the first three quarters of 2020. The errors discovered resulted in an understatement in earning per share of $0.06 and $0.07 for the three and six months ended June 30, 2020, respectively.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such, no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements are being corrected prospectively in this Form 10-Q for the quarter ended June 30, 2021.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $5,201 and $2,862 for the three months ended June 30, 2021 and June 30, 2020, respectively, and $9,613 and $7,221 for the six months ended June 30, 2021 and June 30, 2020, respectively.

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

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended June 30, 2021, three major manufacturers accounted for 40.9%, 28.4% and 25.6% of RV purchases. During the six months ended June 30, 2021, three major manufacturers accounted for 44.4%, 28.4%, and 22.4% of RV purchases.

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

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020

Florida	46%	61%	51%	68%
Colorado	13%	17%	12%	14%
Arizona	13%	<10%	12%	<10%
Tennessee	16%	<10%	14%	<10%

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

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of June 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and June 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later impacts of the COVID-19 pandemic, including the Delta variant, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through June 30, 2021 are reversed, which may occur, for example, if consumer preferences shift toward cruise line, air travel and hotel industries.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to June 30, 2021 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than the following item.

On July 14, 2021, the Company executed an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties. The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility.

On August 3, 2021, the Company completed its acquisition of BYRV, Inc. (“BYRV”) located in Portland, Oregon and BYRV Washington, Inc. (“BYRV Washington”) located in Woodland, Washington in one transaction (“BYRV”). The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment, subject to a working capital adjustment and an inventory adjustment and (b) the assumption of BYRV’s floorplan debt, which was paid off and added to the Company’s current floorplan.

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

The Company recorded approximately $53,119 in revenue and $7,091 in net income prior to income taxes during the period from April 1, 2021 to June 30, 2021 related to these acquisitions. The Company recorded approximately $83,237 in revenue and $9,701 in net income prior to income taxes for the six months ended June 30, 2021 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Korges, Total RV, Camp-Land and Chilhowee had been consummated on January 1, 2020.

	2021	2020	2021	2020
	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenue	$322,791	$240,670	$600,117	$459,725
Income before income taxes	$34,805	$8,134	$49,173	$12,160
Net income	$25,718	$5,538	$34,623	$8,754

The Company adjusted the combined income of Lazydays RV with Korges, Total RV, Camp-Land and Chilhowee, and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the preliminary purchase price allocation to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	June 30, 2021	December 31, 2020
	(Unaudited)
New recreational vehicles	$55,900	$92,434
Pre-owned recreational vehicles	31,453	22,967
Parts, accessories and other	5,594	4,493
	92,947	119,894
Less: excess of current cost over LIFO	(5,691)	(3,627)
Total	$87,256	$116,267

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of	As of
	June 30,2021	December 31, 2020
	(Unaudited)
Accounts payable	$27,557	$18,077
Other accrued expenses	5,963	4,713
Customer deposits	9,299	6,002
Accrued compensation	5,768	4,311
Accrued charge-backs	7,028	5,553
Accrued interest	83	125
Total	$55,698	$38,781

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

As of June 30, 2021, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 4.8 years and 5.0%, respectively.

Operating lease costs for the six month period ended June 30, 2021 was $1,961, including variable lease costs. There were no short term leases for the six months ended June 30, 2021.

Maturities of lease liabilities as of June 30, 2021 were as follows:

Maturity Date	Operating Leases
Remaining six months ending December 31, 2021	$2,009
2022	3,792
2023	3,589
2024	2,699
2025	1,979
Thereafter	2,181
Total lease payments	16,249
Less: Imputed Interest	1,881
Present value of lease liabilities	$14,368

The following presents supplemental cash flow information related to leases during 2021:

For the six months ended June 30, 2021

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$1,961

ROU assets obtained in exchange for lease liabilities:
Operating leases	$656
Finance lease	$24
$680

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

On June 22, 2021, the Company entered into an agreement for the sale of property to CARS-DB13, LLC (“CARS”) for $4.8 million. The Company has entered into a lease agreement with CARS with lease payments commencing on June 22, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (the “Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, Lone Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV Holdings Corp., became parties to the Credit Agreement and were identified as Additional Loan Parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The amount borrowed under the mortgage was $6,136. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and was originally due to mature on March 15, 2021. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date to June 15, 2021. On June 14, 2021, an additional agreement was signed to extend the maturity date to September 15, 2021. As of June 30, 2021, the mortgage balance was $5,855 and the interest rate was 2.375%.

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

As of June 30, 2021, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of June 30, 2021 and taking into account the effect of the Fourth Amendment to the Credit Agreement entered into on April 15, 2020, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $49,523 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

On July 14, 2021, the Company executed an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties. The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility.

Floor Plan Line of Credit

The $175,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45,000 may be used to finance pre-owned vehicle inventory and $4,500 may be used to finance rental units. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of June 30, 2021, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.10425%.

The M&T Floor Plan Line of Credit consists of the following:

	As of June 30, 2021	As of December 31, 2020
	(Unaudited)
Floor plan notes payable, gross	$63,980	$105,486
Debt discount	(67)	(87)
Floor plan notes payable, net of debt discount	$63,913	$105,399

Term Loan

The $20,000 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date of the credit facility to June 15, 2021. At the maturity date, the Company must pay a principal balloon payment of $11,300 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). As of June 30, 2021, there was $11,300 outstanding under the M&T Term Loan. As of June 30, 2021, the interest rate on the M&T Term Loan was 2.375%. On July 14, 2021 the Company executed an amended and restated credit agreement as noted above.

Revolver

The $5,000 M&T Revolver allows the Company to draw up to $5,000. The M&T Revolver bears interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the M&T Facility). During the three and six month periods ended June 30, 2021, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for the PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of June 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626.

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $9,496 and $2,536 for the three months ended June 30, 2021 and 2020, respectively, which represent effective tax rates of approximately 27.3% and 32.3%, respectively. The Company recorded a provision for federal and state income taxes of $14,973 and $3,836 for the six months ended June 30, 2021 and 2020, respectively, which represent effective tax rates of 30.5% and 30.6%.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense and the change in the fair value of warrants recorded for financial statement purposes.

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

If there is a current registration statement in effect, at any time following the second anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of the Company’s common stock equals or exceeds $25.00 per share (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, the Company may elect to force the conversion of any or all of the outstanding Series A Preferred Stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, the Company may elect to redeem all, but not less than all, of the outstanding Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock has the right to require the Company to redeem all of the holder’s outstanding shares of Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends.

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

The discount associated with the Series A Preferred Stock was not accreted during the three or six month periods ended June 30, 2021 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,197 for the three months ended June 30, 2021 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on July 1, 2021 to the holders.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair market value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of June 30, 2021, there were 279,557 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair market value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three and six month periods ended June 30, 2021, the Company recorded $104 and $206, respectively, of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2021	4,632,087	$11.50
Granted	—	$—
Cancelled or Expired	—	$—
Exercised	(1,127,258)	$—
Warrants outstanding June 30, 2021	3,504,829	$11.50

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

The Company accounts for its warrants in the following ways: (i) the public warrants (“Public Warrants”) as equity for all periods presented; (ii) the private placement warrants (“Private Warrants”) as liabilities for all periods presented; and (iii) the warrants issued in connection with the Private Investment in Public Equity (“PIPE”) transaction (“PIPE Warrants”) as liabilities for all periods presented. The Company determined the following fair values for the outstanding common stock warrants recorded as liabilities:

		December 31, 2020
	June 30, 2021	(Restated)
PIPE Warrants	$15,525	$13,716
Private Warrants	2,127	1,380
Total warrant liabilties	$17,652	$15,096

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	4,063,362	$10.60
Granted	20,000	$23.11
Cancelled or terminated	-	$-
Exercised	(71,196)	$9.88
Options outstanding at June 30, 2021	4,012,166	$10.69	2.17	$45,389
Options vested at June 30, 2021	1,851,039	$10.95	1.85	$32,922

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

The expense recorded for awards with market conditions was $22 and $96 during the three and six month periods ended June 30, 2021, and $220 and $774 during the three and six month periods ended June 30, 2020, which is included in stock-based compensation in the condensed consolidated statements of income.

Awards with Service Conditions

During the year ended December 31, 2020, stock options to purchase 530,000 shares of common stock were issued to employees and board members. The options have an exercise price of $7.91, $8.50 or $14.68. The options had a five year life and a four year vesting period. The fair value of the awards of $1,915 was determined using the Black-Scholes option pricing model based on a 3.50-3.75 year expected life, a risk free rate of 0.25%-0.43%, an annual dividend yield of 0% and an annual volatility of 55%-73%.

During the six months ended June 30, 2021, stock options to purchase 20,000 shares of common stock were issued to board members. The options have an exercise price of $23.11. The options have a five year life and a three year vesting period. The fair value of the awards of $257 was determined using the Black-Scholes option pricing model. The fair values for the 2021 and 2020 options was based on the following range of assumptions:

For the six months ended June 30, 2021
Risk free interest rate	0.77%
Expected term (years)	3.5
Expected volatility	81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $185 and $381 for the three and six month periods ended June 30, 2021, and $91 and $179 for the three and six month periods ended June 30, 2020, which is included in stock-based compensation in the condensed consolidated statements of income.

As of June 30, 2021, total unrecorded compensation cost related to all non-vested awards was $1,993 which is expected to be amortized over a weighted average service period of approximately 2.59 years.

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

					December 31. 2020
	June 30, 2021				(Restated)
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$15,525	$15,525	$-	$-	$13,716	$13,716	$-	$-
Private Warrants	2,127	-	-	2,127	1,380	-	-	1,380
Total	$17,652	$15,525	$-	$2,127	$15,096	$13,716	$-	$1,380

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

The following table provides quantitative information regarding Level 3 fair value measurements:

		December 31. 2020
	June 30, 2021	(Restated)
Stock Price	$22.00	$16.25
Strike Price	$11.50	$11.50
Expected life	1.71	2.20
Volatility	91.3%	81.2%
Risk Free rate	0.20%	0.14%
Dividend yield	0.00%	0.00%
Fair value of warrants	$6.86	$4.45

The following table presents changes in Level 3 liabilities measured at fair value for the six months ended June 30, 2021:

	PIPE Warrants	Private Warrants
Balance at December 31, 2020 (restated)	$13,717	$1,380
Exercise or conversion	(10,697)	-
Measurement adjustment	12,505	747
Balance at June 30, 2021	$15,525	$2,127

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations and financial condition in the first months of the COVID-19 pandemic; while increased sales since then have more than offset the initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on its business.

●	The Company’s business is affected by the availability of financing to it and its customers.

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Winnebago Industries, Inc. and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Natural disasters (including hurricanes), whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	Unforeseen expenses, difficulties and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The documentation governing the Company’s credit facility contains restrictive covenants that may impair the Company’s ability to access sufficient capital and operate its business.

●	Uncertainty relating to the LIBOR calculation process and potential phasing out of LIBOR may adversely affect the Company.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	Fuel shortages, or high prices for fuel, could have a negative effect on the Company’s business.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to maintain sufficient quantity and quality of staff.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	Nasdaq may delist the Company’s common stock from its exchange, which could limit investors’ ability to make transactions in the Company’s common stock and subject the Company to additional trading restrictions.

●	The Company, as a party to a prior transaction with a special purpose acquisition company (or SPAC), may receive negative scrutiny of, or attention towards, its financial statements (including from the Securities and Exchange Commission), which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors (the “Board”). As a result, these holders may influence the composition of the Board and future actions taken by the Board.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

●	The fair value of warrant liabilities may fluctuate.

●	The Company must be able to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Annual Report on Form 10-K/A filed with the Securities and Exchange Commission on June 25, 2021.

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Nashville and Louisville, Tennessee; Loveland and Denver, Colorado; and Elkhart and Burns Harbor, Indiana. We also have a dedicated Service Center location near Houston, Texas.

Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites and operated RV rental fleets in Colorado that were phased out in 2019. The Company employs approximately 1,180 people at its dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Texas and Indiana) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships and service centers in these key markets attract customers from all states, except Hawaii.

The Company attracts new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires customers, those customers become part of the Company’s customer database where the Company leverages customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Recent Developments

On January 4, 2021, the Company commenced sales and service operations at its new dealership in Murfreesboro, Tennessee located just outside of Nashville, Tennessee on I-24.

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

On July 14, 2021, the Company executed an amended and restated credit agreement with M&T, as a Lender Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties. The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of June 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626.

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

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and June 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through June 2021 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

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

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three and six month periods ended June 30, 2021 and 2020, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2021	2020	2021	2020
New vehicles	62.4%	60.5%	62.1%	57.3%
Pre-owned vehicles	27.5%	29.0%	28.0%	31.3%
Other	10.1%	10.5%	9.9%	11.4%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% of total revenues for the three and six months ended June 30, 2021 and 90% and 89% of total revenues for the three and six months ended June 30, 2020. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three and six months ended June 30, 2021 and 97% and 96% of the cost of revenues for the three and six months ended June 30, 2020. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

For the three months ended June 30, 2021 and 2020, gross profit was $86.2 million and $44.0 million, respectively, and gross margin was 26.7% and 20.5%, respectively. For the six months ended June 30, 2021 and 2020, gross profit was $150.3 million and $85.4, respectively, and gross margin was 25.3% and 21.1%, respectively. Last-in, first-out (“LIFO”) adjustments were $0.2 million and $2.1 million for the three and six months ended June 30, 2021 which negatively affected gross profit. LIFO adjustments were $(0.2) million and $(0.05) million for the three and six months ended June 30, 2020.

For the three and six months ended June 30, 2021, gross margins were favorably impacted by margin expansion in the Company’s new and pre-owned vehicle sales revenues primarily driven by the scarcity of dealer inventory as manufacturers ramp up production to support increased consumer demand and restock dealers to make up lost production from COVID related shutdowns. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts increased from 14.2% in the first half of 2020 to 19.5% in 2021.

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

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2021 and 2020, SG&A, as a percentage of gross profit was 52.0% and 64.3%, respectively. For the six months ended June 30, 2021 and 2020, SG&A, as a percentage of gross profit was 54.9% and 69.5%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business improving fixed cost operating leverage, as well as overhead cost reductions implemented in April 2020.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended June 30, 2021 and 2020.

Summary Financial Data

(in thousands)

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020

Revenues
New and pre-owned vehicles	$290,213	$191,505
Other	32,578	$22,456
Total revenue	322,791	213,961

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	229,398	164,616
Adjustments to LIFO reserve	177	(239)
Other	7,002	$5,631
Total cost of revenues (excluding depreciation and amortization)	236,577	170,008

Gross profit (excluding depreciation and amortization)	86,214	43,953

Transaction costs	475	45
Depreciation and amortization expense	3,334	2,671
Stock-based compensation expense	311	340
Selling, general, and administrative expenses	44,792	28,275
Income from operations	37,302	12,622
Other income/expenses
PPP loan forgiveness	6,148	-
Interest expense	(1,861)	(2,018)
Change in fair value of warrant liabilities	(6,784)	(2,758)
Inducement Loss on Warrant Conversion	-	-
Total other expense	(2,497)	(4,776)
Income before income tax expense	34,805	7,846
Income tax expense	(9,496)	(2,536)
Net income	$25,309	$5,310

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Revenue

Revenue increased by approximately $108.8 million, or 50.9%, to $322.8 million from $214.0 million for the three months ended June 30, 2021 and 2020, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $98.7 million, or 51.5%, to $290.2 million from $191.5 million for the three months ended June 30, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $72.2 million, or 55.8%, to $201.6 million from $129.4 million for the three months ended June 30, 2021 and 2020, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,845 to 2,780, as well as an increase in the average selling price from $69,500 to $72,100 per unit

Revenue from pre-owned vehicle sales increased by approximately $26.6 million, or 42.7%, to $88.7 million from $62.1 million for the three months ended June 30, 2021 and 2020, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 1,105 to 1,428, as well as an increase in the average revenue per unit sold from approximately $52,700 to $59,400 per unit.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $10.1 million, or 45.1%, to $32.6 million from $22.5 million for the three months ended June 30, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.9 million, or 31.8%, to $12.1 million from $9.2 million primarily due to increased volume in service.

Finance and insurance revenue increased by approximately $6.9 million, or 54.7%, to $19.7 million from $12.8 million for the three months ended June 30, 2021 as compared to June 30, 2020, respectively, primarily due to higher unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $42.2 million, or 96.2%, to $86.2 million from $44.0 million for the three months ended June 30, 2021 and 2020, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $33.5 million, or 123.5%, to $60.6 million from $27.1 million for the three months ended June 30, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold, the increase in the average selling price of new and pre-owned units, and the expansion of vehicle sales margins due to industry-wide reduced inventory levels, partially offset by a $0.2 million increase in LIFO adjustments due to decreases in inventory levels.

Other Gross Profit

Other gross profit increased by $8.8 million, or 52.0% to $25.6 million from $16.8 million for the three months ended June 30, 2021 and 2020, respectively, due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $16.5 million, or 58.4%, to $44.8 million for the three months ended June 30, 2021, from $28.3 million for the three months ended June 30, 2020. The increase was related to the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020, the Louisville, Tennessee dealership acquired in March 2021 and increased performance wages as a result of the increased unit sales and revenues for the period ending June 30, 2021.

Interest Expense

Interest expense decreased by approximately $0.2 million to $1.9 million from $2.0 million for the three months ended June 30, 2021 and 2020, respectively, due primarily to lower floorplan balances, more favorable interest rates, and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $9.5 million and $2.5 million for the three month periods ending June 30, 2021 and 2020, respectively.

Results of Operations

Six Months

The following table sets forth information comparing certain components of net income for the six months ended June 30, 2021 and 2020.

Summary Financial Data

(in thousands)

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Revenues
New and pre-owned vehicles	$535,094	$358,693
Other	58,690	46,122
Total revenue	593,784	404,815

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	428,730	307,828
Adjustments to LIFO reserve	2,064	(49)
Other	12,658	11,610
Total cost of revenues (excluding depreciation and amortization)	443,452	319,389

Gross profit (excluding depreciation and amortization)	150,332	85,426

Transaction costs	850	301
Depreciation and amortization expense	6,559	5,308
Stock-based compensation expense	683	1,020
Selling, general, and administrative expenses	82,515	59,393
Income from operations	59,725	19,404
Other income/expenses
PPP Loan forgiveness	6,626	-
Interest expense	(3,727)	(4,513)
Change in fair value of warrant liabilities	(13,252)	(2,346)
Inducement Loss on Warrant Conversion	(246)	-
Total other expense	(10,599)	(6,859)
Income before income tax expense	49,126	12,545
Income tax expense	(14,973)	(3,836)
Net income	$34,153	$8,709

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Revenue

Revenue increased by approximately $189.0 million, or 46.7%, to $593.8 million from $404.8 million for the six months ended June 30, 2021 and 2020, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $176.4 million, or 49.2%, to $535.1 million from $358.7 million for the six months ended June 30, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $137.2 million, or 59.1%, to $369.0 million from $231.8 million for the six months ended June 30, 2021 and 2020, respectively. This increase was due to an increase in the number of new vehicle units sold from 3,212 to 4,904 and an increase in the average selling price from $71,600 for the six months ended June 30, 2020 as compared to $74,900 for the six months ended June 30, 2021.

Revenue from pre-owned vehicle sales increased by approximately $39.2 million, or 31.0%, to $166.1 million from $126.9 million for the six months ended June 30, 2021 and 2020, respectively. This was due to an increase in the number of pre-owned vehicles sold, excluding wholesale units sold, from 2,151 to 2,501, and an increase in the average revenue per unit sold from approximately $55,800 for the six months ended June 30, 2020 as compared to $63,000 for the six months ended June 30, 2021, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $12.6 million, or 27.3%, to $58.7 million from $46.1 million for the six months ended June 30, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.4 million, or 12.1%, to $22.3 million from $19.9 million due to increased volume.

Finance and insurance revenue increased by approximately $10.3 million, or 42.9%, to $34.3 million from $24.0 million for the six months ended June 30, 2021 as compared to June 30, 2020, respectively, primarily due to higher unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $64.9 million, or 76.0%, to $150.3 million from $85.4 million for the six months ended June 30, 2021 and 2020, respectively. This increase was attributable to growth in RV sales and associated products and services.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $53.4 million, or 104.9%, to $104.3 million from $50.9 million for the six months ended June 30, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold and the increase in the average selling price of both new motorized and pre-owned motorized and towable vehicles.

Other Gross Profit

Other gross profit increased by $11.5 million, or 33.4% to $46.0 million from $34.5 million for the six months ended June 30, 2021 and 2020, respectively, due to increased finance and insurance revenues associated with increased RV sales, partially offset by somewhat lower penetration rates on the Company’s finance and insurance products.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $23.1 million, or 38.9%, to $82.5 million for the six months ended June 30, 2021, from $59.4 million for the six months ended June 30, 2020. The increase was related to overhead associated with the new service center near Houston, the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020, the Louisville, Tennessee dealership acquired in March 2021 and increased performance wages as a result of the increased unit sales and revenues for the period ending June 30, 2021.

Interest Expense

Interest expense decreased by approximately $0.8 million to $3.7 million from $4.5 million for the six months ended June 30, 2021 and 2020, respectively, due primarily to lower floorplan balances, more favorable interest rates and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $15.0 million and $3.8 million for the six month periods ending June 30, 2021 and 2020, respectively.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended June 30, 2021 and 2020 are shown in the tables below.

	Three Months Ended June 30,
	2021	2020 (Restated)

EBITDA
Net income	$25,309	$5,310
Interest expense, net*	1,861	2,018
Depreciation and amortization of property and equipment	2,025	1,624
Amortization of intangible assets	1,309	1,047
Income tax expense	9,496	2,536
Subtotal EBITDA	40,000	12,535
Floor plan interest	(326)	(565)
LIFO adjustment	177	(239)
Transaction costs	475	45
PPP loan forgiveness	(6,148)	-
Loss on sale of property and equipment	-	6
Change in fair value of warrant liabilities	6,784	2,758
Inducement loss on warrant conversion	-	-
Stock-based compensation	311	340
Adjusted EBITDA	$41,273	$14,880

* Interest expense includes $1,206 and $1,178 relating to finance lease payments for the three months ended June 30, 2021 and 2020, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended June 30,
	2021	2020 (Restated)

EBITDA margin
Net income margin	7.8%	2.5%
Interest expense, net	0.6%	0.9%
Depreciation and amortization of property and equipment	0.6%	0.8%
Amortization of intangible assets	0.4%	0.5%
Income tax expense	2.9%	1.2%
Subtotal EBITDA margin	12.4%	5.9%
Floor plan interest	-0.1%	-0.3%
LIFO adjustment	0.1%	-0.1%
Transaction costs	0.1%	0.0%
PPP loan forgiveness	-1.9%	0.0%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	2.1%	1.3%
Inducement loss on warrant conversion	0.0%	0.0%
Stock-based compensation	0.1%	0.2%
Adjusted EBITDA	12.8%	7.0%

Note: Figures in the table may not recalculate exactly due to rounding.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the six months ended June 30, 2021 and 2020 are shown in the tables below.

	Six Months Ended June 30,
	2021	2020 (Restated)

EBITDA
Net income	$34,153	$8,709
Interest expense, net*	3,727	4,513
Depreciation and amortization of property and equipment	3,969	3,213
Amortization of intangible assets	2,590	2,095
Income tax expense	14,973	3,836
Subtotal EBITDA	59,412	22,366
Floor plan interest	(783)	(1,595)
LIFO adjustment	2,064	435
Transaction costs	850	301
PPP loan forgiveness	(6,626)	-
(Gain) loss on sale of property and equipment	3	8
Change in fair value of warrant liabilities	13,252	2,346
Inducement loss on warrant conversion	246	-
Stock-based compensation	683	1,020
Adjusted EBITDA	$69,101	$24,881

* Interest expense includes $2,418 and $2,360 relating to finance lease payments for the six months ended June 30, 2021 and 2020, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Six Months Ended June 30,
	2021	2020 (Restated)

EBITDA margin
Net income margin	5.8%	2.2%
Interest expense, net	0.6%	1.1%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.4%	0.5%
Income tax expense	2.5%	0.9%
Subtotal EBITDA margin	10.0%	5.5%
Floor plan interest	-0.1%	-0.4%
LIFO adjustment	0.3%	0.1%
Transaction costs	0.1%	0.1%
PPP loan forgiveness	-1.1%	0.0%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	2.2%	0.6%
Inducement loss on warrant conversion	0.0%	0.0%
Stock-based compensation	0.1%	0.3%
Adjusted EBITDA	11.6%	6.1%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Six Months Ended June 30,
	2021	2020
Net income	$34,153	$11,055
Non cash adjustments	14,233	6,677
Changes in operating assets and liabilities	35,281	65,878
Net cash provided by operating activities	83,667	83,610

Net cash used in investing activities	(13,291)	(765)
Net cash used in financing activities	(29,560)	(52,253)
Net increase in cash	$40,816	$30,592

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $83.7 million for the six months ended June 30, 2021, compared to cash provided by operating activities of approximately $83.6 million for the six months ended June 30, 2020. Net income increased by approximately $23.1 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Adjustments for non-cash expenses, included in net income, increased $7.6 million to $14.2 million for the six months ended June 30, 2021 compared to the prior period. For the six months ended June 30, 2021, there was approximately $35.3 million of cash changes in operating assets and liabilities as compared to $65.9 million of cash changes in operating assets and liabilities for the six months ended June 30, 2020. The fluctuations in assets and liabilities for the six months ended June 30, 2021 and June 30, 2020 were primarily due to the increase in accounts receivable of $18.7 million and $14.0 million, respectively, the increase of $16.1 million and $7.0 million in accounts payable and accrued expenses and other current liabilities, respectively, the increase of $7.0 million and $3.8 million in income tax receivable/payable, respectively, offset by the decrease in inventory of $32.2 million and $71.3 million, respectively, as inventory declined due to supply constraints.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $13.3 million for the six months ended June 30, 2021, compared to cash used in investing activities of approximately $0.8 million for the six months ended June 30, 2020. Net cash used in investing activities for the six months ended June 30, 2021 was primarily related to cash used for purchases of property and equipment of $9.0 million (including $5.6 million associated with failed sale leasebacks) and cash paid for acquisitions of $4.3 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $29.6 million for the six months ended June 30, 2021, compared to approximately $52.3 million for the six months ending June 30, 2020. Net cash used in financing activities for the six months ended June 30, 2021 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $43.9 million. These payments were partially offset by cash provided by the exercise of warrants of $11.6 million and proceeds from financing liabilities of $8.7 million (including $8.6 million associated with the failed sale leasebacks).

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

As of June 30, 2021, the Company had liquidity of approximately $104.3 million in cash and had working capital of approximately $82.6 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the six months ended June 30, 2021, the Company invested approximately $9.0 million in capital expenditures (including $5.6 million associated with failed sale leasebacks).

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

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $45 million may be used to finance pre-owned vehicle inventory and $4.5 million may be used to finance rental units. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility); or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242,000 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $11.3 million plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility).

The M&T Revolver allows the Company to draw up to $5 million. The M&T Revolver shall bear interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

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

In order to mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through June 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and was paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable: (a) as described above; or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through June 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continued to accrue and are paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

As of June 30, 2021, there was $63.9 million outstanding under the M&T Floor Plan Line of Credit, $11.3 million outstanding under the M&T Term Loan and $5.9 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the six months ended June 30, 2021, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

Off-Balance Sheet Arrangements

As of June 30, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 1A – Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the six months ended June 30, 2021.

Stock Repurchases
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 - March 31, 2021	-	$-	-
April 1, 2021 - June 30, 2021	-	$-	-
Total				$3,502.00

(1)	On November 7, 2019, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $4.0 million of our shares of common stock. The program was effective through December 31, 2020.

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

Lazydays Holdings, Inc.

Dated August 6, 2021	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated August 6, 2021	/s/ NICHOLAS TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

