Form 10-Q
period 2021-09-30
Lazydays Holdings, Inc.
filed 2021-11-05
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

There were 11,826,007 shares of common stock, par value $0.0001, issued and outstanding as of November 3, 2021.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2021

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)

ASSETS
Current assets
Cash	$67,027	$63,512
Receivables, net of allowance for doubtful accounts of $659 at September 30, 2021 and December 31, 2020	31,018	19,464

Inventories	140,741	116,267
Income tax receivable	-	1,898
Prepaid expenses and other	3,968	2,740
Total current assets	242,754	203,881

Property and equipment, net	118,643	106,320
Operating lease assets	29,051	15,472
Goodwill	81,473	45,095
Intangible assets, net	89,816	72,757
Other assets	582	473
Total assets	$562,319	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands except for share and per share data)

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$60,128	$38,781
Income taxes payable	1,078	-
Dividends payable	1,210	1,210
Floor plan notes payable, net of debt discount	93,999	105,399
Financing liability, current portion	2,098	1,462
Long-term debt, current portion	6,053	24,161
Operating lease liability, current portion	5,975	3,164
Total current liabilities	170,541	174,177

Long term liabilities
Financing liability, non-current portion, net of debt discount	88,701	78,634
Long term debt, non-current portion, net of debt discount	14,787	8,445
Operating lease liability, non-current portion	23,038	12,056
Deferred income tax liability	15,091	15,091
Warrant liabilities	15,489	15,096
Total liabilities	327,647	303,499

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of September 30, 2021 and December 31, 2020; liquidation preference of $60,000 as of September 30, 2021 and December 31, 2020, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 11,665,423 and 9,656,041 shares issued and 11,524,124 and 9,514,742 outstanding at September 30, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	100,277	71,226
Treasury Stock, at cost, 141,299 shares at September 30, 2021 and December 31, 2020, respectively	(499)	(499)
Retained earnings	79,911	14,789
Total stockholders’ equity	179,689	85,516
Total liabilities and stockholders’ equity	$562,319	$443,998

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
		(Restated)		(Restated)
Revenues
New and pre-owned vehicles	$285,781	$194,552	$820,875	$553,245
Other	32,947	21,171	91,637	67,293
Total revenues	318,728	215,723	912,512	620,538

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of $655, ($1,431), $1,409 and ($1,481), respectively)	221,176	160,837	651,970	468,616
Other	7,289	5,544	19,947	17,154
Total cost applicable to revenue	228,465	166,381	671,917	485,770

Transaction costs	678	233	1,528	534
Depreciation and amortization	3,717	2,760	10,276	8,068
Stock-based compensation	132	219	815	1,239
Selling, general, and administrative expenses	47,597	28,598	130,109	87,991
Income from operations	38,139	17,532	97,867	36,936
Other income/expenses
PPP loan forgiveness	-	-	6,626	-
Interest expense	(2,006)	(1,749)	(5,733)	(6,262)
Change in fair value of warrant liabilities	2,162	(7,899)	(11,090)	(10,245)
Inducement Loss on Warrant Conversion	-	-	(246)	-
Total other expense	156	(9,648)	(10,443)	(16,507)
Income before income tax expense	38,295	7,884	87,424	20,429
Income tax expense	(7,326)	(4,184)	(22,299)	(8,020)
Net income	$30,969	$3,700	$65,125	$12,409
Dividends on Series A Convertible Preferred Stock	(1,210)	(1,745)	(3,591)	(5,073)
Net income attributable to common stock and participating securities	$29,759	$1,955	$61,534	$7,336

EPS:
Basic	$1.69	$0.12	$3.58	$0.44
Diluted	$1.16	$0.11	$2.75	$0.40
Weighted average shares outstanding:
Basic	11,556,423	9,753,211	11,146,020	9,746,136
Diluted	21,007,513	10,807,368	20,833,731	10,747,370

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

(Amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders
	Shares	Amount	Shares	Amount	capital	Earnings	’ Equity
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	8,844	8,844
Balance at March 31, 2021	10,757,393	$-	141,299	$(499)	$92,101	$23,633	$115,235
Stock-based compensation	-	-	-	-	311	-	311
Conversion of warrants and options	97,084	-	-	-	1,497	-	1,497
Shares issued pursuant to the Employee Stock Purchase Plan	-	-	-	-	327	-	327
Dividends on Series A preferred stock	-	-	-	-	(1,197)		(1,197)
Net income	-	-	-	-	-	25,309	25,309
Balance at June 30, 2021	10,854,477	$-	141,299	$(499)	$93,039	$48,942	$141,482
Stock-based compensation	-	-	-	-	132	-	132
Conversion of warrants and options	787,276	-	-	-	8,316	-	8,316
Shares issued pursuant to the Employee Stock Purchase Plan	23,670	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,210)	-	(1,210)
Net income	-	-	-	-	-	30,969	30,969
Balance at September 30, 2021	11,665,423	$-	141,299	$(499)	$100,277	$79,911	$179,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2020 THROUGH SEPTEMBER 30, 2020

(Amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	(Accumulated Deficit) Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2019	8,506,666	$-	78,000	$(314)	$70,195	$4,802	$74,683
Stock-based compensation	-	-	-	-	680	-	680
Repurchase of Treasury Stock	-	-	44,729	(145)	-	-	(145)
Dividends on Series A preferred stock	-	-	-	-	(1,644)	-	(1,644)
Net income	-	-	-	-		3,399	3,399
Balance at March 31, 2020	8,506,666	$-	122,729	$(459)	$69,231	$8,201	$76,973
Stock-based compensation	-	-			340	-	340
Repurchase of Treasury Stock	-	-	18,570	(40)	-	-	(40)
Shares issued pursuant to the Employee Stock Purchase Plan	41,858	-	-	-	150	-	150
Dividends on Series A preferred stock	-	-	-	-	-	(1,684)	(1,684)
Net income	-	-	-	-	-	5,310	5,310
Balance at June 30, 2020	8,548,524	$-	141,299	$(499)	$69,721	$11,827	$81,049
Stock-based compensation	-	-	-	-	219	-	219
Conversion of pre-funded warrants, warrants and options	1,044,626	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	-	(1,745)	(1,745)
Net income	-	-	-	-	-	3,700	3,700
Balance at September 30, 2020	9,593,150	$-	141,299	$(499)	$69,940	$13,782	$83,223

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020 (Restated)

Cash Flows From Operating Activities
Net income	$65,125	$12,409
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	815	1,239
Bad debt expense	11	319
Depreciation and amortization of property and equipment	6,068	4,925
Amortization of intangible assets	4,208	3,143
Amortization of debt discount	178	127
Non-cash lease expense	42	160
Gain on sale of property and equipment	136	8
PPP loan forgiveness	(6,626)	-
Change in fair value of warrant liabilities	11,090	10,245
Inducement loss on warrant conversion	246	-
Changes in operating assets and liabilities:
Receivables	(8,770)	(4,092)
Inventories	(4,801)	100,060
Prepaid expenses and other	(1,229)	140
Income tax receivable/payable	2,976	2,534
Other assets	(109)	(53)
Accounts payable, accrued expenses
and other current liabilities	16,872	12,758
Operating lease liability	-	(2,021)

Total Adjustments	21,107	129,492

Net Cash Provided By Operating Activities	86,232	141,901

Cash Flows From Investing Activities
Cash paid for acquisitions	(63,036)	(2,749)
Proceeds from sales of property and equipment	139	4,963
Purchases of property and equipment	(16,907)	(9,219)

Net Cash Used In Investing Activities	(79,804)	(7,005)

Cash Flows From Financing Activities
Net repayments under M&T bank floor plan	(23,995)	(96,199)
Borrowings under Houston mortgage with M&T bank	-	14,840
Repayment of long term debt with M&T bank	(2,815)	(1,450)
Proceeds from financing liability	12,001	1,343
Repayments of financing liability	(1,302)	(788)
Payment of dividends on Series A preferred stock	(3,591)	-
Repurchase of Treasury Stock	-	(185)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	-	150
Proceeds from exercise of warrants	11,582	-
Proceeds from exercise of stock options	8,316	40
Repayments of acquisition notes payable	(2,244)	(2,320)
Loan issuance costs	(865)	(131)

Net Cash Used In Financing Activities	(2,913)	(84,700)

Net Increase In Cash	3,515	50,196

Cash - Beginning	63,512	31,458

Cash - Ending	$67,027	$81,654

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,632	$6,483
Cash paid during the period for income taxes net of refunds received	$19,350	$5,486

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,210	$5,073
Operating lease assets - ASC 842 adoption	$-	$(17,781)
Operating lease liabilities - ASC 842 adoption	$-	$17,845
Operating lease assets	$(16,378)	$(756)
Operating lease liabilities	$16,378	$756
Net assets acquired in acquisitions	$27,062	$2,749

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in fifteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, one in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington and one in the state of Wisconsin. Lazydays RV also has a dedicated service center location near Houston, Texas. Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. It also offers to its customers such ancillary services as overnight campground and restaurant facilities.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazydays RV and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC, Lazydays Tampa Land Holdings, LLC, Lazydays RV America, LLC, Lazydays RV Discount, LLC, Lazydays Mile Hi RV, LLC, LDRV of Tennessee LLC, Lazydays of Minneapolis LLC, Lazydays of Central Florida, LLC, Lone Star Acquisition LLC, Lone Star Diversified LLC, LDRV Acquisition Group of Nashville LLC, LDRV of Nashville LLC, Lazydays RV of Phoenix, LLC, Lazydays RV of Elkhart, LLC, Lazydays Land of Elkhart, LLC, Lazydays Service of Elkhart, LLC, Lazydays RV of Chicagoland, LLC, Lazydays Land of Chicagoland, LLC, Lazydays RV of Oregon, LLC, and Lazydays RV of Wisconsin, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Restatement of Previously Reported Financial Statements

The notes included herein should be read in conjunction with the Company’s restated audited consolidated financial statements included in the 2020 Form 10-K/A. As previously disclosed in the 2020 Form 10-K/A, the Company restated its previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 to make the necessary accounting adjustments related to warrant accounting. The Company has restated herein its condensed consolidated financial statements for the three and nine months ended September 30, 2020 and related amounts within the accompanying footnotes to the condensed consolidated financial statements. Restated net income for the three months ended September 30, 2020 is $3.7 million, a decrease of $7.9 million from the previously disclosed net income of $11.6 million. Restated net income for the nine months ended September 30, 2020 is $12.4 million, a decrease of $10.2 million from the previously disclosed net income of $22.7 million.

The tables below set forth the unaudited condensed consolidated balance sheet as of September 30, 2020 originally reported, adjustments and the restated balances, and the condensed consolidated statement of income for the three and nine months ended September 30, 2020 originally reported, adjustments, and the restated balances and the condensed consolidated statement of cash flow amounts for the nine months ended September 30, 2020 originally reported, adjustments, and the restated balances.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, allowance for doubtful accounts, stock-based compensation and fair value of warrant liabilities.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

New vehicle revenue	$181,395	$130,297	$550,366	$362,139
Preowned vehicle revenue	104,386	64,255	270,509	191,106
Parts, accessories, and related services	12,233	9,470	34,571	29,400
Finance and insurance revenue	20,130	11,073	54,476	35,108
Campground and other revenue	584	628	2,590	2,785
Total	$318,728	$215,723	$912,512	$620,538

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

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Gross finance and insurance revenues	$22,193	$13,073	$60,113	$39,573
Additions to charge-back allowance	(2,063)	(2,000)	(5,637)	(4,465)
Net Finance Revenue	$20,130	$11,073	$54,476	$35,108

The Company has an accrual for charge-backs, which totaled $7,751 and $5,553 at September 30, 2021 and December 31, 2020, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon satisfaction of each respective performance obligation. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the nine months ended September 30, 2021, $4,573 of contract liabilities as of December 31, 2020 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories as well as retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $5,036 and $3,627 as of September 30, 2021 and December 31, 2020, respectively.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 10 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a dividend is declared by the Company’s board of directors (the “Board”).

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

The Company is required, in periods in which it has net income, to calculate EPS using the two-class method. The two-class method is required because the Company’s Series A Preferred Stock have the right to receive dividends or dividend equivalents should the Company declare dividends on its common stock as if such holder of the Series A Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A Preferred Stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

In periods in which the Company has a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the preferred stock does not participate in losses.

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
(Dollars in thousands - except share and per share amounts)		(Restated)		(Restated)
Distributed earning allocated to common stock	$-	$-	$-	$-
Undistributed earnings allocated to common stock	19,541	1,140	39,903	4,314
Net earnings allocated to common stock	19,541	1,140	39,903	4,314
Net earnings allocated to participating securities	10,218	815	21,631	3,022
Net earnings allocated to common stock and participating securities	$29,759	$1,955	$61,534	$7,336

Weighted average shares outstanding for basic earning per common share	11,256,066	9,753,211	10,845,663	9,746,136
Dilutive effect of warrants and options	300,357	1,054,157	300,357	1,001,234
Weighted average shares outstanding for diluted earnings per share computation	11,556,423	10,807,368	11,146,020	10,747,370

Basic income per common share	$1.69	$0.12	$3.58	$0.44
Diluted income per common share	$1.16	$0.11	$2.75	$0.40

During the three and nine months ended September 30, 2021 and 2020, respectively, the denominator of the basic EPS was calculated as follow:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average outstanding common shares	11,256,066	9,452,854	10,845,663	9,445,779
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted shares outstanding - basic	$11,556,423	$9,753,211	$11,146,020	$9,746,136

During the three and nine months ended September 30, 2021 and 2020, respectively, the denominator of the dilutive EPS was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average outstanding common shares	11,256,066	9,452,854	10,845,663	9,445,779
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted average warrants	1,704,003	381,071	1,704,003	381,071
Weighted average options	1,664,106	673,086	1,664,106	620,163
Weighted average convertible preferred stock	6,082,981	-	6,319,602	-
Weighted shares outstanding - diluted	21,007,513	10,807,368	20,833,731	10,747,370

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Shares underlying Series A Convertible Preferred Stock	-	-	-	-
Shares underlying warrants	-	-	-	-
Stock options	20,000	150,000	20,000	150,000
Shares issuable under the Employee Stock Purchase Plan	17,129	20,529	17,129	20,259
Share equivalents excluded from EPS	37,129	170,529	37,129	170,259

As of September 30, 2021, the Company had declared dividends of $1,210 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on October 1, 2021. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of September 30, 2021. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2020, the Company identified adjustments required to correct earnings per share for the first three quarters of 2020. The errors discovered resulted in an understatement in earning per share of $0.12 and $0.21 for the three and nine months ended September 30, 2020, respectively.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such, no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements are being corrected prospectively in this Form 10-Q for the quarter ended September 30, 2021.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $5,881 and $2,139 for the three months ended September 30, 2021 and September 30, 2020, respectively, and $15,494 and $9,229 for the nine months ended September 30, 2021 and September 30, 2020, respectively.

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

Seasonality

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at the Company’s Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota, Indiana, Oregon, Washington and Wisconsin generally experience moderately higher vehicle sales during the spring months.

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended September 30, 2021, three major manufacturers accounted for 46.7%, 31.8% and 18.0% of RV purchases. During the nine months ended September 30, 2021, three major manufacturers accounted for 46.3%, 30.3%, and 19.4% of RV purchases.

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

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020

Florida	44%	56%	49%	64%
Colorado	10%	17%	11%	15%
Arizona	10%	12%	11%	<10%
Tennessee	16%	<10%	14%	<10%

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

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of September 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and September 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later impacts of the COVID-19 pandemic, including the Delta variant, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through September 30, 2021 are reversed, which may occur, for example, if consumer preferences shift toward cruise line, air travel and hotel industries.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, the Company may experience significant adverse effects to its business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, credit availability and any long term disruptions in supply chains.

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

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”). This standard requires the use of a forward-looking expected loss impairment model for trade and other receivables, held-to-maturity debt securities, loans and other instruments. This standard also requires impairments and recoveries for available-for-sale debt securities to be recorded through an allowance account and revises certain disclosure requirements. In April 2019, the FASB issued ASU 2019-04, Codification Improvements, which provides guidance on accounting for credit losses on accrued interest receivable balances and guidance on including recoveries when estimating the allowance. In May 2019, the FASB issued ASU 2019-05, Targeted Transition Relief, which allows entities with an option to elect fair value for certain instruments upon adoption of Topic 326. The standard was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted ASU 2016-13 on January 1, 2021 and the adoption did not materially impact its condensed consolidated financial statements.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to September 30, 2021 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements except the items below.

On October 4, 2021, the Company entered into an agreement for the sale of property to CARS-DB4, LLC (“CARS4”). The Company has entered into a lease agreement with CARS4 with lease payments commencing on October 1, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

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

On August 3, 2021, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with BYRV, Inc., BYRV Oregon, Inc. and BYRV Washington, Inc. (“BYRV”). The purchase price consisted solely of cash paid to BYRV. As part of the acquisition, the Company acquired the inventory of BYRV and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On August 24, 2021, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Burlington RV Superstore, Inc. (“Burlington”). The purchase price consisted solely of cash paid to Burlington. As part of the acquisition, the Company acquired the inventory of Burlington and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington each constituted a business. The allocation of the fair value of the assets acquired is final for Korges. The allocation of the fair value of the assets acquired is still preliminary for Total RV, Camp-Land, Chilhowee, BYRV and Burlington primarily due to any final adjustments necessary to parts inventory as the examination and inventory of parts acquired is not yet complete. As a result, the Company determined its final allocation for Korges and preliminary allocation for Total RV, Camp-Land, Chilhowee, BYRV and Burlington of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2021			2020
	BYRV	Other	Total

Inventories	$10,262	$9,848	$20,110	$18,932
Accounts receivable and prepaid expenses	2,176	657	2,833	1,167
Property and equipment	939	629	1,568	5,417
Intangible assets	17,795	3,470	21,265	8,480
Total assets acquired	31,172	14,604	45,776	33,996

Accounts payable, accrued expenses and other current liabilities	2,367	2,062	4,429	1,004
Floor plan notes payable	6,912	7,373	14,285	20,855
Total liabilities assumed	9,279	9,435	18,714	21,859

Net assets acquired	$21,893	$5,169	$27,062	$12,137

The fair value of consideration paid was as follows:

	2021			2020
	BYRV	Other	Total

Purchase Price:	$49,506	$13,530	$63,036	$16,653
Note payable issued to former owners	-	-		1,600
	$49,506	$13,530	$63,036	$18,253

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from, Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and the Company, and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. Goodwill associated with the transactions is detailed below:

	2021			2020
	BYRV	Other	Total

Total consideration	$49,506	$13,530	$63,036	$18,253
Less net assets acquired	21,893	5,169	27,062	12,137
Goodwill	$27,613	$8,361	$35,974	$6,116

Goodwill is expected to be deductible for income tax purposes to the extent the Company has income tax basis.

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$615	9.8 years
Dealer Agreements	$28,900	9.8 years
Noncompete Agreement	$230	5 years

The Company recorded approximately $75,733 in revenue and $11,492 in income before income taxes during the period from July 1, 2021 to September 30, 2021 related to these acquisitions. The Company recorded approximately $158,970 in revenue and $39,618 in income before income taxes for the nine months ended September 30, 2021 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington had been consummated on January 1, 2020.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenue	$338,132	$275,100	$1,015,664	$1,090,244
Income before income taxes	$40,835	$10,603	$88,915	$95,216
Net income	$32,976	$5,848	$77,249	$18,565

The Company adjusted the combined income of Lazydays RV with Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington and adjusted net income to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously untaxed acquired entities to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	September 30, 2021	December 31, 2020
	(Unaudited)
New recreational vehicles	$83,427	$92,434
Pre-owned recreational vehicles	54,852	22,967
Parts, accessories and other	7,498	4,493
	145,777	119,894
Less: excess of current cost over LIFO	(5,036)	(3,627)
Total	$140,741	$116,267

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of September 30, 2021	As of December 31, 2020
	(Unaudited)
Accounts payable	$30,713	$18,077
Other accrued expenses	6,469	4,713
Customer deposits	10,452	6,002
Accrued compensation	4,615	4,311
Accrued charge-backs	7,752	5,553
Accrued interest	127	125
Total	$60,128	$38,781

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

The Company leases properties for its RV retail locations through fifteen operating leases. The Company also leases billboards and certain of its equipment through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets.

On May 19, 2020, the Company entered into a new lease for the property associated with the Korges acquisition. The lease was evaluated as a finance lease. As a result, a right of use asset was recorded in property and equipment for $4,015 with an offsetting $4,015 financing liability.

As of September 30, 2021, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 7.2 years and 5.0%, respectively.

Operating lease costs for the nine month period ended September 30, 2021 was $1,929, including variable lease costs. There were no short term leases for the nine months ended September 30, 2021.

Maturities of lease liabilities as of September 30, 2021 were as follows:

Maturity Date	Operating Leases
Remaining six months ending December 31, 2021	$1,520
2022	5,937
2023	5,753
2024	4,734
2025	3,805
Thereafter	13,013
Total lease payments	34,762
Less: Imputed interest	5,749
Present value of lease liabilities	$29,013

The following presents supplemental cash flow information related to leases during 2021:

	For the nine months ended September 30, 2021	For the nine months ended September 30, 2020

Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$1,929	$2,894

ROU assets obtained in exchange for lease liabilities:
Operating leases	$16,378	$756
Finance lease	$24	$4,015
	$16,402	$4,771

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

On June 22, 2021, the Company entered into an agreement for the sale of property to CARS-DB13, LLC (“CARS”). The Company has entered into a lease agreement with CARS with lease payments commencing on June 22, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

On August 11, 2021, the Company entered into an agreement for the sale of property to LD Elkhart IN Landlord, LLC (“LD Elkhart”). The Company has entered into a lease agreement with LD Elkhart with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which was be paid for by LD Elkhart. The commencement date of the lease will occur at the completion of construction.

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

On July 14, 2021, the Company entered into an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties, (“new M&T Facility”). The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility. The new M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the new M&T Facility were recorded as a debt discount.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has LIBOR borrowings bearing interest at LIBOR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of September 30, 2021, the mortgage balance was $5,778 and the interest rate was 2.3328%.

As of September 30, 2021, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the new M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the new M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the new M&T Facility. As of September 30, 2021, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $64,125 pursuant to a trailing twelve month calculation as defined in the new M&T Facility.

Floor Plan Line of Credit

The $327,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90,000 may be used to finance pre-owned vehicle inventory and $1,000 for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of September 30, 2021, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.08413%.

The M&T Floor Plan Line of Credit consists of the following:

	As of September 30, 2021	As of December 31,2020
	(Unaudited)
Floor plan notes payable, gross	$94,704	$105,486
Debt discount	(705)	(87)
Floor plan notes payable, net of debt discount	$93,999	$105,399

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). As of September 30, 2021, there was $10,817 outstanding under the M&T Term Loan. As of September 30, 2021, the interest rate on the M&T Term Loan was 2.3337%.

Revolver

The $25,000 M&T Revolver allows the Company to draw up to $25,000. The M&T Revolver bears interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the three and nine month periods ended September 30, 2021, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for the PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of September 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626.

The following schedule includes future payments on the term loan, mortgage, PPP loans and loans for acquisitions.

Future Maturities of Long Term Debt

Years ending December 31,
2021	$1,636
2022	5,492
2023	3,575
2024	9,737
2025	400
Total	$20,840

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $7,326 and $4,184 for the three months ended September 30, 2021 and 2020, respectively, which represent effective tax rates of approximately 19.1% and 53.1%, respectively. The Company recorded a provision for federal and state income taxes of $22,299 and $8,020 for the nine months ended September 30, 2021 and 2020, respectively, which represent effective tax rates of 25.5% and 39.3%.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense, the tax benefit associated with the exercise of stock options and the change in the fair value of warrants recorded for financial statement purposes.

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

After factoring in the fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3,392 beneficial conversion feature was recorded as a deemed dividend in the condensed consolidated statement of income because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The fair value of the warrants issued with the Series A Preferred Stock of $2,035 was recorded as a reduction to the carrying amount of the preferred stock in the condensed consolidated balance sheet. In addition, aggregate offering costs of $2,981 consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61% and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock was not accreted during the three or nine month periods ended September 30, 2021 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,210 for the three months ended September 30, 2021 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on October 1, 2021 to the holders.

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

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. The initial offering and purchase period under the ESPP commenced on July 7, 2019 with the first purchase date to be December 2, 2019. During the three and nine month periods ended September 30, 2021, the Company recorded $41 and $246, respectively, of stock based compensation related to the ESPP.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2021	4,632,087	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(1,127,263)	$-
Warrants outstanding September 30, 2021	3,504,824	$11.50

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

	September 30, 2021	December 31, 2020
		(Restated)
PIPE Warrants	$13,666	$13,716
Private Warrants	1,823	1,380
Total warrant liabilities	$15,489	$15,096

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. As of September 30, 2021, there were 329,557 shares of common stock available to be issued under the Incentive Plan.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	4,063,362	$10.60
Granted	20,000	$23.11
Cancelled or terminated	(50,000)	$-
Exercised	(858,467)	$10.60
Options outstanding at September 30, 2021	3,174,895	$10.66	1.92	$33,923
Options vested at September 30, 2021	2,107,922	$10.82	1.90	$23,861

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

The fair value of the awards issued on May 7, 2018 of $2,357 was determined using a Monte Carlo simulation based on a 5-year term, a risk-free rate of 2.74%, an annual volatility of 54.70% and an annual dividend yield of 0%. The expense is being recognized over the derived service period of each vesting tranche which was determined to be 0.97 years, 1.75 years, 2.15 years and 2.96 years.

The expense recorded for awards with market conditions was $0 and $96 during the three and nine month periods ended September 30, 2021, and $75 and $848 during the three and nine month periods ended September 30, 2020, which is included in stock-based compensation in the condensed consolidated statements of income.

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

During the nine months ended September 30, 2021, stock options to purchase 20,000 shares of common stock were issued to board members. The options have an exercise price of $23.11. The options have a five year life and a three year vesting period. The fair value of the awards of $257 was determined using the Black-Scholes option pricing model. The fair values for the 2021 and 2020 options was based on the following range of assumptions:

For the nine months ended September 30, 2021
Risk free interest rate	0.77%
Expected term (years)	3.5
Expected volatility	81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $92 and $473 for the three and nine month periods ended September 30, 2021, and $130 and $309 for the three and nine month periods ended September 30, 2020, which is included in stock-based compensation in the condensed consolidated statements of income.

As of September 30, 2021, total unrecorded compensation cost related to all non-vested awards was $1,518 which is expected to be amortized over a weighted average service period of approximately 2.33 years.

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

	September 30, 2021				December 31. 2020
					(Restated)
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$13,666	$13,666	$-	$-	$13,716	$13,716	$-	$-
Private Warrants	1,823	-	-	1,823	1,380	-	-	1,380
Total	$15,489	$13,666	$-	$1,823	$15,096	$13,716	$-	$1,380

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2021	December 31. 2020
		(Restated)
Stock Price	$21.34	$16.25
Strike Price	$11.50	$11.50
Expected life	1.45	2.20
Volatility	73.8%	81.2%
Risk Free rate	0.18%	0.14%
Dividend yield	0.00%	0.00%
Fair value of warrants	$5.88	$4.45

The following table presents changes in Level 3 liabilities measured at fair value for the nine months ended September 30, 2021:

	PIPE Warrants	Private Warrants
Balance at December 31, 2020 (restated)	$13,717	$1,380
Exercise or conversion	(10,697)	-
Measurement adjustment	10,646	443
Balance at September 30, 2021	$13,666	$1,823

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Nashville and Louisville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; and Milwaukee, Wisconsin. We also have a dedicated Service Center location near Houston, Texas.

Lazydays offers one of the largest selections of leading RV brands in the nation featuring more than 3,000 new and pre-owned RVs. The Company has more than 400 service bays across all locations and has RV parts and accessories stores at all locations. Lazydays also has availability to two on-site campgrounds with over 700 RV campsites and operated RV rental fleets in Colorado that were phased out in 2019. The Company employs approximately 1,400 people at its dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Texas, Indiana, Oregon, Washington and Wisconsin) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships and service centers in these key markets attract customers from all states, except Hawaii.

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

On July 14, 2021, the Company entered into an amended and restated credit agreement with M&T, as a Lender Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties. The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility.

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

On August 24, 2021, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Burlington RV Superstore, Inc. (“Burlington”). The purchase price consisted solely of cash paid to Burlington. As part of the acquisition, the Company acquired the inventory of Burlington and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On September 13, 2021, the Board of Directors of the Company authorized the repurchase of up to $25 million of the Company’s common stock through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

On October 4, 2021, the Company entered into an agreement for the sale of property to CARS-DB4, LLC (“CARS4”). The Company has entered into a lease agreement with CARS4 with lease payments commencing on October 1, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of September 30, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626.

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

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and September 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through September 2021 are reversed, which may occur, for example, if the cruise line, air travel and hotel industries begin to recover.

Our operations also depend on the continued health and productivity of our employees at our dealerships service locations and corporate headquarters throughout the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, credit availability and any long term disruptions in supply chains.

The Biden administration recently announced a proposed regulation requiring all U.S. private businesses with 100 or more employees to ensure that their employees are fully vaccinated or require unvaccinated workers to undergo weekly COVID-19 testing. At this time, it is unclear if the vaccine mandate will apply to all employees and how compliance will be documented

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three and nine month periods ended September 30, 2021 and 2020, the Company derived its revenues from these categories in the following percentages:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
New vehicles	56.9%	60.4%	60.3%	58.4%
Pre-owned vehicles	32.8%	29.8%	29.6%	30.8%
Other	10.3%	9.8%	10.1%	10.8%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% of total revenues for the three and nine months ended September 30, 2021 and 90% and 89% of total revenues for the three and nine months ended September 30, 2020. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three and nine months ended September 30, 2021 and 97% of the cost of revenues for the three and nine months ended September 30, 2020. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

For the three months ended September 30, 2021 and 2020, gross profit was $90.3 million and $49.3 million, respectively, and gross margin was 28.3% and 22.9%, respectively. For the nine months ended September 30, 2021 and 2020, gross profit was $240.6 million and $134.8, respectively, and gross margin was 26.4% and 21.7%, respectively. Last-in, first-out (“LIFO”) adjustments were $(0.7) million and $1.4 million for the three and nine months ended September 30, 2021 which reduced gross profit. LIFO adjustments were $1.4 million and $1.5 million for the three and nine months ended September 30, 2020 which positively affected gross profit.

For the three and nine months ended September 30, 2021, gross margins were favorably impacted by margin expansion in the Company’s new and pre-owned vehicle sales revenues primarily driven by the scarcity of dealer inventory as manufacturers ramp up production to support increased consumer demand and restock dealers to make up lost production from COVID related shutdowns. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts increased from 15.0% in the first three quarters of 2020 to 20.7% in 2021.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and typically average approximately 55% to 62% of total selling, general and administrative expenses. SG&A expenses do not include transaction costs, stock based compensation and depreciation and amortization expense. SG&A expenses as a percentage of gross profit allows the Company to monitor its overhead expenses relative to profitability over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2021 and 2020, SG&A, as a percentage of gross profit was 52.7% and 58.0%, respectively. For the nine months ended September 30, 2021 and 2020, SG&A, as a percentage of gross profit was 54.1% and 65.3%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business improving fixed cost operating leverage, as well as overhead cost reductions implemented in April 2020.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended September 30, 2021 and 2020.

Summary Financial Data

(in thousands)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Revenues
New and pre-owned vehicles	$285,781	$194,552
Other	32,947	$21,171
Total revenue	318,728	215,723

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	221,831	162,269
Adjustments to LIFO reserve	(655)	(1,432)
Other	7,289	$5,544
Total cost of revenues (excluding depreciation and amortization)	228,465	166,381

Gross profit (excluding depreciation and amortization)	90,263	49,342

Transaction costs	678	233
Depreciation and amortization expense	3,717	2,760
Stock-based compensation expense	132	219
Selling, general, and administrative expenses	47,597	28,598
Income from operations	38,139	17,532
Other income/expenses
PPP loan forgiveness	-	-
Interest expense	(2,006)	(1,749)
Change in fair value of warrant liabilities	2,162	(7,899)
Total other expense	156	(9,648)
Income before income tax expense	38,295	7,884
Income tax expense	(7,326)	(4,184)
Net income	$30,969	$3,700

Revenue

Revenue increased by approximately $103.0 million, or 47.7%, to $318.7 million from $215.7 million for the three months ended September 30, 2021 and 2020, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $91.2 million, or 46.9%, to $285.8 million from $194.6 million for the three months ended September 30, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $51.1 million, or 39.2%, to $181.4 million from $130.3 million for the three months ended September 30, 2021 and 2020, respectively. This increase was due to an increase in the number of new vehicle units sold from 1,645 to 2,192, as well as an increase in the average selling price from $76,900 to $82,800 per unit

Revenue from pre-owned vehicle sales increased by approximately $40.2 million, or 62.6%, to $104.4 million from $64.2 million for the three months ended September 30, 2021 and 2020, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 950 to 1,417, as well as an increase in the average revenue per unit sold from approximately $62,900 to $70,900 per unit.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $11.7 million, or 55.2%, to $32.9 million from $21.2 million for the three months ended September 30, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.7 million, or 28.4%, to $12.2 million from $9.5 million primarily due to increased volume in service.

Finance and insurance revenue increased by approximately $9.0 million, or 81.1%, to $20.1 million from $11.1 million for the three months ended September 30, 2021 as compared to September 30, 2020, respectively, primarily due to higher unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $41.0 million, or 82.9%, to $90.3 million from $49.3 million for the three months ended September 30, 2021 and 2020, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $30.9 million, or 91.6%, to $64.6 million from $33.7 million for the three months ended September 30, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold, the increase in the average selling price of new and pre-owned units, and the expansion of vehicle sales margins due to industry-wide reduced inventory levels, and a $0.8 million decrease in LIFO adjustments due to increases in inventory levels.

Other Gross Profit

Other gross profit increased by $10.1 million, or 64.7% to $25.7 million from $15.6 million for the three months ended September 30, 2021 and 2020, respectively, due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $19.0 million, or 66.4%, to $47.6 million for the three months ended September 30, 2021, from $28.6 million for the three months ended September 30, 2020. The increase was related to the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020, the Louisville, Tennessee dealership acquired in March 2021, and the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021 and increased performance wages as a result of the increased unit sales and revenues for the period ending September 30, 2021.

Interest Expense

Interest expense increased by approximately $0.3 million to $2.0 million from $1.7 million for the three months ended September 30, 2021 and 2020, respectively, due primarily to higher floorplan balances, offset by slightly more favorable interest rates, and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $7.3 million and $4.2 million for the three month periods ending September 30, 2021 and 2020, respectively.

Results of Operations

Nine Months

The following table sets forth information comparing certain components of net income for the nine months ended September 30, 2021 and 2020.

Summary Financial Data

(in thousands)

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Revenues
New and pre-owned vehicles	$820,875	$553,245
Other	91,637	67,293
Total revenue	912,512	620,538

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	650,561	470,097
Adjustments to LIFO reserve	1,409	(1,481)
Other	19,947	17,154
Total cost of revenues (excluding depreciation and amortization)	671,917	485,770

Gross profit (excluding depreciation and amortization)	240,595	134,768

Transaction costs	1,528	534
Depreciation and amortization expense	10,276	8,068
Stock-based compensation expense	815	1,239
Selling, general, and administrative expenses	130,109	87,991
Income from operations	97,867	36,936
Other income/expenses
PPP Loan forgiveness	6,626	-
Interest expense	(5,733)	(6,262)
Change in fair value of warrant liabilities	(11,090)	(10,245)
Inducement Loss on Warrant Conversion	(246)	-
Total other expense	(10,443)	(16,507)
Income before income tax expense	87,424	20,429
Income tax expense	(22,299)	(8,020)
Net income	$65,125	$12,409

Revenue

Revenue increased by approximately $292.0 million, or 47.1%, to $912.5 million from $620.5 million for the nine months ended September 30, 2021 and 2020, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicles sales increased by approximately $267.7 million, or 48.4%, to $820.9 million from $553.2 million for the nine months ended September 30, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $188.2 million, or 52.0%, to $550.4 million from $362.1 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was due to an increase in the number of new vehicle units sold from 4,815 to 7,097 and an increase in the average selling price from $73,400 for the nine months ended September 30, 2020 as compared to $77,500 for the nine months ended September 30, 2021.

Revenue from pre-owned vehicle sales increased by approximately $79.4 million, or 41.5%, to $270.5 million from $191.1 million for the nine months ended September 30, 2021 and 2020, respectively. This was due to an increase in the number of pre-owned vehicles sold, excluding wholesale units sold, from 3,106 to 3,917, and an increase in the average revenue per unit sold from approximately $58,000 for the nine months ended September 30, 2020 as compared to $65,800 for the nine months ended September 30, 2021, respectively.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $24.3 million, or 36.2%, to $91.6 million from $67.3 million for the nine months ended September 30, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $5.2 million, or 17.6%, to $34.6 million from $29.4 million due to increased volume.

Finance and insurance revenue increased by approximately $19.4 million, or 55.2%, to $54.5 million from $35.1 million for the nine months ended September 30, 2021 as compared to September 30, 2020, respectively, primarily due to higher unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $105.8 million, or 78.5%, to $240.6 million from $134.8 million for the nine months ended September 30, 2021 and 2020, respectively. This increase was attributable to growth in RV sales and associated products and services.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $84.3 million, or 99.6%, to $168.9 million from $84.6 million for the nine months ended September 30, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold and the increase in the average selling price of both new motorized and pre-owned motorized and towable vehicles.

Other Gross Profit

Other gross profit increased by $21.6 million, or 43.0% to $71.7 million from $50.1 million for the nine months ended September 30, 2021 and 2020, respectively, due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $42.1 million, or 47.9%, to $130.1 million for the nine months ended September 30, 2021, from $88.0 million for the nine months ended September 30, 2020. The increase was related to overhead associated with the new service center near Houston, the Phoenix dealership acquired in May 2020, the Elkhart dealership acquired in October 2020, the Burns Harbor dealership acquired in December 2020, the Louisville, Tennessee dealership acquired in March 2021, and the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021 and increased performance wages as a result of the increased unit sales and revenues for the period ending September 30, 2021.

Interest Expense

Interest expense decreased by approximately $.5 million to $5.7 million from $6.3 million for the nine months ended September 30, 2021 and 2020, respectively, due primarily to lower floorplan balances, more favorable interest rates and the use of an interest reduction equity account.

Income Taxes

Income tax expense was $22.3 million and $8.0 million for the nine month periods ending September 30, 2021 and 2020, respectively.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended September 30, 2021 and 2020 are shown in the tables below.

	Three Months Ended September 30,
	2021	2020 (Restated)

EBITDA
Net income	$30,969	$3,700
Interest expense, net*	2,006	1,749
Depreciation and amortization of property and equipment	2,099	1,712
Amortization of intangible assets	1,618	1,048
Income tax expense	7,326	4,184
Subtotal EBITDA	44,018	12,393
Floor plan interest	(414)	(293)
LIFO adjustment	(655)	(1,431)
Transaction costs	678	233
Gain on sale of property and equipment	(133)	-
Change in fair value of warrant liabilities	(2,162)	7,899
Stock-based compensation	132	219
Adjusted EBITDA	$41,464	$19,020

* Interest expense includes $1,201 and $1,189 relating to finance lease payments for the three months ended September 30, 2021 and 2020, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended September 30,
	2021	2020 (Restated)

EBITDA margin
Net income margin	9.7%	1.7%
Interest expense, net	0.6%	0.8%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	2.3%	1.9%
Subtotal EBITDA margin	13.8%	5.7%
Floor plan interest	-0.1%	-0.1%
LIFO adjustment	-0.2%	-0.7%
Transaction costs	0.2%	0.1%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilties	-0.7%	3.7%
Stock-based compensation	0.0%	0.1%
Adjusted EBITDA	13.0%	8.8%

Note: Figures in the table may not recalculate exactly due to rounding.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the nine months ended September 30, 2021 and 2020 are shown in the tables below.

	Nine Months Ended September 30,
	2021	2020 (Restated)

EBITDA
Net income	$65,125	$12,409
Interest expense, net*	5,733	6,262
Depreciation and amortization of property and equipment	6,068	4,925
Amortization of intangible assets	4,208	3,143
Income tax expense	22,299	8,020
Subtotal EBITDA	103,433	34,759
Floor plan interest	(1,197)	(1,888)
LIFO adjustment	1,409	(1,481)
Transaction costs	1,528	534
PPP loan forgiveness	(6,626)	-
(Gain) loss on sale of property and equipment	(136)	8
Change in fair value of warrant liabilities	11,090	10,245
Inducement loss on warrant conversion	246	-
Stock-based compensation	815	1,239
Adjusted EBITDA	$110,562	$43,416

* Interest expense includes $3,619 and $3,589 relating to finance lease payments for the nine months ended September 30, 2021 and 2020, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Nine Months Ended September 30,
	2021	2020 (Restated)

EBITDA margin
Net income margin	7.1%	2.0%
Interest expense, net	0.6%	1.0%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	2.4%	1.3%
Subtotal EBITDA margin	11.3%	5.6%
Floor plan interest	-0.1%	-0.3%
LIFO adjustment	0.2%	-0.2%
Transaction costs	0.2%	0.1%
PPP loan forgiveness	-0.7%	0.0%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	1.2%	1.7%
Inducement loss on warrant conversion	0.0%	0.0%
Stock-based compensation	0.1%	0.2%
Adjusted EBITDA	12.1%	7.0%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Nine Months Ended September 30,
	2021	2020
Net income	$65,125	$12,409
Non cash adjustments	16,168	20,166
Changes in operating assets and liabilities	4,939	109,326
Net cash provided by operating activities	86,232	141,901

Net cash used in investing activities	(79,804)	(7,005)
Net cash used in financing activities	(2,913)	(84,700)
Net increase in cash	$3,515	$50,196

Net Cash from Operating Activities

The Company generated cash from operating activities of approximately $86.2 million for the nine months ended September 30, 2021, compared to cash provided by operating activities of approximately $141.9 million for the nine months ended September 30, 2020. Net income increased by approximately $52.7 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Adjustments for non-cash expenses, included in net income, decreased $4.0 million to $16.2 million for the nine months ended September 30, 2021 compared to the prior period. For the nine months ended September 30, 2021, there was approximately $4.9 million of cash changes in operating assets and liabilities as compared to $109.3 million of cash changes in operating assets and liabilities for the nine months ended September 30, 2020. The fluctuations in assets and liabilities for the nine months ended September 30, 2021 were primarily due to the increase in accounts receivable of $8.8 million, the increase in inventory of $4.8 million, the increase in prepaid expenses of $1.3, the increase of $16.9 million in accounts payable and accrued expenses and other current liabilities, and the increase of $3.0 in income tax receivable/payable. The fluctuations in assets and liabilities for the nine months ended September 30, 2020 were primarily due to the increase in accounts receivable of $4.1 million, the increase of $12.8 million in accounts payable and accrued expenses and other current liabilities, respectively, the increase of $2.5 million in income tax receivable/payable, respectively, plus the impact of a decrease in inventory of $100.1 million as inventory declined due to supply constraints.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $79.8 million for the nine months ended September 30, 2021, compared to cash used in investing activities of approximately $7.0 million for the nine months ended September 30, 2020. Net cash used in investing activities for the nine months ended September 30, 2021 was primarily related to cash used for purchases of property and equipment of $16.9 million (including $5.8 million associated with failed sale leasebacks) and cash paid for acquisitions of $63.0 million.

Net Cash from Financing Activities

The Company had cash used in financing activities of approximately $2.9 million for the nine months ended September 30, 2021, compared to approximately $84.7 million for the nine months ending September 30, 2020. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily related to net repayments on the M&T Floor Plan Line of Credit of $24.0 million, and dividend payments of $3.6 million. These payments were partially offset by cash provided by the exercise of warrants of $11.6 million, cash provided by the exercise of options of $8.3 million and proceeds from financing liabilities of $12.0 million associated with the failed sale leasebacks.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses and also consisted of acquisitions of four dealerships in 2021 and three dealerships in 2020. The Company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet its liquidity needs for the next twelve months. Management continually evaluates capital requirements and options to facilitate our growth strategy, and currently believes capital is adequate to support the business and its growth strategy under various market conditions.

As of September 30, 2021, the Company had liquidity of approximately $67.0 million in cash and had working capital of approximately $72.2 million.

Capital expenditures include expenditures to extend the useful life of current facilities and expand operations. For the nine months ended September 30, 2021, the Company invested approximately $16.9 million in capital expenditures (including $5.8 million associated with failed sale leasebacks).

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

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”) on the M&T Facility. Pursuant to the Third Amendment, the Mortgage Loan Borrower and Diversified, wholly owned subsidiaries of LDRV, became parties to the Credit Agreement and were identified as Additional Loan Parties. The Existing Borrowers and Guarantors also requested that the Lenders provide a mortgage loan credit facility in the aggregate principal amount of acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower. The amount borrowed under the M&T Mortgage was $6.136 million. The mortgage shall bear interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million and matures on September 15, 2021 when all remaining principal and accrued interest payments become due.

In order to mitigate the early effects of the COVID-19 pandemic, the Company entered into the Fourth Amendment to the M&T credit agreement on April 16, 2020. Pursuant to the Fourth Amendment, the parties agreed to a suspension of scheduled principal payments on the term loans and mortgage loans (to the extent the permanent loan period has begun for the mortgage loans) for the period from April 15, 2020 through September 15, 2020. Interest on the outstanding principal balances of the term loans and mortgage loans continued to accrue and was paid at the applicable interest rate during the deferment period. At the end of the deferment period, the borrowers resumed making all required payments of principal on the term loans and mortgage loans. All principal payments of the term loans and mortgage loans deferred during the deferment period are due and payable on the term loan maturity date or the mortgage loan maturity date, as applicable. Additionally, all principal payments deferred during the deferment period are due and payable: (a) as described above; or (b) if earlier, the date all outstanding amounts are otherwise due and payable under the terms of the credit documents (including, without limitation, upon maturity, acceleration or, to the extent applicable under the credit documents, demand for payment). In addition, the amendment includes a temporary suspension of scheduled curtailment payments required by the credit agreement for the period from April 1, 2020 through September 15, 2020. Amounts related to floor plan unused commitment fees and interest on the outstanding principal balance of the M&T Floor Plan Line of Credit continued to accrue and are paid at the applicable rate and on the terms set forth in the credit agreement during the suspension period.

On July 14, 2021, the Company entered into an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties, (“new M&T Facility”). The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility. The new M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the new M&T Facility were recorded as a debt discount.

The mortgage loan facility (“mortgage”) has LIBOR borrowings bearing interest at LIBOR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of September 30, 2021, the mortgage balance was $5,778 and the interest rate was 2.3328%.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90 million may be used to finance pre-owned vehicle inventory and $1.0 million may be used to finance permitted Company vehicles. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242,000 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $2.6 million plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility).

The M&T Revolver allows the Company to draw up to $25 million. The M&T Revolver shall bear interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

As of September 30, 2021, there was $94.7 million outstanding under the M&T Floor Plan Line of Credit, $10.8 million outstanding under the M&T Term Loan and $5.8 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the nine months ended September 30, 2021, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

Off-Balance Sheet Arrangements

As of September 30, 2021, there were no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota, Indiana, Oregon, Washington and Wisconsin generally experience modestly higher vehicle sales during the spring months.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchases

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the nine months ended September 30, 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1, 2021 - July 31, 2021	-	$-	-
August 1, 2021 - August 31, 2021	-	$-	-
September 1, 2021 - September 30, 2021	-	$-	-
Total				$25,000

(1)

On September 13, 2021, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of common stock. The program will be effective through December 31, 2022.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

2.1*	Asset Purchase Agreement among BYRV, Inc., BYRV Washington, Inc., Bruce Young, Mark Bretz, The Bruce A. Young Revocable Trust, The Bruce A. Young 2021 Gift Trust and Lazydays RV of Oregon, LLC, effective as of July 9, 2021

10.1*	Amended and Restated Credit Agreement, dated as of July 14, 2021, by and among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties thereto

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	XBRL Instance Document

101 SCH*	Inline XBRL Taxonomy Extension Schema Document

101 CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101 DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101 LAB*	Inline XBRL Extension Label Linkbase Document

101 PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

Lazydays Holdings, Inc.

Dated November 5, 2021	/s/ WILLIAM P. MURNANE
William P. Murnane
Chief Executive Officer
(Duly authorized officer and
principal executive officer)

Dated November 5, 2021	/s/ NICHOLAS J. TOMASHOT
Nicholas J. Tomashot
Chief Financial Officer
(Duly authorized officer and
principal financial and accounting officer)

