Form 10-K
period 2021-12-31
Lazydays Holdings, Inc.
filed 2022-03-11
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission file number: 001-38424

Lazydays Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	82-4183498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Park Oaks Blvd, Suite 350 Tampa, Florida	33610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 246-4999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	LAZY	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 7,348,822 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2021 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2021, of $22.00 per share) was approximately $161.7 million.

As of March 9, 2022, the registrant had 13,747,932 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2022 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

i

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	The fair value of warrant liabilities may fluctuate.

●	The Company must be able to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

●	The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations and financial condition in the first months of the pandemic; while increased sales since then have more than offset the initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on its business.

●	The Company’s business is affected by the availability of financing to the it and its customers.

●	The Company’s business may be affected by fuel shortages, or high prices for fuel.

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, finance condition and results of operations.

●	Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

ii

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial conditions and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, which leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company’s may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The restrictive covenants governing the Company’s credit facilities may impair the Company’s ability to access sufficient capital and operate its business.
●	Uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR may adversely affect the Company.
●	Natural disasters (including hurricanes) whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources, and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts that depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain qualified employees, the Company’s business might be adversely affected.
●	The Company’s business depends on its ability to maintain sufficient quantity and quality of staff.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

iii

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.
●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to protect, maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●

Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could impair or interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputation harm and divert management’s attention and resources.
●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●

The Company, as a party to a prior transaction with a special purpose acquisition company (or SPAC), may receive negative scrutiny of, or attention towards, its financial statements (including from the Securities and Exchange Commission), which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.
●	Stockholders may become diluted as a result of issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

iv

●	The price of the Company’s common stock may be volatile for a variety of reasons.
●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of the Company common stock.
●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate and elect two members to the Company’s board of directors (the “Board”). As a result, these holders may influence the composition of the Board and future actions taken by the Board.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could impact the volatility of the price of the Company’s common stock.
●

The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

v

PART I

Item 1. Business

As used in this report, the terms “Lazydays,” “the Company,” “Holdco,” “we,” “us,” and “our” refer to Lazydays Holdings, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

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

Our Business

The Company operates Recreational Vehicle (“RV”) dealerships and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. The Company generates revenue by providing a full spectrum of RV products: New and pre-owned RV sales, RV-parts and service, financing and insurance products, third-party protection plans, after-market parts and accessories, and RV camping facilities. The Company provides these offerings through its Lazydays branded dealerships. Lazydays is known nationally as The RV Authority®, a registered trademark that has been consistently used by the Company in its marketing and branding communications since 2013.

The Company believes, based on industry research and management’s estimates, it operates one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; Minneapolis, Minnesota; Knoxville, Nashville and Maryville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; and Milwaukee, Wisconsin. Lazydays also has a dedicated Service Center location near Houston, Texas. Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. The Company has nearly 500 service bays and a RV parts and accessories stores at all locations. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs approximately 1,500 people at its sixteen dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

The Company attracts new prospects and customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once the Company acquires prospects and customers through an inquiry or transaction, they become part of the Company’s customer database where the Company leverages customer relationship management (“CRM”) tools and analytics to actively engage, market and sell its products and services.

Segments

The Company operates one reportable segment, which includes all aspects of our RV dealership operations which include sales of new and pre-owned RVs, assisting customers with vehicle financing and protection plans, servicing and repairing new and pre-owned RVs, sales of RV parts and accessories and campground facilities. We identified our reporting segment by considering the level at which the operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance.

Highlights

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

On August 3, 2021, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with of BYRV, Inc. (“BYRV”) located in Portland, Oregon and BYRV Washington, Inc. (“BYRV Washington”) located in Woodland, Washington in one transaction (“BYRV”). The purchase price consisted solely of cash paid to BYRV. As part of the acquisition, the Company acquired the inventory of BYRV and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

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

On October 1, 2021, the Company entered into an agreement for the sale of the Tucson, Arizona dealership to CARS-DB4, LLC (“CARS”). The Company has entered into a lease agreement with CARS with lease payments commencing on October 1, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Consolidated Balance Sheets.

COVID-19 Developments

Please refer to the discussion in “Item 5. Management’s Discussion and Analysis of Financial Condition and Results of Operations – COVID-19 Developments” for a discussion of recent developments in connection with the COVID-19 pandemic, which is incorporated into this section by reference.

Company Strengths

The Iconic Brand. With over forty years of history dating back to 1976, Lazydays is an iconic brand that we believe is synonymous with the RV lifestyle, and is known nationally as The RV Authority ®, a registered trademark. The trademark has been consistently used by the Company in its marketing and branding communications since 2013. Based on a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known R.V. dealership brand among a national audience of non-Lazydays customers surveyed. According to the report, over 85% of Lazydays customers and over 80% of prospective customers surveyed believe that Lazydays is among the category leaders in the industry. The Company’s consistent quality, breadth and depth of offerings, as well as its comprehensive range of RV lifestyle resources, have resulted in the Company’s customers having loyalty to, and trust in, the Lazydays brands.

Comprehensive RV Products and Services. The Company is a provider of a comprehensive portfolio of RV products, services, third-party protection plans, and resources for RV enthusiasts. The Company represents the top manufacturers in the industry with more than 4,000 RVs available nationwide. Lazydays provides an extensive service and repair offering for all RV brands, with nearly 500 service bays staffed by certified technicians. The Company’s offerings are based on more than four decades of experience and feedback from RV enthusiasts.

Customer Experience. Lazydays target customers are RV enthusiasts who are seeking a lifestyle centered around the RV. Lazydays believes it has built its reputation on providing an outstanding customer experience with exceptional service and product expertise. One of the Company’s primary goals is to create “Customers for Life” by offering a unique purchasing experience that combines its large selection of RV inventory, the Company’s unique scenic facilities with multiple amenities, and its customer focused, process-oriented approach to servicing the customer. Building a welcoming atmosphere that caters to the RV enthusiast community is an intangible element critical to the Company’s success, and the Company’s philosophy is thoroughly ingrained in and continually reinforced throughout its corporate culture at every level. The Company believes that its customer-focused business model has resulted in a loyal, stable and growing customer base, as well as a strong reputation within the RV community.

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

In 2005, Lazydays employees formed the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2 million to help disadvantaged children in Florida, Arizona, Colorado, Minnesota and Tennessee. The Foundation sponsors two facilities in Florida that carry its name; The Lazydays House at a Kids Place which houses foster children in a facility where siblings can remain together and the Lazydays House at Bridging Freedom which houses and rehabilitates children rescued from human trafficking. Lazydays employees also volunteer their time to many worthwhile charities and engage in life enriching activities with at-risk youth. The Foundation has received multiple awards for their philanthropic work, including the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry.

Leading Market Position and Scale. Lazydays believes it is one of the largest RV retailers in the United States. According to a research report prepared by Russell Research in November / December 2017, Lazydays is the second most well-known RV brand among the national audience. We believe the Company’s scale and its long-term stability make it attractive to the Company’s original equipment manufacturers (“OEMs”), suppliers, financiers and business partners. The Company believes its strong relationship with OEMs and suppliers enables the Company to negotiate attractive product pricing and availability. The Company also aligns with its OEMs on product development in which the Company leverages its customer base to provide feedback on new products. The Company also believes its scale and strong relationship with its financing and insurance partners enable it to offer extensive financing products and insurance plans that fit almost every customer’s needs.

Consistent Processes and Procedures. Lazydays utilizes a system of process documentation and implementation called the “Lazydays Way.” Lazydays believes that the Lazydays Way allows it to implement and maintain consistent and efficient operating procedures across all of its dealerships.

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

Lazydays Product and Service Offerings

New and Pre-Owned Vehicles

New Vehicles: Lazydays offers a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at its dealership locations and on its website. Lazydays has formed strategic alliances with leading RV manufacturers. The core brands that the Company sells, representing 96.0% of the new vehicles that were sold by the Company in 2021, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

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

Dealership Finance and Insurance

Vehicle financing: Lazydays arranges for financing for vehicle purchases through third-party financing providers in exchange for a commission. Lazydays does not directly finance its customers’ purchases, and its exposure to loss in connection with these financing arrangements is generally limited to the commissions it receives. For the years ended December 31, 2021 and 2020, the Company arranged financing transactions for a majority of the new and pre-owned units sold.

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

Parts and Services and Other

Repair and Maintenance: In addition to preparing RVs for delivery to customers, Lazydays service and repair operations, with nearly 500 service bays, provide onsite general RV maintenance and repair services at all of the Company’s dealership locations. Lazydays employs over 300 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”). The Company is equipped to offer comprehensive services and perform OEM warranty repairs for most RV components.

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

Collision Repair: Lazydays offers collision repair services in all markets and the Company’s Tampa and The Villages, Florida, Tucson, Arizona, Loveland, Colorado, Knoxville, Tennessee, and Minneapolis, Minnesota locations are equipped with full body paint booths. Lazydays facilities are equipped to offer a wide selection of collision repair services, including fiberglass front and rear cap replacement, windshield replacement, interior remodel solutions and paint work. The Company can perform collision repair services for a wide array of insurance carriers.

Parts and Accessories Store: With sizable parts and accessories inventory, in addition to onsite retail and accessory stores and access through the Lazydays networks for hard-to-find parts, Lazydays provides new and pre-owned RV buyers the option of dealer installed accessories, such as tow hitches, satellite dishes and specialized suspension systems that can be included in each buyer’s financing, or aftermarket through the Lazydays retail store footprint. The Company believes that its Tampa, Florida Accessories & More store is among the largest aftermarket parts and accessories stores in the state of Florida.

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

Growth Strategy

Grow the Company’s Customer Base. Lazydays believes its strong brands, market position, ongoing investment in its service platform, broad product portfolio and full array of RV offerings will continue to provide the Company with a competitive advantage in targeting and capturing a larger share of consumers, including the growing number of new RV enthusiasts that we believe are entering the market. The Company continuously works to attract new customers to its dealership locations through targeted integrated digital and traditional marketing efforts, attractive offerings, and access to its wide array of resources for RV enthusiasts. The Company has focused specifically on marketing to the fast-growing RV demographics of Baby Boomers, Gen X and Millennials. The Company also markets to these segments through RV lifestyle-focused partnership and sponsorship efforts.

Dealership Location Acquisitions. The RV dealership industry is highly fragmented with many independent RV dealers. The Company has used, and plans to continue to use, acquisitions of independent dealers as an alternative to Greenfield dealership location openings to expand its business and grow the Company’s customer base. Lazydays believes its experience and scale allow it to operate acquired locations efficiently. During 2021, Lazydays acquired Chilhowee Trailer Sales, Inc. located near Maryville, Tennessee; BYRV, Inc. and BYRV Washington, Inc. with locations in Portland, Oregon and Vancouver, Washington; and Burlington RV Superstore, Inc. in Milwaukee, Wisconsin. Lazydays intends to continue to pursue acquisitions that it expects will grow its customer base and present attractive value-creation opportunities and risk-adjusted returns.

Greenfield Dealership and Service Locations. Lazydays may establish dealership and/or service locations in new and existing markets to expand its customer base. Target markets and locations are identified by employing proprietary data and analytical tools. The Company believes there is ample white space for additional development opportunities. The Company intends to open greenfield sites that will grow its customer base and present attractive risk-adjusted returns and value-creation opportunities. The Company commenced development of a greenfield dealership near Nashville, Tennessee during 2019, which opened in January 2021, and opened its first dedicated service center in Waller, TX, a suburb northwest of Houston, in February 2020. The Company has also announced future greenfield start-up plans for Monticello, Minnesota (suburban Minneapolis); near Omaha, Nebraska; and Fort Pierce, Florida.

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

Parts and Accessories Store “Accessories & More”. Aftermarket RV parts and accessories are typically under-represented at RV dealerships. The Company believes that parts and accessories are an important part of the RV lifestyle, and serves to engage customers with the Lazydays brand outside of the typical RV buying and servicing cycle. The Company believes that RV owners need a reliable resource for RV necessities and products that make their camping experience more enjoyable. Lazydays stores have expansive offerings and provide access to RV product experts to assist RV owners in their RV lifestyle needs.

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

Per the RV Industry Association’s (RVIA) December 2021 survey of manufacturers, total RV wholesale shipments ended 2021 at 600,240, up 39.5% compared to 430,412 units in 2020. Towable RVs were up 39.6% at 544,028 from 389,613 units and motorhome shipments were up 37.8% at 56,212 units from 40,799 units in 2020. Per the RVIA survey, 2021 ended with a record number of wholesale shipments. Generally, pre-owned RVs are sold at a lower price point than comparable new RVs and the sale of pre-owned RVs has historically been more stable than the sale of new vehicles through business cycles.

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

Lazydays RV Dealerships

The Company operates sixteen Lazydays dealership and service locations across ten states. The Company’s dealership and service locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these key RV markets of Florida, Colorado, Arizona, Minnesota, Tennessee, Texas, Indiana, Oregon, Washington and Wisconsin account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii. Generally, the Company’s dealership locations provide RV repair and installation services, collision repair, parts, and accessories, and all of the Company’s dealership locations sell new and pre-owned RVs. The Company believes its dealership strategy of offering a comprehensive range of RV parts, services, accessories, products, and new and pre-owned RVs, generates powerful cross-selling opportunities.

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

Dealership Management and Training

The Company’s Vice President, National General Manager oversees all dealership operations. He has more than 41 years of experience in the RV industry and has been employed by Lazydays for over 8 years.

Every dealership location is overseen by a General Manager (the “GM”) that has responsibility for the daily operations of the dealership. Areas of responsibility include sales and service management, inventory management, hiring, associate training and development, maintenance of the facilities, and customer service and satisfaction. A GM’s management team includes a sales manager, a parts and accessories manager, a service manager, and a finance and insurance manager who help oversee the operations of each dealership location department. A typical Lazydays dealership location employs approximately 30 to 100 full-time equivalent employees.

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

Lazydays supply arrangements with OEMs are typically governed by dealer agreements, which are customary in the RV industry. The Company’s dealer agreements with OEMs are generally made on a location-by-location basis. These dealer agreements generally designate a specific geographic territory, exclusive to Lazydays, provided that Lazydays meets the material obligations of the dealer agreement. The terms of these dealer agreements are typically subject to Lazydays, among other things, meeting all the requirements and conditions of the dealer agreement, maintaining certain sales objectives, performing services and repairs for owners of the manufacturer’s RVs that are still under manufacturer warranty, carrying in stock at all times the manufacturer’s parts and accessories needed to service and repair the manufacturer’s RVs, actively advertising and promoting the manufacturer’s RVs and indemnifying the manufacturer under certain circumstances. Wholesale pricing is generally established on a model year basis and is subject to change at the manufacturer’s sole discretion. In certain cases, the manufacturer may also establish a suggested retail price, below which the Company cannot advertise that manufacturer’s RVs for some specified period.

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

Marketing and Advertising

The Company markets its product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. The Company’s marketing efforts include its website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, and RV shows and rallies. Lazydays also has exclusive partnership and sponsorship relationships with various RV lifestyle properties. The Company currently has a segmented marketing database of over 2.2 million RV owners and prospects. Lazydays principal marketing strategy is to leverage its unique brand positioning, extensive product selection, exclusive benefits, and high quality customer experience among RV owners. As per a research report prepared by Russell Research in November / December 2017, over 70% of Lazydays customers and over 60% of prospective customers surveyed strongly agree that Lazydays provides a high quality customer experience.

The Company’s total website traffic for the year ended December 31, 2021 was approximately 17.2 million visits with approximately 15.5 million unique visitors. The Lazydays website features over 4,000 new and pre-owned RVs, as well as information regarding Lazydays RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.

The Company measures its marketing productivity and effectiveness on an ongoing basis to optimize marketing efforts.

Customer Service

Lazydays strives to exceed expectations by providing the best overall customer experience throughout every interaction with the Company. The Company believes customer service and access to a live person are a critical component of its digital marketing, sales, and service operations, and to achieving a best-in-class customer experience. The Company’s sales and customer service centers are multi-channel, full-service contact centers. RV enthusiasts can visit the Company’s locations, call, email, internet chat, text and use social media to contact Lazydays regarding products, services, protection plans, concerns and anything else related to the RV lifestyle. RV enthusiasts can also speak with Lazydays customer service specialists for help with aftermarket accessory orders, installations, scheduling, answers to questions, and to make purchases for any product and installation services offered through the Lazydays website.

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

The Company utilizes information technology, data and analytics to actively market and sell multiple products and services to its customers, including list segmentation and merge and purge programs, to select prospects for email and direct mail solicitations and other direct marketing efforts. Comprehensive information on each customer, including a profile of the purchasing activities, is utilized to drive future sales. In addition, the Company’s website has been designed to display inventory and also to capture and route leads to our contact centers.

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

Lazydays RV (LDRV) has developed a Cyber Security Strategy based on the Center for Internet Security’s (CIS) 18 CIS Critical Security Controls. Based on the CIS Critical Security Control Framework Lazydays has fully or partially implemented 11 of the 18 Critical CIS controls. This includes implementation of industry leading Next Generation Anti-Virus, monitored by a 24/7 Security Operation Center (SOC), implementation of a vulnerability management program, implemented a system capable of automatically identifying hardware assets. Lazydays has implemented processes, tools to monitor and analyze Audit Logs to review real time network activity. Lazydays is in the process of implementing a cloud based Privileged Access Management (PAM) system which will secure key accounts critical to managing LDRV’s network infrastructure. Lazydays has teamed with industry leading Identity and Access Management (IAM) providers to control and secure user accounts with Multi-Factor Authentication (MFA). Additionally, Lazydays is in the process of implementing procedures and tools to identify and classify sensitive data (PCI, PII etc.) to better protect and enable controls for employee and customer data.

Trademarks and Other Intellectual Property

The Company owns a variety of registered trademarks and service marks related to its brands and its services, protection plans, products and resources, including Lazydays, Lazydays The RV Authority ®, Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. The Company also owns numerous domain names, including Lazydays.com, LazydaysRVSale.com, LazydaysEvents.com, and LazydaysService.com among many others. The Company believes that its trademarks and other intellectual property have significant value and are important to its marketing efforts.

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

Employees

As of December 31, 2021, Lazydays had approximately 1,500 employees, almost all of which are full-time employees. None of the Lazydays employees are represented by a labor union or are party to a collective bargaining agreement, and Lazydays has not had any labor-related work stoppages. The Company believes that its employee relations are in good standing.

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

Principal Executive Offices

Our principal executive offices are located at 4042 Park Oaks Boulevard, Suite 350, Tampa, Florida 33610 and our telephone number is (813) 246-4999.

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

Item 1A. Risk Factors

Summary Risk Factors

The Company is subject to a number of risks that if realized could materially adversely affect its business, financial condition or results of operations. The following is a summary of the principal risk factors facing the Company:

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

● The Company’s business is affected by the availability of financing to the it and its customers.

● The Company’s business may be affected by fuel shortages, or high prices for fuel.

● The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

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

● The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, finance condition and results of operations.

● Unforeseen expenses, difficulties, and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

● Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

● Failure to successfully procure and manage its inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial conditions and results of operations.

● The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

● The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

● The Company’s business is seasonal, which leads to fluctuations in sales and revenues.

● The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

● The Company’s may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

● The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

● The restrictive covenants governing the Company’s credit facilities may impair the Company’s ability to access sufficient capital and operate its business.

● Uncertainty relating to the LIBOR calculation process and the phasing out of LIBOR may adversely affect the Company.

● Natural disasters (including hurricanes) whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

● The Company depends on its relationships with third party providers of services, protection plans, products and resources, and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

● A portion of the Company’s revenue is from financing, insurance and extended service contracts that depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

● If the Company is unable to retain senior executives and attract and retain qualified employees, the Company’s business might be adversely affected.

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

● The Company may be unable to enforce its intellectual property rights and/or the Company infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

● If the Company is unable to protect, maintain or upgrade its information technology systems or if the Company is unable to convert to alternate systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

● Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could impair or interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

● Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

● The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

● The Company may be named in litigation, which may result in substantial costs and reputation harm and divert management’s attention and resources.

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

● The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of the Company common stock.

● The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate and elect two members to the Company’s board of directors (the “Board”). As a result, these holders may influence the composition of the Board and future actions taken by the Board.

● The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

● The Company’s stock repurchase program could impact the volatility of the price of the Company’s common stock.

● The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

The above list is not exhaustive, and the Company faces additional challenges and risks. Investors should carefully consider all of the information set forth in this Form 10-K, including the following risk factors, before deciding to invest in any of the Company’s securities.

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

A material weakness in our internal control over financial reporting related to our information technology systems was determined to exist. If we are unable to maintain an effective system of internal controls, we may not be able to accurately report our financial results, which could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.

As of December 31, 2021, the Company’s management identified a material weakness in internal controls related to ineffective information technology general controls. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. The Company’s management has developed and implemented a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of December 31, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and December 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, including the Delta and Omicron variants, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through December 2021 are reversed, which may occur, for example, if consumer preferences shift towards cruise line, air travel and hotel industries.

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

● some of our vendors having experienced, and potentially experiencing in the future, temporary facility closures, production slowdowns and disruption to operations as a result of the impact of the pandemic on their respective businesses;

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

Our operations also depend on the continued health and productivity of our employees at our dealerships’ service locations and corporate headquarters throughout the COVID-19 pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken by individuals, businesses and federal, state and local governments in response. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, credit availability and any long term disruptions in supply chains.

The Biden administration recently announced a regulation to be administered through the Occupational Safety and Health Administration (“OSHA”) requiring all U.S. private businesses with 100 or more employees to ensure that their employees are fully vaccinated or require unvaccinated workers to undergo weekly COVID-19 testing. The regulation was immediately legally challenged. At this time, OSHA has suspended enforcement of the mandate pending future developments in the litigation.

The Company’s business is affected by the availability of financing to it and its customers.

The Company’s business is affected by the availability of financing to it and its customers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. On July 14, 2021, the Company entered into a $369.1 million amended and restated credit agreement with M&T Bank including a new floor plan facility that increased the committed floor plan financing to $327.0 million. As of December 31, 2021, the Company had $192.2 million outstanding under its M&T floor plan facility and $10.1 million outstanding under the M&T term loan. As of December 31, 2021, substantially all of the invoice cost of new RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent the Company from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Gasoline or diesel fuel is required for the operation of motorized RVs. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed, that the price of or tax on these petroleum products will not significantly increase in the future. Shortages of gasoline and diesel fuel have had a material adverse effect on the RV industry as a whole in the past and any such shortages or substantial increases in the price of fuel could have a material adverse effect on the Company’s business, financial condition or results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The new Administration has focused significant attention on greenhouse gases and climate change. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States could adversely affect demand for those vehicles and could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s success depends to a significant extent on the well-being, popularity and reputation for quality, of the Company’s manufacturers, particularly Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 46.4%, 30.6%, and 18.9%, respectively, of the Company’s purchases of new RV inventory during the year ended December 31, 2021. The Company depends on its manufacturers to provide it with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of the Company’s manufacturers could have a substantial adverse impact on the Company’s business. Any difficulties encountered by any of the Company’s manufacturers resulting from economic, financial, or other factors could adversely affect the quality and number of products that they are able to supply to the Company and the services and support they provide to the Company. The interruption or discontinuance of the operations of the Company’s manufacturers could cause the Company to experience shortfalls, disruptions, or delays with respect to needed inventory. Although the Company believes that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to the Company’s customers.

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

In 2021, the Company acquired three dealerships; one in Tennessee, one with two locations in Oregon and Washington and one in Wisconsin. The Company intends to continue to expand in part by acquiring or building new retail or service locations in new markets. As a result, the Company may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with the Company and its brands.

Other factors, many of which are beyond the Company’s control, may impact the Company’s ability to acquire or open retail locations successfully, whether in existing or new markets, and operate them profitably. These factors include (a) the ability to (i) identify suitable acquisition opportunities at purchase prices likely to provide returns required by the Company’s acquisition criteria, (ii) control expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), (iii) accurately assess the profitability of potential acquisitions or new locations, (iv) secure required governmental permits and approvals, (v) negotiate favorable lease agreements, (vi) hire and train skilled operating personnel, especially management personnel, (vii) provide a satisfactory product mix responsive to local market preferences where new retail locations are built or acquired, (viii) secure product lines, (ix) supply new retail locations with inventory in a timely manner; (b) the availability of construction materials and labor for new retail locations and the occurrence of significant construction delays or cost overruns; (c) competitors in the same geographic area and regional economic variants; (d) the absence of disagreements with potential acquisition targets that could lead to litigation; (e) successfully integrating the operations of acquired dealers with the Company’s own operations; (f) managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems; and (g) the ability of the Company’s information management systems to process increased information accurately and in a timely fashion. A negative outcome associated with any of these factors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

For the years ended December 31, 2021 and 2020, the Company generated 51% and 51% (excluding the impact of acquisitions) of its annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The COVID-19 pandemic affected our sales patterns in 2021 and 2020. The Company incurs additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in the Company’s retail locations and program costs. If, for any reason, the Company miscalculates the demand for its products or its product mix during the first and second fiscal quarters, the Company’s sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company leases 14 of the 16 real properties where it has operations. At inception of the leases, they generally provide for fixed monthly rentals with escalation clauses and range from three to twenty years. There can be no assurance that the Company will be able to maintain its existing retail locations as leases expire, extend the leases or be able to locate alternative sites in its target markets and on favorable terms. Any failure to maintain its existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

From time to time, the Company may be compelled to protect its intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract the Company’s management from running the day-to-day operations of its business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps the Company takes to protect its intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of the Company’s significant intellectual property rights could diminish the Company’s ability to distinguish its products and services from competitors’ products and services and retain its market share for its products and services. The Company’s inability to effectively protect the Company’s proprietary intellectual property rights could have a material adverse effect on the Company’s business, results of operations and financial condition.

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

The operation of the Company’s business, the rate of the Company’s expansion and the Company’s ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by the Company’s business and, if necessary, the availability of equity or debt capital. The Company also requires sufficient cash flow to meet its obligations under its existing debt agreements. The Company’s term loan requires it to pay monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $2.6 million plus accrued interest.

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

Furthermore, new and pre-owned vehicles may be sold and financed through retail installment sales contracts entered into between the Company and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, the Company typically has a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by the Company to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. The Company recognizes revenue when the applicable new or pre-owned vehicle is delivered and the Company has assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets and totaled $24.2 million and $16.0 million as of December 31, 2021 and December 31, 2020, respectively. Any defaults on these retail installment sales contracts could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As of December 31, 2021, we had outstanding (i) stock options issued to the board of directors and employees to purchase 1,286,671 shares of common stock at exercise prices ranging from $5.05 to $23.11 per share, (ii) pre-funded warrants to purchase up to 300,357 shares of common stock that were issued in the PIPE Investment, (iii) warrants to purchase 1,280,915 shares of our common stock at $11.50 per share issued in the PIPE Investment, (iv) warrants to purchase 2,138,190 shares of our common stock at $11.50 per share held by Andina public shareholders, and (v) 600,000 shares of Series A Preferred Stock which are convertible into up to 5,962,733 shares of common stock, taking into account any accrued dividends which we may elect to pay in cash or shares of common stock. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”).

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

As of December 31, 2021, the holders of the Series A Preferred Stock held approximately 31.9% of the voting power of the Company on an as-converted basis, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. As a result, the holders of the Series A Preferred Stock may have the ability to influence future actions by the Company requiring stockholder approval.

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

The Company is no longer an emerging growth company and as such will no longer qualify for certain accommodations under SEC rules and regulations. While the Company’s scaled disclosure will remain substantially the same so long as it qualifies as a smaller reporting company, the Company’s public float exceeded $75 million on June 30, 2021, and the Company became an accelerated filer in 2022 and will be required to produce an auditor’s assessment of the effectiveness of the Company’s internal control over financial reporting in its annual report for the year ending December 31, 2021. As a result, the Company’s compliance costs would increase.

Our board of directors approved a new stock repurchase program, which could increase the volatility of the price of our common stock.

In September 2021, our board of directors approved a stock repurchase program authorizing us to repurchase up to a maximum of $25.0 million of our shares of common stock through December 31, 2022. Repurchases may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or pursuant to a trading plan subject to market conditions, applicable legal requirements and other factors. There can be no assurance that we would buy shares of our common stock or the timeframe for repurchases under our stock repurchase program or that any repurchases would have a positive impact on our stock price or earnings per share.

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

The Company relies on the integrity, security and successful functioning of its information technology systems and network infrastructure across the Company’s operations. The Company uses information technology systems to, among other things, generate and manage sales leads, support its consumer services and plans, manage procurement, manage its supply chain, track inventory information at its retail locations, communicate customer information and aggregate daily sales, margin and promotional information. The Company also uses information systems to report and audit its operational results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Although we own the property in our Houston, Texas and Burns Harbor, Indiana locations, we typically lease all the real estate properties where we have operations. As of December 31, 2021, there was an outstanding balance on the Houston property mortgage of $5.7 million. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 3 to 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs. We believe that our properties are suitable and adequate for present purposes, and that the productive capacity in such properties is substantially being utilized.

The table below sets forth certain information concerning our leased dealership locations.

			Term	Initial
Location	Acres	Square Feet	(Years)	Expiration
FL	126	384,000	20	2035
FL	6	3,600	5	2022
FL	30	66,650	5	2024
CO	28	129,300	5	2025
CO	11	14,150	5	2025
MN	20	68,101	20	2038
TN	22	68,544	10	2028
TN	29	42,171	20	2041
AZ	10	18,211	10	2030
AZ	20	115,166	20	2042
IN	21	22,613	20	2042
OR	5	22,436	3	2024
WA	17	56,690	10	2031
WI	13	45,946	10	2031

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

As of March 9, 2022, there were 41 holders of record of our shares of common stock, 4 holders of record of our shares of Series A Preferred Stock and 16 holders of record of our warrants.

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

On December 22, 2020, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 28,571 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 5,755 shares of our common stock.

On, February 16, 2021, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 11,429 shares of our common stock pursuant to the cashless exercise provisions on the warrant, resulting in the issuance of 11,429 shares of our common stock.

On, March 17, 2021, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 276,737 shares of our common stock pursuant to the cashless exercise provisions on the warrant, resulting in the issuance of 276,737 shares of our common stock.

On, March 17, 2021, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 728,571 shares of our common stock pursuant to the cashless exercise provisions on the warrant, resulting in the issuance of 728,571 shares of our common stock.

On, May 6, 2021, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 92,000 shares of our common stock pursuant to the cashless exercise provisions on the warrant, resulting in the issuance of 47,866 shares of our common stock.

On November 11, 2021, an institutional investor exercised a warrant issued in the PIPE Investment with respect to 85,714 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 39,108 shares of our common stock.

The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) of such act, as exchanges of Company securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2021 - October 31, 2021	239,264	$21.95	380,563	$19,746
November 1, 2021 - November 30, 2021	320,349	$20.79	700,912	$13,110
December 1, 2021 - December 31, 2021	6,400	$19.72	707,312	$12,983

(1)	On September 13, 2021, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of Common Stock. The program will be effective through December 31, 2022.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K and our Consolidated Financial Statements and notes thereto, included in Part II, Item 8 of this Form 10-K.

Business Overview

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share, and per share data.

How The Company Generates Revenue

The Company derives its revenues from sales of new units, sales of pre-owned units, and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue, and other revenues. During the years ended December 31, 2021 and 2020, the Company derived its revenues from these categories in the following percentages:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020
New vehicles	58.7%	58.7%
Pre-owned vehicles	31.3%	30.6%
Other	10.0%	10.7%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% and 89% of total revenues for the years ended December 31, 2021 and 2020. These revenue contributions have remained relatively consistent year over year.

Key Performance Indicators

Gross Profit and Gross Margin (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the years ended December 31, 2021 and 2020. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the years ended December 31, 2021 and 2020, gross profit was $324.8 and $179.0 million, respectively, and gross margin was 26.3% and 21.9%, respectively. Last-in, first-out (“LIFO”) adjustments were $4.8 and $0.09 million for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, gross margins were also impacted by other revenue, including finance and insurance revenues and parts, service, and accessories revenue. The Company’s margins on these lines of business typically carry higher gross margin percentages than margins on new and pre-owned vehicle sales, and contributed a smaller portion of total revenues for the year ended December 31, 2021 than for the prior year. These combined other revenues were 10.0% and 10.7%, respectively, of total revenues for the years ended December 31, 2021 and 2020.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total SG&A expense and averages approximately 50-63% of SG&A. SG&A expenses do not include transaction costs, stock-based compensation, finance lease interest and depreciation and amortization. SG&A expenses as a percentage of gross profit allows the Company to monitor its overhead expenses relative to profitability over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2021 and 2020, SG&A as a percentage of gross profit was 56.6% and 65.8%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business, improved gross margins, improved fixed cost operating leverage, as well as overhead cost reductions implemented in April 2020.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of December 31, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate as between May 2020 and December 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, including the Delta and Omicron variants, and our liquidity could be negatively impacted, if sales trends from May 2020 through December 2021 are reversed, which may occur, for example, if consumer preferences shift towards cruise line, air travel and hotel industries.

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

Results of Operations

The following table sets forth information comparing the components of net income for the years ended December 31, 2021 and 2020.

Summary Financial Data

(in thousands)

	Year Ended December 31, 2021	Year Ended December 31, 2020
Revenues
New and pre-owned vehicles	$1,111,921	$729,872
Other	$123,127	87,238
Total revenue	1,235,048	817,110

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	878,503	616,047
Adjustments to LIFO reserve	4,811	(93)
Other	26,954	22,174
Total cost of revenues (excluding depreciation and amortization)	910,268	638,128

Gross profit (excluding depreciation and amortization)	324,780	178,982

Transaction costs	1,744	935
Depreciation and amortization expense	14,411	11,262
Stock-based compensation expense	750	1,566
Selling, general, and administrative expenses	183,781	117,688
Income from operations	124,094	47,531
Other income/expenses
PPP loan forgiveness	6,626
Interest expense	(8,500)	(8,047)
Change in fair value of warrant liabilities	(11,711)	(14,494)
Inducement loss on warrant conversion	(246)	-
Total other expense	(13,831)	(22,541)
Income before income tax expense	110,263	24,990
Income tax expense	(28,242)	(10,364)
Net income	$82,021	$14,626

Revenue

Revenue increased by approximately $417.9 million, or 51.1%, to $1.2 billion from $817.1 million for the years ended December 31, 2021 and 2020, respectively. The COVID-19 pandemic has impacted consumer lifestyles by leading to social distancing and limited travel options. These trends have been favorable to the RV industry and the Company. It is uncertain how long these trends will continue to affect the industry and the Company.

New Vehicles and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $382.0 million, or 52.3%, to $1.1 billion from $729.9 million for the years ended December 31, 2021 and 2020, respectively.

Revenue from new vehicle sales increased by approximately $245.5 million, or 51.2%, to $725.1 million from $479.6 million for the years ended December 31, 2021 and 2020, respectively. This was primarily due to (a) an increase in the number of new vehicle units sold from 6,151 to 8,932, driven by increased demand across all locations as well as the acquisitions in 2021 of three dealerships located in Knoxville, Tennessee (March), Milwaukee, Wisconsin (August) and a dealership with two locations in Portland, Oregon and Vancouver, Washington (August) (“New Locations”), and (b) an increase in average unit selling price from $76,400 for the year ended December 31, 2020 to $81,182 for the year ended December 31, 2021.

Revenue from pre-owned vehicle sales increased by approximately $136.5 million, or 54.6%, to $386.8 million from $250.3 million for the years ended December 31, 2021 and 2020, respectively. Excluding the effect of wholesale sales, there was an increase in units sold from 3,869 to 5,338 for the years December 31, 2020 and 2021, respectively, as well as an increase in the average unit selling price from approximately $60,700 per unit for the year ended December 31, 2020 to $69,795 for the year ended December 31, 2021.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $35.9 million, or 41.1%, to $123.1 million from $87.2 million for the years ended December 31, 2021 and 2020, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $8.6 million, or 22.3%, to $47.3 million from $38.6 million for the years ended December 31, 2021 and 2020, respectively, primarily due to increased level of business.

Finance and insurance revenue increased by approximately $27.5 million, or 61.0%, to $72.6 million from $45.1 million for the years ended December 31, 2021 as compared to December 31, 2020, respectively, primarily due to higher RV unit sales.

Campground and other revenue decreased by approximately $0.3 million, or 7.6%, to $3.2 million from $3.5 million for the year ended December 31, 2021 as compared to December 31, 2020, respectively.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $145.8 million, or 81.5%, to $324.8 million from $179.0 million for the years ended December 31, 2021 and 2020, respectively. This increase was attributable to growth in all lines of business. Gross margin was 26.3% and 21.9% for the years ended December 31, 2021 and 2020, respectively. Consumer demand was favorably impacted and supply restrained by the COVID-19 pandemic, which in turn had a favorable impact on gross margins. It is uncertain how long these trends will continue to affect the industry and the Company.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit increased $119.6 million, or 105.1%, to $233.4 from $113.8 million for the years ended December 31, 2021 and 2020, respectively. The increase is primarily attributable to the increase in units sold, as well as our ability to maintain higher margins in a period where inventory and supply has been tight.

Other Gross Profit

Other gross profit increased by $31.1 million, or 47.8% to $96.2 million from $65.1 million for the years ended December 31, 2021 and 2020 due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation expense, and depreciation and amortization expense, increased 56.2% to $183.8 million from $117.7 million during the years ended December 31, 2021 and 2020, respectively. The increase in SG&A expenses was primarily related to; (a) overhead associated with the Phoenix dealership acquired in May 2020; (b) the Elkhart dealership acquired in October 2020; (c) the Burns Harbor dealership acquired in December 2020; (d) the Louisville, Tennessee dealership acquired in March 2021; (e) the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; and (f) increased performance wages as a result of the increased unit sales and revenues for the year ended December 31, 2021.

Stock based compensation decreased $0.8 million as a result of the graded vesting of the awards with market conditions which were issued to members of management in 2018, with the majority of the expense being recorded in the early portion of the derived service period.

Interest Expense

Interest expense increased by approximately $0.5 million to $8.5 million from $8.0 million for the years ended December 31, 2021 and 2020, respectively, due primarily to higher floorplan balances in the latter part of the year, offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Change in Fair Value of Warrant Liabilities

Change in Fair Value of Warrant Liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the Company’s SPAC merger. The change in fair value of the outstanding warrants was $11.7 million and $14.5 million for the years ended December 31, 2021 and 2020, respectively. The change in fair value is the result of increases in market prices which drive the value of the financial instruments.

Income Taxes

Income tax expense increased to $28.2 million during the year ended December 31, 2021 from income tax expense of $10.4 million during the same period of 2020, due to the increase in income.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to analyze its performance and financial condition as described in “Key Performance Indicators”, above. The Company utilizes these financial measures to manage the business on a day-to-day basis and believes that they are relevant measures of performance. The Company believes that these supplemental measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures, in addition to the standard GAAP-based financial measures, provide expanded insight to measure revenue and cost performance.

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

Reconciliations from Net Income per the Consolidated Statements of Operations to EBITDA and Adjusted EBITDA and Net Income Margin to EBITDA Margin and Adjusted EBITDA Margin for the years ended December 31, 2021 and 2020 are shown in the tables below.

	For the years ended December 31,
	2021	2020 (Restated)

EBITDA
Net income	$82,021	$14,626
Interest expense, net*	8,500	8,047
Depreciation and amortization of property and equipment	8,386	6,682
Amortization of intangible assets	6,025	4,580
Income tax expense	28,242	10,364
Subtotal EBITDA	133,174	44,299
Floor plan interest	(1,852)	(2,255)
LIFO adjustment	4,811	(93)
Transaction costs	1,744	935
PPP loan forgiveness	(6,626)	-
(Gain) loss on sale of property and equipment	(156)	7
Change in fair value of warrant liabilities	11,711	14,494
Inducement loss on warrant conversion	246	-
Acquisition inventory valuation adjustments	1,107	-
Stock-based compensation	750	1,566
Adjusted EBITDA	$144,909	$58,953

* Interest expense includes $5,520 and $4,816 relating to finance lease payments for the year ended December 31, 2021 and 2020, respectively. Operating lease payments are included as rent expense and included in net income.

	For the years ended December 31,
	2021	2020 (Restated)

EBITDA margin
Net income margin	6.6%	1.8%
Interest expense, net	0.7%	1.0%
Depreciation and amortization of property and equipment	0.7%	0.8%
Amortization of intangible assets	0.5%	0.6%
Income tax expense	2.3%	1.3%
Subtotal EBITDA margin	10.8%	5.4%
Floor plan interest	-0.1%	-0.3%
LIFO adjustment	0.4%	0.0%
Transaction costs	0.1%	0.1%
PPP loan forgiveness	-0.5%	0.0
(Gain) loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	0.9%	1.8%
Inducement loss on warrant conversion	0.0%	0.0%
Acquisition inventory valuation adjustments	0.1%	0.0%
Stock-based compensation	0.1%	0.2%
Adjusted EBITDA Margin	11.7%	7.2%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

Net Cash from Operating Activities

($ in thousands)
	Years Ended December 31,
		2020
	2021	(Restated)
Net income	$82,021	$14,626
Non-cash adjustments	19,377	30,216
Changes in operating assets and liabilities	(98,627)	66,225
Net cash provided by operating activities	2,771	111,067

Net cash used in investing activities	(84,126)	(30,324)
Net cash provided by (used in) financing activities	115,963	(48,689)
Net increase in cash	$34,608	$32,054

The Company generated cash from operating activities of approximately $2.8 million during the year ended December 31, 2021 compared to $111.1 million during the year ended December 31, 2020. Net income increased by approximately $67.4 million for the year ended December 31, 2021 compared to the year ended December 31, 2020. Adjustments for non-cash expenses, included in net income, decreased $10.8 million to $19.4 million from $30.2 million for the year ended December 31, 2020. Non-cash adjustments include a decrease in net income of $11.7 million related to the change in fair value of the Company’s warrants and an increase of $6.6 million related to the forgiveness of the PPP loans. During the year ended December 31, 2021, there was approximately ($98.6) million of changes in operating assets and liabilities as compared to $66.2 million of cash provided in 2020. The fluctuations in assets and liabilities were primarily due to the increase in inventory of $105.5 million during the year ended December 31, 2021, excluding the impact of inventory added by the acquisitions in Knoxville, Tennessee; Portland, Oregon; Vancouver, Washington and Milwaukee, Wisconsin.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $84.1 million during the year ended December 31, 2021, compared to approximately $30.3 million for the year ended December 31, 2020. During 2021, net cash used in investing activities was primarily related to cash paid for acquisitions of $63.0 million and purchases of property and equipment of $21.3 million, offset by cash provided by the sales of property and equipment of $0.2 million.

Net Cash from Financing Activities

The Company generated cash from financing activities of $116.0 million during the year ended December 31,2021 compared to cash used in financing activities of approximately $48.7 million during the year ended December 31, 2020. Net cash provided by financing activities for year ended December 31, 2021 was primarily related to a net increase of the M&T Floor Plan Line of Credit related to increased inventory of $73.1 million as defined under “M&T Credit Facility” below, proceeds from financing liabilities of $26.2 million, proceeds from exercises of warrants of $11.6 million, and proceeds from exercises of stock options of $30.7 million. These payments were partially offset by stock repurchases of $12.0 million. In addition, the Company paid dividends on the Series A Preferred Stock of $4.8 million as well as $2.5 million of acquisition notes payable.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses, and in 2021 also consisted of the acquisition of three dealerships. The Company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet it liquidity needs for the next twelve months. Management continually evaluates capital requirements and options to facilitate our growth strategy, and currently believes capital is adequate to support the business and its growth strategy under various market conditions.

As of December 31, 2021, the Company had liquidity of approximately $98.1 million in cash and had working capital of approximately $109.3 million.

Capital expenditures include expenditures to extend the useful life of current facilities, relating to purchases of new capital assets and construction, and to expand operations. For the years ended December 31, 2021 and 2020, the Company invested approximately $21.3 million and $18.6 million in capital expenditures, respectively.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are capital to maintain our current operations and to support our planned pipeline of greenfield build-to-suits. We may also use our resources for the funding of potential acquisitions. During 2022, we anticipate discretionary capital spending for maintaining current operations of approximately $8 million. We also anticipate spending $3.6 million to complete the buildout of our Elkhart dealership facility, plus an additional $5.6 million for land purchases for future greenfield development. Greenfield land purchases and build-to-suits are expected to be financed through leasing partners. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will mostly be financed using the M&T floorplan facility.

We have financing commitments that will require $5.5 million in 2022 for the current portion of long-term debt associated with our M&T Bank term loan and repayment of notes associated with acquisitions. We also have approximately $2.0 in obligations associated with 2022 payments on our current financing leases.

We expect to meet our short-term liquidity requirements primarily through current cash on hand and cash generated by operations. We also have a firm commitment to finance the $3.6 million associated with the completion of our Elkhart dealership facility, and plan to obtain lease financing for the $5.6 million land purchases and the additional costs of building out greenfield dealerships on these properties. Additional sources of funds, should we need them, include the $25 million M&T revolving credit line, all of which is available.

We believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our operating and growth requirements for at least the next twelve months. We believe that we have access to additional funds, if needed, through the capital markets under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

Long-Term Material Cash Requirements

Beyond the next twelve months, our principal demands for funds will be for maintenance of our core business, and continued growth through greenfields and acquisitions. Additional funds may be spent on technology and efficiency investments, at our discretion.

Known obligations beyond the next twelve months include approximately $8 million in annual maintenance capital. Our long-term debt repayment will require $13.8 million beyond the next twelve months. Our average greenfield dealership requires $16 to $18 million for land and development, all of which are expected to be financed through leases, plus approximately $1 million in self-funded start-up operational capital. RV inventory will be financed through our floorplan facility with M&T. The average acquisition costs $4 to $13 million, plus RV inventory which is financed using our floorplan facility, plus entering into a lease arrangement with the seller or a third party.

M&T Credit Facility

On March 15, 2018, the Company replaced its existing debt agreements with Bank of America with a $200 million Senior Secured Credit Facility (the “M&T Facility” and the related credit agreement, the “Credit Agreement”). The M&T Facility included a $175 million M&T floor plan line of credit (“M&T Floor Plan Line of Credit”), a $20 million M&T term loan (“M&T Term Loan”), and a $5 million M&T revolver (“M&T Revolver”). The M&T Facility requires the Company to meet certain financial covenants and is secured by substantially all of the assets of the Company. The M&T Facility was originally due to mature on March 15, 2021. The maturity date was subsequently extended to September 15, 2021.

On March 6, 2020, the Company entered into the Third Amendment and Joinder to Credit Agreement (“Third Amendment”). Pursuant to the Third Amendment, Star Land of Houston, LLC (the “Mortgage Loan Borrower”) and Lone Star Diversified, LLC (“Diversified”), wholly owned subsidiaries of LDRV Holdings Corp, became parties to the Credit Agreement and were identified as additional loan parties. The existing borrowers and guarantors also requested that the lenders provide a mortgage loan credit facility covering acquisition, construction, and permanent mortgage financing for a property acquired by the Mortgage Loan Borrower (the “M&T Mortgage”). The amount borrowed under the M&T Mortgage was $6.136 million. The M&T Mortgage bears interest at (a) LIBOR plus an applicable margin of 2.25% or (b) the Base Rate plus a margin of 1.25%. The M&T Mortgage requires monthly payments of principal of $0.03 million and was due to mature on September 15, 2021 when all remaining principal and accrued interest payments become due.

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

As of December 31, 2021, there was $192.2 million outstanding under the M&T Floor Plan Line of Credit, $10.1 million outstanding under the M&T Term Loan and $5.7 million outstanding under the M&T Mortgage.

Please refer to the discussion above under “COVID-19 Developments” for a discussion of measures we took in the spring of 2020 to protect our liquidity, including by applying for, receiving and using the PPP Loans, and the potential impact on liquidity going forward, which disclosure is incorporated into this “Liquidity and Capital Resources” section by reference.

Inflation

The Company has experienced higher than normal RV wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. The Company believes it has managed to increase its retail prices to offset these cost increases without dampening consumer demand. The Company cannot accurately anticipate the effect of inflation on its operations from possible continued cost increases, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

Cyclicality

Unit sales of RV vehicles historically have been cyclical, fluctuating with general economic cycles. During economic downturns the RV retailing industry tends to experience similar periods of decline and recession as the general economy. The Company believes that the industry is influenced by general economic conditions and particularly by consumer confidence, the level of personal discretionary spending, fuel prices, interest rates and credit availability.

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

We believe that, of our significant accounting policies (see Note 2 of the financial statements included in this Form 10-K), the following policies are the most critical:

Basis of Presentation

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, the allowance for doubtful accounts, stock-based compensation and fair value of warrant liabilities.

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

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 16 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a cash dividend payment is declared by the Board.

Stock Based Compensation

The Company accounts for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation (“ASC 718”). ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from operating activities. We record excess tax benefits and tax deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the consolidated statements of operations in the period in which they occur.

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

Item 8. Financial Statements and Supplementary Data

Lazydays Holdings, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lazydays Holdings, Inc. (the Company) as of December 31, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for the year then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 11, 2022 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Orlando, Florida

March 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Lazydays Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Lazydays Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of operations, consolidated statements of stockholders’ equity and consolidated statements of cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As disclosed in Notes 2, 18 and 19 the accompanying financial statements as of December 31, 2020 and for the year ended December 31, 2020 have been restated to correct an error.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

PCAOB ID 688

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Lazydays Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2021, and the related consolidated statement of operations, stockholders’ equity and cash flows for the year then ended of the Company and our report dated March 11, 2022 expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Chilhowee Trailer Sales, Inc., BYRV, Inc., BYRV Oregon, Inc., BYRV Washington, Inc. and Burlington RV Superstore, Inc. from its assessment of internal control over financial reporting as of December 31, 2021, because they were acquired by the Company in business combinations in 2021. We have also excluded Chilhowee Trailer Sales, Inc., BYRV, Inc., BYRV Oregon, Inc., BYRV Washington, Inc. and Burlington RV Superstore, Inc. from our audit of internal control over financial reporting. Chilhowee Trailer Sales, Inc., BYRV, Inc., BYRV Oregon, Inc., BYRV Washington, Inc. and Burlington RV Superstore, Inc. are wholly owned subsidiaries whose total revenues represent approximately 7% of the related consolidated financial statement amount as of and for the year ended December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. There were deficiencies in the design and operation of information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report dated March 11, 2022 on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Orlando, Florida

March 11, 2022

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

		As of
	As of	December 31, 2020
	December 31, 2021	(Restated)

ASSETS
Current assets
Cash	$98,120	$63,512
Receivables, net of allowance for doubtful accounts of $456 and $659 at December 31, 2021 and December 31, 2020, respectively	30,604	19,464
Inventories	242,906	116,267
Income tax receivable	1,302	1,898
Prepaid expenses and other	2,703	2,740
Total current assets	375,635	203,881

Property and equipment, net	120,748	106,320
Operating lease assets	32,004	15,472
Goodwill	80,318	45,095
Intangible assets, net	87,800	72,757
Other assets	1,623	473
Total assets	$698,128	$443,998

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

		As of
	As of	December 31, 2020
	December 31, 2021	(Restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$58,999	$38,781
Dividends payable	1,210	1,210
Floor plan notes payable, net of debt discount	192,220	105,399
Financing liability, current portion	1,970	1,462
Long-term debt, current portion	5,510	24,161
Operating lease liability, current portion	6,441	3,164
Total current liabilities	266,350	174,177

Long term liabilities
Financing liability, non-current portion, net of debt discount	102,466	78,634
Long term debt, non-current portion, net of debt discount	13,684	8,445
Operating lease liability, non-current portion	25,563	12,056
Deferred income tax liability	13,663	15,091
Warrant liabilities	15,293	15,096
Total liabilities	437,019	303,499

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2021 and December 31, 2020; liquidation preference of $60,000 as of December 31, 2021 and December 31, 2020, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,694,417 and 9,656,041 shares issued and 12,987,105 and 9,514,742 outstanding at December 31, 2021 and December 31, 2020, respectively	-	-
Additional paid-in capital	121,831	71,226
Treasury Stock, at cost, 707,312 and 141,299 shares at December 31, 2021 and December 31, 2020, respectively	(12,515)	(499)
Retained earnings	96,810	14,789
Total stockholders’ equity	206,126	85,516
Total liabilities and stockholders’ equity	$698,128	$443,998

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

		For the year ended
	For the year ended	December 31, 2020
	December 31, 2021	(Restated)
Revenues
New and pre-owned vehicles	$1,111,921	$729,872
Other	123,127	87,238
Total revenues	1,235,048	817,110

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the
LIFO reserve of $4,811 and ($93), respectively)	883,314	615,954
Other	26,954	22,174
Total cost applicable to revenue	910,268	638,128

Transaction costs	1,744	935
Depreciation and amortization	14,411	11,262
Stock-based compensation	750	1,566
Selling, general, and administrative expenses	183,781	117,688
Income from operations	124,094	47,531
Other income/expenses
PPP loan forgiveness	6,626	-
Interest expense	(8,500)	(8,047)
Change in fair value of warrant liabilities	(11,711)	(14,494)
Inducement Loss on Warrant Conversion	(246)	-
Total other expense	(13,831)	(22,541)
Income before income tax expense	110,263	24,990
Income tax expense	(28,242)	(10,364)
Net income	$82,021	$14,626
Dividends on Series A Convertible Preferred Stock	(4,801)	(6,283)
Net income attributable to common stock and participating securities	$77,220	$8,343

EPS:
Basic	$4.43	$0.50
Diluted	$3.74	$0.41
Weighted average shares outstanding:
Basic	11,402,655	9,809,783
Diluted	19,540,031	18,089,257

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2021 AND DECEMBER 31, 2020

(Dollar amounts in thousands except for share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2019 (Restated)	8,506,666	$-	78,000	$(314)	$70,195	$4,802	$74,683
Stock-based compensation	-	-	-	-	1,566	-	1,566
Repurchase of treasury stock	-	-	63,299	(185)	-	-	(185)
Conversion of warrants and options	1,107,181	-	-	-	774	-	774
Shares issued pursuant to the Employee Stock Purchase Plan	42,194	-	-	-	335	-	335
Dividends on Series A preferred stock	-	-	-	-	(1,644)	(4,639)	(6,283)
Net income	-	-	-	-	-	14,626	14,626
Balance at December 31, 2020 (Restated)	9,656,041	-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	750	-	750
Repurchase of treasury stock	-	-	566,013	(12,016)			(12,016)
Conversion of warrants and options	3,940,770	-	-	-	54,018	-	54,018
Shares issued pursuant to the Employee Stock Purchase Plan	97,606	-	-	-	638	-	638
Dividends on Series A preferred stock	-	-	-	-	(4,801)		(4,801)
Net income	-	-	-	-	-	82,021	82,021
Balance at December 31, 2021	13,694,417	-	707,312	$(12,515)	$121,831	$96,810	$206,126

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020 (Restated)

Cash Flows From Operating Activities
Net income	$82,021	$14,626
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	750	1,566
Bad debt expense	128	320
Depreciation and amortization of property and equipment	8,386	6,682
Amortization of operating lease assets	-	3,632
Amortization of intangible assets	6,025	4,580
Amortization of debt discount	261	109
Non-cash lease expense	80	186
(Gain) Loss on sale of property and equipment	(156)	7
Deferred income taxes	(1,428)	(1,360)
PPP loan forgiveness	(6,626)	-
Change in fair value of warrant liabilities	11,711	14,494
Inducement loss on warrant conversion	246	-
Changes in operating assets and liabilities:
Receivables	(8,473)	(2,396)
Inventories	(105,511)	63,357
Prepaid expenses and other	37	426
Income tax receivable/payable	595	(1,572)
Other assets	(1,130)	(215)
Accounts payable, accrued expenses and other current liabilities	15,855	10,192
Operating lease liability	-	(3,567)

Total Adjustments	(79,250)	96,441

Net Cash Provided By Operating Activities	2,771	111,067

Cash Flows From Investing Activities
Cash paid for acquisitions	(63,036)	(16,653)
Proceeds from sales of property and equipment	174	4,970
Purchases of property and equipment	(21,264)	(18,641)

Net Cash Used In Investing Activities	(84,126)	(30,324)

Cash Flows From Financing Activities
Net borrowings (repayments) under M&T bank floor plan	73,097	(59,442)
Borrowings under Houston mortgage with M&T bank	-	14,840
Repayment of long term debt with M&T bank	(4,250)	(2,303)
Proceeds from financing liability	26,226	12,772
Repayments of financing liability	(1,843)	(1,101)
Payment of dividends on Series A preferred stock	(4,801)	(10,983)
Repurchase of Treasury Stock	(12,016)	(185)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	714	335
Proceeds from exercise of warrants	11,582	-
Proceeds from exercise of stock options	30,675	629
Repayments of acquisition notes payable	(2,501)	(3,102)
Loan issuance costs	(920)	(149)

Net Cash Provided By (Used In) Financing Activities	115,963	(48,689)

Net Increase In Cash	34,608	32,054

Cash - Beginning	63,512	31,458

Cash - Ending	$98,120	$63,512

See the accompanying notes to the consolidated financial statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

	For the year ended December 31, 2021	For the year ended December 31, 2020 (Restated)

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,301	$8,176
Cash paid during the period for income taxes net of refunds received	$29,070	$13,296

Non-Cash Investing and Financing Activities
Fixed assets purchased with accounts payable	$203	$3,534
Accrued dividends on Series A Preferred Stock	$1,210	$1,210
Operating lease assets - ASC 842 adoption	$-	$(17,781)
Operating lease liabilities - ASC 842 adoption	$-	$17,845
Operating lease assets	$(20,659)	$(756)
Operating lease liabilities	$20,659	$756
Notes payable incurred in acquisitions	$-	$1,600
Net assets acquired in acquisitions	$28,163	$12,137

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in fifteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, one in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington and one in the state of Wisconsin. Lazydays RV also has a dedicated service center location near Houston, Texas. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles, and sells related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warrant providers. It also offers to its customers such ancillary services as overnight campground and restaurant facilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2021 and 2020 include the accounts of Holdings, Lazy Days R.V. Center, Inc. and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of: Lazydays Land Holdings, LLC; Lazydays RV America, LLC; Lazydays RV Discount, LLC; Lazydays Mile Hi RV, LLC; LDRV of Tennessee LLC; Lazydays of Minneapolis LLC; Lazydays of Central Florida, LLC; Lone Star Acquisition LLC; Lone Star Diversified LLC; LDRV Acquisition Group of Nashville LLC; LDRV of Nashville LLC; Lazydays RV of Phoenix, LLC; Lazydays RV of Elkhart, LLC; Lazydays Land of Elkhart, LLC; Lazydays Service of Elkhart, LLC; Lazydays RV of Chicagoland, LLC; Lazydays Land of Chicagoland, LLC; Lazydays Land of Phoenix, LLC; LDL of Fort Pierce, LLC; Lazydays RV of Iowa, LLC; Lazydays Land of Minneapolis, LLC; Lazydays RV of Reno, LLC; Lazydays RV of Ohio, LLC; Airstream of Knoxville at Lazydays RV, LLC; Lazydays of Maryville, LLC; Lazydays RV of Oregon, LLC; and Lazydays RV of Wisconsin, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Segments

The Company operates one reportable segment, which includes all aspects of our RV dealership operations which include sales of new and pre-owned RVs, assisting customers with vehicle financing and protection plans, servicing and repairing new and pre-owned RVs, sales of RV parts and accessories and campground facilities. We identified our reporting segment by considering the level at which the operating results are regularly reviewed by the Company’s chief operating decision maker to allocate resources and assess performance.

Restatement of Previously Reported Financial Statements

On April 12, 2021, in the SEC Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”), the SEC staff clarified its interpretations of certain generally accepted accounting principles related to certain terms that are common in warrants issued in connection with the initial public offerings of SPACs. The SEC Staff Statement addressed certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company that preclude the warrants from being classified as components of equity. In May 2021, management of the Company concluded that the Company’s previously issued consolidated financial statements for the years ended December 31, 2020, 2019 and 2018 and for each of the interim quarterly periods therein (the “Non-Reliance Period”) could no longer be relied upon. As such, the Company restated its financial statements in its Annual Report on Form 10-K/A issued on June 25, 2021 to make the necessary accounting adjustments related to the accounting for certain previously issued warrants to conform with the SEC Staff Statement described below. These warrants included: (i) warrants to purchase 155,000 shares of common stock at a price of $11.50 per share issued in a private placement concurrently with the merger on March 15. 2018 (the “Private Warrants”) and (ii) warrants to purchase 2,522,458 shares of common stock at a price of $11.50 per share issued in connection with the Private Investment in Public Equity (PIPE) transaction that occurred with the merger on March 15, 2018. (the “PIPE Warrants”). Since issuance, these warrants had been classified within equity in the Company’s financial statements. A third class of warrants, the Company’s Public Warrants issued in connection with the merger on March 15, 2018, were evaluated and determined to be properly stated as equity.

As clarified by the SEC staff interpretation of Accounting Standards Codification 815-40, Contracts in an Entity’s Own Equity, (“ASC 815-40”), the Company’s Private Warrants and PIPE Warrants are classified as liabilities with changes in the estimated fair values of the derivative instruments reported in the statement of operations.

As a result of the above, the Company restated its consolidated financial statements for the Non-Reliance Period to reflect: (i) the Private Warrants as liabilities for all periods presented and (ii) the PIPE Warrants as liabilities for all periods presented.

The impact of the restatement on the consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows for the Non-Reliance Period is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

The tables below set forth certain consolidated balance sheet amounts originally reported, adjustments, and the restated amounts as of December 31, 2020.

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

The tables below set forth the consolidated statements of operations amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020.

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

The tables below set forth the consolidated statements of cash flow amounts originally reported, adjustments, and the restated balances for the years ended December 31, 2020.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, inventory write-downs, the allowance for doubtful accounts, stock-based compensation and fair value of warrant liabilities.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Cash consists of business checking accounts with its banks, the first $250 of which is insured by the Federal Deposit Insurance Corporation. There are no cash equivalents as of December 31, 2021 and 2020.

Revenue Recognition

The core principle of revenue recognition is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company applies a five-step model for revenue measurement and recognition.

Revenues are recognized when control of the promised goods or services is transferred to customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations. The following table represents the Company’s disaggregation of revenue:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

New vehicle revenue	$725,114	$479,611
Pre-owned vehicle revenue	386,807	250,261
Parts, accessories, and related services	47,261	38,630
Finance and insurance revenue	72,647	45,123
Campground and other revenue	3,219	3,485
Total	$1,235,048	$817,110

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

Campground revenue is recognized over the time period of use of the campground.

The Company receives commissions from the sale of insurance and vehicle service contracts to customers. In addition, the Company arranges financing for customers through various financial institutions and receives commissions. The Company may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by its customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicle and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams. The Company recognized finance and insurance revenues, less the addition to the charge-back allowance, which is included in other revenue as follows:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

Gross finance and insurance revenues	$80,364	$50,341
Additions to charge-back allowance	(7,717)	(6,217)
Net Finance Revenue	$72,647	$44,124

The Company has an accrual for charge-backs which totaled $8,243 and $5,553 at December 31, 2021 and December 31, 2020, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon completion of each respective performance obligation. These contract liabilities are included in Note 9 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the year ended December 31, 2021, $5,027 of the contract liabilities as of December 31, 2020 were either recognized in revenue or cancelled.

Occupancy Costs

As a retail merchandising organization, the Company has elected to classify occupancy costs as selling, general and administrative expense in the consolidated statements of operations.

Shipping and Handling Fees and Costs

The Company reports shipping and handling costs billed to customers as a component of revenues, and related performance obligation costs are reported as a component of costs applicable to revenues. For the years ended December 31, 2021 and December 31, 2020, respectively, shipping and handling included as a component of revenue were $3,807 and $3,262.

Receivables

The Company sells to customers and arranges third-party financing, as is customary in the industry. These financing arrangements result in receivables from financial institutions. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts based on its historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $8,437 and $3,627 as of December 31, 2021 and 2020, respectively.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all our reporting units and perform a detailed quantitative test of impairment (Step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis, (Step 2) to measure such impairment. At December 31, 2021, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified at December 31, 2021.

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

Financing Costs

Debt financing costs are recorded as a debt discount and are amortized over the term of the related debt. Amortization of debt discount included in interest expense was $257 and $170 for the years ended December 31, 2021 and December 31, 2020, respectively.

Impairment of Long-Lived Assets

The Company evaluates the carrying value of long-lived assets whenever events or changes in circumstances indicate that intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires the Company to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Management believes there have been no changes in events or circumstances that would indicate an impairment of long-lived assets existed as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2021 and 2020 because of the relatively short maturities of these instruments. The carrying amount of the Company’s bank debt approximates fair value as of December 31, 2021 and 2020 because the debt bears interest at a rate that approximates the current market rate at which the Company could borrow funds with similar maturities.

Cumulative Redeemable Convertible Preferred Stock

The Company’s Series A Preferred Stock (See Note 16 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a cash dividend payment is declared by the Board of Directors.

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

We record excess tax benefits and tax deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the consolidated statements of operations in the period in which they occur.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted loss per common share:

		Year ended
	Year ended	December 31, 2020
(Dollars in thousands - except share and per share amounts)	December 31, 2021	(Restated)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	50,474	4,897
Net earnings allocated to common stock	50,474	4,897
Net earnings allocated to participating securities	26,746	3,446
Net earnings allocated to common stock and participating securities	$77,220	$8,343

Weighted average shares outstanding for basic earning per common share	11,102,298	9,509,426
Dilutive effect of warrants and options	300,357	300,357
Weighted average shares outstanding for diluted earnings per share computation	11,402,655	9,809,783

Basic income per common share	$4.43	$0.50
Diluted income per common share	$3.74	$0.41

During the years ended December 31, 2021 and 2020, respectively, the denominator of the basic EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Weighted average outstanding common shares	11,102,298	9,509,426
Weighted average prefunded warrants	300,357	300,357
Weighted shares outstanding - basic	$11,402,655	$9,809,783

During the years ended December 31, 2021 and 2020, respectively, the denominator of the dilutive EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Weighted average outstanding common shares	11,102,298	9,509,426
Weighted average prefunded warrants	300,357	300,357
Weighted average warrants	1,536,921	1,068,198
Weighted average options	558,198	1,128,295
Weighted average convertible preferred stock	6,042,257	6,082,981
Weighted shares outstanding - diluted	19,540,031	18,089,257

For the years ended December 31, 2021 and 2020, respectively, the following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Stock options	245,000	-
Shares issuable under the Employee Stock Purchase Plan	6,625	54,721
Share equivalents excluded from EPS	251,625	54,721

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2021, the Company identified adjustments required to correct earnings per share for the year ended December 31, 2020 and the first two quarters of 2021. The errors discovered resulted in an overstatement in earnings per share of $0.07 basic and $0.16 diluted for the year ended December 31, 2020, an overstatement of $0.09 basic and understatement of $0.03 diluted for the three months ended March 31, 2021, and an overstatement of $0.27 basic and $0.16 diluted and $0.36 basic and $0.25 for the three and six months ended June 30, 2021, respectively.

Based on an analysis of Accounting Standards Codification (“ASC”) 250 – “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements will be prospectively corrected in the Form 10-Q for the first two quarters of 2021.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $22,097 and $12,941 for the years ended December 31, 2021 and December 31, 2020, respectively.

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

Seasonality and Effects of Weather

The Company’s operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota and Indiana, Oregon, Washington and Wisconsin generally experience modestly higher vehicle sales during the spring months.

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

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the year ended December 31, 2021, three manufacturers accounted for 46.4%, 30.6% and 18.9% of RV purchases. During the year ended December 31, 2020, four manufacturers accounted for 26.1%, 25.0%, 24.0% and 19.5% of RV purchases.

The Company is subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if the Company is in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida locations, the Colorado locations, the Arizona locations, and the Tennessee locations which generate greater than 10% of revenues, were as follows:

	For the year ended	For the year ended
	December 31, 2021	December 31, 2020

Florida	48%	63%
Colorado	11%	14%
Arizona	11%	10%
Tennessee	14%	<10%

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

As described under Note 11 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of December 31, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate as between May 2020 and December 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the pandemic, including the Delta and Omicron variants, and our liquidity could be negatively impacted, if sales trends from May 2020 through December 2021 are reversed, which may occur, for example, if consumer preferences shift towards cruise line, air travel and hotel industries.

Our operations also depend on the continued health and productivity of our employees at our dealership and service locations and corporate headquarters throughout this pandemic. The extent to which the COVID-19 pandemic ultimately impacts our business, results of operations, and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including the severity and duration of the COVID-19 pandemic, the efficacy and availability of vaccines, and further actions that may be taken in response by individuals, businesses and federal, state and local governments. Even after the COVID-19 pandemic has subsided, we may experience significant adverse effects to our business as a result of its global economic impact, including any economic recession or downturn and the impact of such a recession or downturn on unemployment levels, consumer confidence, levels of personal discretionary spending, credit availability and any long term disruptions in supply chain.

Reclassifications

Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

Lease Recognition

At inception of a contract, we determine whether an arrangement is or contains a lease. For all leases, we determine the classification as either operating or financing.

Operating lease assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date and lease liability amounts are based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Because most of our leases do not provide information to determine an implicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments. Operating lease assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for together as a single lease component. Leases that are determined to be finance leases are recorded as financing liabilities. See Note 8. – Financing Liabilities.

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to December 31, 2021 through the date these consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact that this new standard will have on our consolidated financial statements.

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

NOTE 3 – BUSINESS COMBINATIONS

Acquisitions of Dealerships

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

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that, Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington each constituted a business. The allocation of the fair value of the assets acquired is still preliminary for Chilhowee, BYRV and Burlington primarily due to any final adjustments necessary to parts inventory as the examination and inventory of parts acquired is not yet complete. As a result, the Company determined its final allocation for Korges, Total RV, and Camp-Land and preliminary allocation for Chilhowee, BYRV and Burlington of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2021			2020
	BYRV	Other	Total	Total

Inventories	$10,862	$10,548	$21,410	$18,932
Accounts receivable and prepaid expenses	2,176	657	2,833	1,167
Property and equipment	939	629	1,568	5,417
Intangible assets	17,795	3,270	21,065	8,480
Total assets acquired	31,772	15,104	46,876	33,996

Accounts payable, accrued expenses and other current liabilities	2,367	2,061	4,428	1,004
Total liabilities assumed	2,367	2,061	4,428	1,004

Net assets acquired	$29,405	$13,043	$42,448	$32,992

The fair value of consideration paid was as follows:

	2021			2020
	BYRV	Other	Total	Total

Purchase Price:	$49,506	$13,530	$63,036	$16,653
Note payable issued to former owners	-	-	-	1,600
Floor plan notes payable	6,912	7,373	14,285	20,855
	$56,418	$20,903	$77,321	$39,108

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from, Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and the Company, and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. Goodwill associated with the transaction is detailed below:

	2021			2020
	BYRV	Other	Total	Total

Total consideration	$56,418	$20,903	$77,321	$39,108
Less net assets acquired	29,405	13,043	42,448	32,992
Goodwill	$27,013	$7,860	$34,873	$6,116

The following table summarizes the Company’s preliminary allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2021.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$365	9.8 years
Dealer Agreements	$20,700	9.8 years

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing during 2020.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$250	8-10 years
Dealer Agreements	$8,000	8-10 years
Noncompete Agreement	$230	5 years

The Company recorded approximately $82.9 million in revenue and $11.8 million in pre-tax income during the year ended December 31, 2021 related to the 2021 acquisitions. The Company recorded approximately $39.5 million in revenue and $2.4 million in net income prior to income taxes during the year ended December 31, 2020 related to the 2020 acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase of Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington had been consummated on January 1, 2020.

	For the year ended December 31, 2021	For the year ended December 31, 2020 (Restated)
Revenue	$1,353,239	$1,094,584
Income before income taxes	$125,410	$51,608
Net income	$93,987	$35,654

The Company adjusted the combined income of Lazydays RV with Korges, Total RV, Camp-Land, Chilhowee, BYRV and Burlington and adjusted net income to eliminate business combination expenses as well as the incremental depreciation and amortization associated with the purchase price allocation for Korges, Total RV and Camp-Land and the preliminary purchase price allocation for Chilhowee, BYRV and Burlington to determine pro forma net income.

Goodwill that is deductible for tax purposes was determined to be $61,135 related to all acquisitions.

NOTE 4 – RECEIVABLES, NET

Receivables consist of the following:

	As of	As of
	December 31, 2021	December 31, 2020

Contracts in transit and vehicle receivables	$24,182	$15,995
Manufacturer receivables	4,105	2,705
Finance and other receivables	2,773	1,423
	31,060	20,123
Less: Allowance for doubtful accounts	(456)	(659)
	$30,604	$19,464

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by the Company’s customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenues.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	As of	As of
	December 31. 2021	December 31, 2020

New recreational vehicles	$177,744	$92,434
Pre-owned recreational vehicles	66,013	22,967
Parts, accessories and other	7,586	4,493
	251,343	119,894
Less: excess of current cost over LIFO	(8,437)	(3,627)
Total	$242,906	$116,267

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of	As of
	December 31, 2021	December 31, 2020

Land	$31,910	$25,954
Building and improvements including leasehold improvements	94,720	74,767
Furniture and equipment	12,874	8,572
Company vehicles	1,333	987
Construction in progress	5,786	13,606
	146,623	123,886

Less: Accumulated depreciation and amortization	(25,875)	(17,566)

	$120,748	$106,320

Depreciation and amortization expense is set forth in the table below:

	As of	As of
	December 31, 2021	December 31, 2020

Depreciation	$8,386	$6,682

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The following is a summary of changes in the Company’s goodwill for the years ended December 31, 2021 and 2020:

Balance as of January 1, 2020	$38,979
Acquisitions	6,116
Balance as of December 31, 2020	45,095
Acquisitions	34,873
Measurement period adjustments	350
Balance as of December 31, 2021	$80,318

Intangible assets and the related accumulated amortization are summarized as follows:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$64,500	$14,008	$50,492	$43,800	$8,901	$34,899
Customer relationships	10,155	3,102	7,053	9,790	2,233	7,557
Non-Compete agreements	230	75	155	230	29	201
	74,885	17,185	57,700	53,820	11,163	42,657
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	30,100	-	30,100
	$104,985	$17,185	$87,800	$83,920	$11,163	$72,757

Amortization expense is set forth in the table below:

	As of	As of
	December 31. 2021	December 31. 2020

Amortization	$6,025	$4,580

Estimated future amortization expense is as follows:

Years ending
2022	$7,226
2023	7,226
2024	7,226
2025	7,158
2026	6,479
Thereafter	22,385
$57,700

As of December 31, 2021, the weighted average remaining amortization period was 9.79 years.

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

On March 10, 2020, the Company sold certain land for $4,921 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease did not commence until 2021 when the planned construction on the property was completed and a certificate of occupancy granted. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 6.4%. At the conclusion of the 20-year lease period, the financing liability residual will be $4,921, which will correspond to the carrying value of the land. As part of the lease, the Company could have drawn up to $12,483 from the lessor through the construction completion date to pay for certain improvements on the premises. As of December 31, 2021, the Company drew $11,538 to complete such improvements. Repayments on advances are made over the term of the lease and are factored into the calculation of the outstanding financing liability.

On August 11, 2021, the Company sold certain land for $2,500 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. As part of the lease, the Company can draw up to $3,600 from the lessor through the construction completion date to pay for certain improvements on the premises. Repayments on advances will made over the term of the lease and will be factored into the calculation of the outstanding financing liability. The lease will not commence until 2022 when the planned construction on the property is completed and a certificate of occupancy granted.

On October 1, 2021, the Company sold certain land, building and improvements for $13,250 and is leasing back the property from the purchaser over a non-cancellable period of 20 years. The lease contains renewal options at lease termination, with three options to renew for 10 additional years each and contains a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liability has an implied interest rate of 6.06%. At the conclusion of the 20-year lease period, the financing liability residual will be $2,775, which will correspond to the carrying value of the land.

The financing liabilities, net of debt discount, is summarized as follows:

	As of	As of
	December 31. 2021	December 31. 2020

Financing liability	$104,638	$80,254
Debt discount	(202)	(158)
Financing liability, net of debt discount	104,436	80,096
Less: current portion	1,970	1,462
Financing liability, non-current portion	$102,466	$78,634

The future minimum payments required by the arrangements are as follows:

			Total
Years ending December 31,	Principal	Interest	Payment
2022	$1,970	$8,090	$10,060
2023	2,289	8,407	10,696
2024	2,635	8,740	11,375
2025	3,005	9,089	12,094
2026	3,405	9,455	12,860
Thereafter	70,522	144,620	215,142
	$83,826	$188,401	$272,227

For the year ended December 31, 2021, the Company made interest payments of $5,520 and principal payments of $1,920. For the year ended December 31, 2020, the Company made interest payments of $4,816 and principal payments of $1,118.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of December 31, 2021	As of December 31, 2020

Accounts payable	$28,356	$18,077
Other accrued expenses	5,064	4,713
Customer deposits	8,511	6,002
Accrued compensation	8,564	4,311
Accrued charge-backs	8,243	5,553
Accrued interest	261	125
Total	$58,999	$38,781

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

As of December 31, 2021, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 7.5 years and 5.0%, respectively.

Operating lease costs were $5,309 and $3,809 for the years ended December 31, 2021 and 2020, respectively, including variable lease costs. There were no short term leases for the year ended December 31, 2021.

Maturities of lease liabilities as of December 31, 2021 were as follows:

Maturity Date	Operating Leases
2022	$6,441
2023	6,257
2024	5,238
2025	4,310
2026	3,108
Thereafter	13,296
Total lease payments	38,650
Less: Imputed interest	6,646
Present value of lease liabilities	$32,004

The following presents supplemental cash flow information related to leases during 2021 and 2020:

	As of	As of
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$5,309	$3,809

ROU assets obtained in exchange for lease liabilities:
Operating leases	$20,659	$756
Finance lease	24	$4,015
	$20,683	$4,771

NOTE 11 – DEBT

M&T Financing Agreement

On March 15, 2018, the Company terminated and replaced the Bank of America (“BOA”) credit facility with a $200,000 Senior Secured Credit Facility with M&T Bank (the “M&T Facility”). The M&T Facility included a Floor Plan Facility (the “M&T Floor Plan Line of Credit”), a Term Loan (the “M&T Term Loan”), and a Revolving Credit Facility (the “M&T Revolver”). The M&T Facility was originally due to mature on March 15, 2021. On February 13, 2021, the Company signed an agreement with M&T to extend the maturity date to June 15, 2021. On June 14, 2021, an additional agreement was signed to extend the maturity date to September 15, 2021. The M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all of the assets of the Company. The costs of the M&T Facility were recorded as a debt discount.

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

On July 14, 2021, the Company entered into an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties, (“new M&T Facility”). The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility. The new M&T Facility requires the Company to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the new M&T Facility were recorded as a debt discount. The new M&T facility matures on July 14, 2024.

As of December 31, 2021, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of December 31, 2021, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $63,225 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has LIBOR borrowings bearing interest at LIBOR plus 2.25% and a Base Rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of December 31, 2021, the mortgage balance was $5,701 and the interest rate was 2.3535%.

Floor plan Line of Credit

The $327,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90,000 may be used to finance pre-owned vehicle inventory and $1,000 for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. The interest rate in effect as of December 31, 2021 was 2.10425%. Principal payments become due upon the sale of the vehicle. Additionally, principal payments are required to be made once the vehicle reaches a certain number of days on the lot. The average outstanding principal balance was $100,013 and the related floor plan interest expense was $1,852 for the year ended December 31, 2021.

The M&T Floor Plan Line of Credit consists of the following as of December 31, 2021 and 2020:

	As of December 31, 2021	As of December 31, 2020

Floor plan notes payable, gross	$192,868	$105,486
Debt discount	(648)	(87)
Floor plan notes payable, net of debt discount	$192,220	$105,399

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The interest rate in effect at December 31, 2021 was 2.3597% and the balance was $10,092.

Revolver

The $25,000 M&T Revolver allows the Company to draw up to $25,000. The M&T Revolver bears interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the year ended December 31, 2021, there were no outstanding borrowings under the M&T Revolver. As a result, there was $25,000 available under the M&T Revolver.

PPP Loans

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP loans (the “Notes”), such PPP Loans bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest are required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of December 31, 2021, all of the PPP Loans had a portion forgiven for a total of $6,626. The United States Small Business Administration (“SBA”) has stated that it intends to audit the PPP loan application of any Company, like us, that received PPP loan proceeds of more than $2 million and as a result of such audit, could demand repayment of up to the entire loan amount forgiven. However, the Company believes that it has used the proceeds for eligible purposes consistent with the provisions of the Cares Act, and we are not currently party to or aware of any contemplated proceeding with the SBA or any other government authority with respect to our PPP Loans.

Long-term debt consists of the following as of December 31, 2021 and 2020:

	As of December 31, 2021			As of December 31, 2020
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan and Mortgage	$15,793	$(93)	$15,700	$18,758	$(41)	$18,717
Paycheck Protection Program Loans	$819	$-	$819	8,704	-	8,704
Acquisition notes payable (See Note 3)	2,675	-	2,675	5,185	-	5,185
Total long-term debt	19,287	(93)	19,194	32,647	(41)	32,606
Less: current portion	5,510	-	5,510	24,161	-	24,161
Long term debt, non-current	$13,777	$(93)	$13,684	$8,486	$(41)	$8,445

Future maturities of long term debt are as follows:

Future Maturities of Long Term Debt

Years ending December 31,
2022	$5,501
2023	3,607
2024	9,779
2025	400
2026	-
Total	$19,287

NOTE 12 – INCOME TAXES

The components of the Company’s income tax expense are as follows:

	Year ended	Year ended
	December 31, 2021	December 31, 2020
Current:
Federal	$23,867	$9,187
State	5,804	2,536
	29,671	11,723

Deferred:
Federal	(1,161)	(1,177)
State	(268)	(182)
	(1,429)	(1,359)
Income tax expense	$28,242	$10,364

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2021 and 2020) to the Company’s income tax expense is as follows:

			Year Ended
	Year Ended		December 31, 2020
	December 31, 2021		(Restated)
	Amount	%	Amount	%
Income taxes at statutory rate	$23,155	21.0%	$5,248	21.0%
Non-deductible expense	40	0.0%	40	0.2%
State income taxes, net of federal tax effect	4,352	4.0%	1,856	7.4%
PPP loan forgiveness	(1,391)	-1.3%	-	0.0%
Stock-based compensation and officer compensation	(430)	-0.4%	235	0.9%
Change in fair value of warrant liabilities	2,511	2.3%	3,043	12.2%
Other credits and changes in estimate	5	0.0%	(58)	-0.2%
Income tax expense	$28,242	25.6%	$10,364	41.5%

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

Deferred tax assets and liabilities were as follows:

	As of	As of
	December 31, 2021	December 31, 2020

Deferred tax assets:
Accounts receivable	$116	$167
Accrued charge-backs	2,093	1,412
Other accrued liabilities	1,258	1,530
Goodwill	-	-
Financing liability	16,871	15,085
Transaction costs	-	-
Stock based compensation	596	1,009
Other, net	164	535
	21,098	19,738

Deferred tax liabilities:
Prepaid expenses	(303)	(198)
Goodwill	(857)	(480)
Inventories	(6,303)	(5,343)
Property and equipment	(14,782)	(15,073)
Intangible assets	(12,516)	(13,735)
	(34,761)	(34,829)

Net deferred tax (liabilities)	$(13,663)	$(15,091)

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

The Company is subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, Tennessee, Texas, Indiana, Oregon and Wisconsin as well as the city of Portland, OR. The Company is no longer subject to the examination by Federal and state taxing authorities for years prior to 2018. Florida has completed its examinations through December 31, 2017 with no additional taxes due. The Company recognizes interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in the statements of operations for the periods presented were insignificant.

NOTE 13 – RELATED PARTY TRANSACTIONS

There were no related party transactions during the year ended December 31, 2021 and 2020.

NOTE 14 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) plan with profit sharing provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, the Company makes discretionary matching contributions to employees’ 401(k). The Company made contributions to the Plan of $1,450 and $847 for the year ended December 31, 2021 and 2020, respectively.

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

On December 17, 2021, William P. Murnane, the Company’s CEO and Chairman of the board notified the Company’s Board of Directors (the “Board”) of his decision to resign as the Company’s CEO. On December 22, 2021, Mr. Murnane resigned as Chairman of the Board, effective immediately. On December 23, 2021, the Company accelerated the Date of Termination of Mr. Murnane under his employment agreement to January 1, 2022.

December 23, 2021, the Board appointed director Robert T DeVincenzi, 62, as interim Chief Executive Officer, effective January 1, 2022. In connection with his appointment, Mr. DeVincenzi and the Company entered into an employment agreement, dated January 3, 2022 (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. DeVincenzi is entitled to receive a monthly base salary of $37.5 and a one-time transition payment of $25. Additionally, Mr. DeVincenzi was granted an option to purchase 25,032 shares of common stock at an exercise price of $30.00 (the “Option Award”) under the Company’s 2018 Long Term Incentive Plan (the “Plan”), as well as a one-time restricted stock unit award under the Plan of 10,613 restricted stock units (the “RSU Award”). The RSU Award and Option Award each become vested on December 31, 2022, provided that Mr. DeVincenzi remains employed by the Company or on the Company’s Board of Directors, in each case, from the grant date of each such award through December 31, 2022. Pursuant to the terms of the Employment Agreement, Mr. DeVincenzi’s employment may be terminated at any time by the Company or Mr. DeVincenzi.

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

Director Compensation

The Company’s non-employee members of the board of directors will receive annual cash compensation of $50 for serving on the board of directors, $5 for serving on a committee of the board of directors (other than the Chairman of each of the committees) and $10 for serving as the Chairman of any of the committees of the board of directors. In addition, in lieu of stock options for the year ended December 31, 2019, the board members received a one-time cash payment of $50 during the year ended December 31, 2020.

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

The discount associated with the Series A Preferred Stock was not accreted during the year ended December 31, 2021 because redemption was not currently deemed to be probable.

In September 2020, the Company declared a dividend payment for all outstanding dividends through September 30, 2020 of $10,983, which was paid on October 5, 2020. In December 2021, the Company declared a dividend payment of $1,210 for outstanding dividends through December 31, 2021 which is included in dividends payable in the accompanying consolidated balance sheets.

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

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. Stock options are canceled upon termination of employment. As of December 31, 2021, there were 250,399 shares of common stock available to be issued under the Incentive Plan.

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. The Company issued 97,606 and 42,194 shares of common stock pursuant to the ESPP for the year ended December 31, 2021 and 2020, respectively. As a result, as of December 31, 2021, there were 725,142 shares available for issuance. During the years ended December 31, 2021 and 2020, the Company recorded $349 and $135, respectively of stock based compensation expense related to the ESPP.

Stock Repurchase Program

On November 6, 2019, the Board of Directors of Lazydays authorized the repurchase of up to $4.0 million of the Company’s common stock through December 31, 2020. During the year ended December 31, 2020, the Company repurchased 63,299 shares of common stock for $185 under the 2019 program.

On September 13, 2021, the Board of Directors of the Company authorized the repurchase of up to $25 million of the Company’s common stock through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

During the year ended December 31, 2021, the Company repurchased 566,013 shares of common stock for $12,016. All repurchased shares are included in treasury stock in the consolidated balance sheets.

Common Stock

On June 1, 2020, 42,194 shares of common stock at a price per share of $3.587 were issued to the participants of the ESPP for a value of $335 which included 51,437 shares issued to participants on December 1, 2020, but not issued by the Transfer Agent until January 21, 2021.

On June 1, 2021, 23,670 shares of common stock at a price per share of $13.81 were issued to the participants of the ESPP for a value of $327.

On December 1, 2021, 22,499 shares of common stock at a price per share of $13.81 were issued to the participants of the ESPP for a value of $311.

Simultaneous with the Mergers, in addition to the Series A Preferred Stock and warrants issued in the PIPE Investment, the Company sold 2,653,984 shares of common stock, perpetual non-redeemable pre-funded warrants to purchase 1,339,499 shares of common stock at an exercise price of $0.01 per share, and five-year warrants to purchase 1,630,927 shares of common stock at an exercise price of $11.50 per share for gross proceeds of $34,783. The Company incurred offering costs of $2,065 which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2021, 300,357 of the pre-funded warrants remain outstanding.

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

The Company had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2021	4,632,087	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(1,212,982)	$-
Warrants outstanding December 31, 2021	3,419,105	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

The Company determined the following fair values for the outstanding warrants recorded as liabilities at December 31:

	December 31, 2021	December 31, 2020
		(Restated)
PIPE Warrants	$13,603	$13,716
Private Warrants	1,690	1,380
Total warrant liabilities	$15,293	$15,096

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2021	4,063,362	$10.60
Granted	245,000	$21.32
Cancelled or terminated	(195,841)	$-
Exercised	(2,825,849)	$10.83
Options outstanding at December 31, 2021	1,286,672	$11.87	2.80	$12,162
Options vested at December 31, 2021	306,147	$10.26	1.56	$3,453

Awards with Market Conditions

The expense recorded for awards with market conditions was ($336) and $923 for the years ended December 31, 2021 and 2020, respectively, which is included in operating expenses in the consolidated statements of operations.

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

During the year ended December 31, 2021, stock options to purchase 245,000 shares of common stock were issued to employees and board members. The options have an exercise price of $21.01, $22.41 or $23.11. A portion of the options had a five year life and a four year vesting period. The remaining options had a five year life and a three year vesting period. The fair value of the awards of $2,920 was determined using the Black-Scholes option pricing model. The fair values of the 2021 and 2020 options was based on the following range of assumptions:

Risk free interest rate	0.25%-1.07%
Expected term (years)	3.5-3.75
Expected volatility	55%-81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $531 for the year ended December 31, 2021 and $508 for the year ended December 31, 2020, which is included in operating expenses in the consolidated statements of operations.

As of December 31, 2021, total unrecorded compensation cost related to non-vested awards was $3,916 which is expected to be amortized over a weighted average service period of approximately 3.13 years. For year ended December 31, 2021, the weighted average grant date fair value of awards issued during the period was $4.24 per share.

The intrinsic value of stock options exercised was $29,393 and $241 for the years ended December 31, 2021 and 2020, respectively. During 2021 and 2020 the current tax benefit related to stock-based awards was $1,087 and $0, respectively.

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

					December 31. 2020
	December 31, 2021				(Restated)
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$13,603	$13,603	$-	$-	$13,716	$13,716	$-	$-
Private Warrants	1,690	-	-	1,690	1,380	-	-	1,380
Total	$15,293	$13,603	$-	$1,690	$15,096	$13,716	$-	$1,380

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2021	December 31. 2020
		(Restated)
Stock Price	$21.54	$16.25
Strike Price	$11.50	$11.50
Expected life	1.20	2.20
Volatility	57.4%	81.2%
Risk Free rate	0.46%	0.14%
Dividend yield	0.00%	0.00%
Fair value of warrants	$5.45	$4.45

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the year ended December 31, 2021 and 2020:

			December 31, 2020
	December 31, 2021		(Restated)
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$13,716	$1,380	$555	$192
Exercise or conversion	(7,208)	-	(145)	-
Measurement adjustment	7,095	310	13,306	1,187
Balance - end of year	$13,603	$1,690	$13,716	$1,379

NOTE 19 – QUARTERLY FINANCIAL DATA (Unaudited and Restated)

The following tables present certain unaudited consolidated quarterly financial information for each of the quarters previously issued in 2020.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.

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

Our management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2021. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on such evaluation, management identified a material weakness in internal controls related to ineffective information technology general controls (ITGCs) two areas: (a) Program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of the inability to systematically identify all changes made to the financial reporting system. Although a change process is in place, system limitations prevented the systematic identification of all changes. In addition, some users were found to have the ability to facilitate changes beyond what was necessary for their specific job responsibilities; (b) Review of access of user permissions and separation of duties. Our current technology platform makes the provisioning and maintenance of user permissions difficult to categorize and assess for possible conflicts that could weaken controls.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2021, the Company’s internal control over financial reporting was not effective.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2021. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Management has been designing and implementing, and continues to implement, measures intended to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (a) Developing enhanced risk assessment procedures and controls related to changes in IT systems, including the development and deployment of reporting and tools that allows for improved controls and monitoring of changes in our IT environment; (b) Developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (c) Implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; (d) Designing and implementing role-based access and permissions, supported by implementing technology that provides for improving controls and monitoring around assigning and changing the assignment of roles and permissions to users; and (e) and enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2022.

Management excluded the operations of the dealerships acquired in the Chilhowee, BYRV, and Burlington transactions (together the “2021 Acquisitions”) from the assessment of internal control over financial reporting as of December 31, 2021. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2021. Collectively, these operations accounted for approximately 7% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2021.

The registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct is available on our corporate website at www.lazydays.com by clicking on the link “Investor Relations” on our homepage and then clicking on the link “Governance” and then clicking on the link “Code of Business Conduct” under “Governance Documents.” You also may obtain a printed copy of the Code of Business Conduct by sending a written request to: Investor Relations, Lazydays Holdings, Inc., 4042 Parks Oaks Blvd, Suite 350, Tampa, FL 33610. In addition, the Code of Business Conduct is available in print to any stockholder who requests it by contacting Investor Relations at investors@lazydays.com or 855-629-3995. In the event that we amend or waive any of the provisions of the Code of Business Conduct that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2022 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

1. Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc. and A. Lorne Weil (included as Annex A to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

2.2	Asset Purchase Agreement among BYRV, Inc., BYRV Washington, Inc., Bruce Young, Mark Bretz, The Bruce A. Young Revocable Trust, The Bruce A. Young 2021 Gift Trust and Lazydays RV of Oregon, LLC, effective as of July 9, 2021 (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021 and incorporated herein by reference).

3.1	Form of Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

3.2	Form of Amended and Restated Bylaws of Lazydays Holdings, Inc. (included as Annex B to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

3.3	Certificate of Designations of Series A Preferred Stock of Lazydays Holdings, Inc. (included as Annex D to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Lazydays Holdings, Inc. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (SEC File No. 333-221723) filed on January 16, 2018 and incorporated herein by reference).

4.2	Form of Unit Purchase Option (filed as Exhibit 4.5 of Andina’s Form S-1/A filed on November 6, 2015 and incorporated herein by reference).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Andina (filed as Exhibit 4.7 of Andina’s Form S-1/A filed on November 6, 2015 and incorporated herein by reference).

4.4	Form of Specimen Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

4.5	Form of Common Stock purchase warrant (filed as Exhibit 4.5 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

4.6	Form of Pre-Funded Common Stock Purchase warrant (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

4.7	Description of Registrant’s Securities (filed as Exhibit 4.7 to the Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference).

10.1	Registration Rights Agreement between Andina and certain security holders of Andina (incorporated by reference to Exhibit 10.1 of Andina’s Current Report on Form 8-K filed on December 1, 2015 and incorporated herein by reference).

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.4.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

Exhibit Number	Description

10.4.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.5	Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.6	Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.7	Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8	Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.9	Restated Credit Agreement, dated as of July 14, 2021, by and among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021 and incorporated herein by reference).

10.10	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith (filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018 and incorporated herein by reference).

10.11	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018 and incorporated herein by reference).

10.12	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.13	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.14	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on May 22, 2018 and incorporated herein by reference).

10.15	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019 and incorporated herein by reference).

10.16	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (filed as Exhibit 10.2 to the Form 8-K filed on May 23, 2019 and incorporated herein by reference).

10.17	Form of Term Note (U.S. Small Business Administration Paycheck Protection Program) in favor of M&T Bank (filed as Exhibit 10.1 to the Form 8-K filed on May 4, 2020 and incorporated herein by reference)

21.1	Subsidiaries of the Company.*

23.1	Consent of RSM US LLP.*

23.2	Consent of Marcum LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2021, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZYDAYS HOLDINGS, INC.

/s/ Robert DeVincenzi
Robert DeVincenzi
Interim Chief Executive Officer

Date: March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert DeVincenzi	Interim Chief Executive Officer and Director	March 11, 2022
Robert DeVincenzi	(Principal Executive Officer)

/s/ Nicholas J. Tomashot	Chief Financial Officer	March 11, 2022
Nicholas Tomashot	(Principal Financial Officer and Principal Accounting Officer)

/s/ Jerry Comstock	Director	March 11, 2022
Jerry Comstock

/s/ James J. Fredlake	Director	March 11, 2022
James J. Fredlake

/s/ Jordan Gnat	Director	March 11, 2022
Jordan Gnat

/s/ Erika Serow	Director	March 11, 2022
Erika Serow

/s/ Christopher S. Shackelton	Director and Chairman of the Board	March 11, 2022
Christopher S. Shackelton

