Form 10-Q
period 2022-03-31
Lazydays Holdings, Inc.
filed 2022-05-06
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38424

Lazydays Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	82-4183498
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

4042 Park Oaks Blvd, Tampa, Florida	33610
(Address of Principal Executive Offices)	(Zip Code)

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

There were 13,874,932 shares of common stock, par value $0.0001, issued and outstanding as of May 4, 2022.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended March 31, 2022

Disclosure Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets
Cash	$89,558	$98,120
Receivables, net of allowance for doubtful accounts of $456 at March 31, 2022 and December 31, 2021, respectively	51,649	30,604
Inventories	283,997	242,906
Income tax receivable	-	1,302
Prepaid expenses and other	2,590	2,703
Total current assets	427,794	375,635

Property and equipment, net	126,361	120,748
Operating lease assets	30,718	32,004
Goodwill	80,413	80,318
Intangible assets, net	85,993	87,800
Other assets	1,547	1,623
Total assets	$752,826	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands except for share and per share data)

	As of	As of
	March 31, 2022	December 31, 2021
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$63,137	$58,999
Income taxes payable	7,675	-
Dividends payable	1,184	1,210
Floor plan notes payable, net of debt discount	230,347	192,220
Financing liability, current portion	2,053	1,970
Long-term debt, current portion	4,646	5,510
Operating lease liability, current portion	6,396	6,441
Total current liabilities	315,438	266,350

Long term liabilities
Financing liability, non-current portion, net of debt discount	102,192	102,466
Long term debt, non-current portion, net of debt discount	12,512	13,684
Operating lease liability, non-current portion	24,358	25,563
Deferred income tax liability	13,663	13,663
Warrant liabilities	13,239	15,293
Total liabilities	481,402	437,019

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of March 31, 2022 and December 31, 2021; liquidation preference of $60,000 as of March 31, 2022 and December 31, 2021, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,843,182 and 13,694,417 shares issued and 12,049,073 and 9,656,041 outstanding at March 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	123,037	121,831
Treasury Stock, at cost, 1,794,109 and 707,312 shares at March 31, 2022 and December 31, 2021, respectively	(31,690)	(12,515)
Retained earnings	125,094	96,810
Total stockholders’ equity	216,441	206,126
Total liabilities and stockholders’ equity	$752,826	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except for share and per share data)

(Unaudited)

	For the three	For the three
	months ended	months ended
	March 31, 2022	March 31, 2021
Revenues
New and pre-owned vehicles	$340,460	$244,881
Other	35,701	26,112
Total revenues	376,161	270,993

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $2,460 and $1,887, respectively)	269,927	201,219
Other	7,046	5,656
Total cost applicable to revenue	276,973	206,875

Transaction costs	34	375
Depreciation and amortization	4,084	3,225
Stock-based compensation	523	372
Selling, general, and administrative expenses	55,918	37,723
Income from operations	38,629	22,423
Other income/expenses
PPP loan forgiveness	-	478
Interest expense	(2,912)	(1,866)
Change in fair value of warrant liabilities	1,540	(6,468)
Inducement Loss on Warrant Conversion	-	(246)
Total other expense	(1,372)	(8,102)
Income before income tax expense	37,257	14,321
Income tax expense	(8,973)	(5,477)
Net income	$28,284	$8,844
Dividends on Series A Convertible Preferred Stock	(1,184)	(1,184)
Net income attributable to common stock and participating securities	$27,100	$7,660

EPS:
Basic	$1.44	$0.45
Diluted	$1.17	$0.35
Weighted average shares outstanding:
Basic	12,798,100	10,897,203
Diluted	20,561,136	20,297,715

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2022 THROUGH MARCH 31, 2022

(Amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2021	13,694,417	$-	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	-	-	-	-	523	-	523
Repurchase of treasury stock	-	-	1,086,797	(19,175)	-	-	(19,175)
Conversion of warrants and options	148,765	-	-	-	1,867	-	1,867
Shares issued pursuant to the Employee Stock Purchase Plan	-	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	28,284	28,284
Balance at March 31, 2022	13,843,182	-	1,794,109	$(31,690)	$123,037	$125,094	$216,441

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH MARCH 31, 2021

(Amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)		(1,184)
Net income	-	-	-	-	-	8,844	8,844
Balance at March 31, 2021	10,757,393	-	141,299	$(499)	$92,101	$23,633	$115,235

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021

Cash Flows From Operating Activities
Net income	$28,284	$8,844
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	523	372
Bad debt expense	11	2
Depreciation and amortization of property and equipment	2,277	1,944
Amortization of intangible assets	1,807	1,281
Amortization of debt discount	108	43
Non-cash lease expense	36	11
Loss (gain) on sale of property and equipment	6	(3)
PPP loan forgiveness	-	(478)
Change in fair value of warrant liabilities	(1,540)	6,468
Inducement loss on warrant conversion	-	246
Tax benefit related to stock-based awards	(74)	-
Changes in operating assets and liabilities:
Receivables	(20,838)	(10,343)
Inventories	(41,412)	6,946
Prepaid expenses and other	113	(737)
Income tax receivable/payable	9,051	5,477
Other assets	76	(49)
Accounts payable, accrued expenses and other current liabilities	4,139	4,799
Total Adjustments	(45,717)	15,979
Net Cash (Used In) Provided By Operating Activities	(17,433)	24,823
Cash Flows From Investing Activities
Cash paid for acquisitions	-	(4,302)
Proceeds from sales of property and equipment	15	3
Purchases of property and equipment	(7,911)	(1,868)
Net Cash Used In Investing Activities	(7,896)	(6,167)
Cash Flows From Financing Activities
Net borrowings (repayments) under M&T bank floor plan	38,066	(15,028)
Repayment of long term debt with M&T bank	(1,790)	(802)
Proceeds from financing liability	254	3,688
Repayments of financing liability	(472)	(344)
Payment of dividends on Series A preferred stock	(1,210)	(1,210)
Repurchase of Treasury Stock	(19,175)	-
Proceeds from exercise of warrants	-	11,582
Proceeds from exercise of stock options	1,353	244
Repayments of acquisition notes payable	(259)	(801)
Loan issuance costs	-	(28)
Net Cash Provided By (Used In) Financing Activities	16,767	(2,699)
Net (Decrease) Increase In Cash	(8,562)	15,957
Cash - Beginning	98,120	63,512
Cash - Ending	$89,558	$79,469

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the three months ended March 31, 2022	For the three months ended March 31, 2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,633	$1,802

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,184	$1,184
Operating lease assets	$-	$(388)
Operating lease liabilities	$-	$388
Net assets acquired in acquisitions	$-	$2,161

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in sixteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington and one in the state of Wisconsin. Lazydays RV also has a dedicated service center location near Houston, Texas. Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. It also offers to its customers such ancillary services as overnight campground and restaurant facilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. For additional information, these condensed consolidated financial statements should be read in conjunction with Lazydays Holdings, Inc.’s consolidated financial statements and notes as of December 31, 2021 and 2020 included in the Annual Report on Form 10-K filed with the SEC on March 11, 2022. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazy Days R.V. Center, Inc. and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC; Lazydays RV America, LLC; Lazydays RV Discount, LLC; Lazydays Mile Hi RV, LLC; LDRV of Tennessee LLC; Lazydays of Minneapolis LLC; Lazydays of Central Florida, LLC; Lone Star Acquisition LLC; Lone Star Diversified LLC; LDRV Acquisition Group of Nashville LLC; LDRV of Nashville LLC; Lazydays RV of Phoenix, LLC; Lazydays RV of Elkhart, LLC; Lazydays Land of Elkhart, LLC; Lazydays Service of Elkhart, LLC; Lazydays RV of Chicagoland, LLC; Lazydays Land of Chicagoland, LLC; Lazydays Land of Phoenix, LLC; LDL of Fort Pierce, LLC; Lazydays RV of Iowa, LLC; Lazydays land of Minneapolis, LLC; Lazydays RV of Reno, LLC; Lazydays RV of Ohio, LLC; Airstream of Knoxville at Lazydays RV, LLC; Lazydays of Maryville, LLC; Lazydays RV of Oregon, LLC; and Lazydays RV of Wisconsin, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended
	March 31, 2022	March 31, 2021

New vehicle revenue	$217,436	$167,411
Pre-owned vehicle revenue	123,024	77,470
Parts, accessories, and related services	12,666	10,261
Finance and insurance revenue	21,635	14,608
Campground and other revenue	1,400	1,243
Total	$376,161	$270,993

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

	Three months ended
	March 31, 2022	March 31, 2021

Gross finance and insurance revenues	$23,748	$16,054
Additions to charge-back allowance	(2,113)	(1,446)
Net Finance Revenue	$21,635	$14,608

The Company has an accrual for charge-backs, which totaled $8,706 and $8,243 at March 31, 2022 and December 31, 2021, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon satisfaction of each respective performance obligation. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the three months ended March 31, 2022, $5,277 of contract liabilities as of December 31, 2021 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories as well as retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $10,897 and $8,437 as of March 31, 2022 and December 31, 2021, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended March 31,
	2022	2021
(Dollars in thousands - except share and per share amounts)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	18,411	4,928
Net earnings allocated to common stock	18,411	4,928
Net earnings allocated to participating securities	8,689	2,732
Net earnings allocated to common stock and participating securities	$27,100	$7,660

Weighted average shares outstanding for basic earning per common share	12,497,743	10,596,846
Dilutive effect of warrants and options	300,357	300,357
Weighted average shares outstanding for diluted earnings per share computation	12,798,100	10,897,203

Basic income per common share	$1.44	$0.45
Diluted income per common share	$1.17	$0.35

During the three months ended March 31, 2022 and 2021, respectively, the denominator of the basic EPS was calculated as follow:

	Three months ended March 31,
	2022	2021
Weighted average outstanding common shares	12,497,743	10,596,846
Weighted average prefunded warrants	300,357	300,357
Weighted shares outstanding - basic	$12,798,100	$10,897,203

During the three months ended March 31, 2022 and 2021, respectively, the denominator of the dilutive EPS was calculated as follows:

	Three months ended March 31,
	2022	2021
Weighted average outstanding common shares	12,497,743	10,596,846
Weighted average prefunded warrants	300,357	300,357
Weighted average warrants	1,244,495	1,475,444
Weighted average options	438,143	1,844,714
Weighted average convertible preferred stock	6,080,398	6,080,354
Weighted shares outstanding - diluted	20,561,136	20,297,715

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2022	2021
Shares underlying Series A Convertible Preferred Stock	-	-
Shares underlying warrants	-	-
Stock options	270,032	-
Shares issuable under the Employee Stock Purchase Plan	31,874	-
Share equivalents excluded from EPS	301,906	-

As of March 31, 2022, the Company had declared dividends of $1,184 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on April 1, 2022. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of March 31, 2022. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2021, the Company identified adjustments required to correct earnings per share for the first two quarters of 2021. The errors discovered resulted an overstatement of $0.09 basic and understatement of $0.03 diluted for the three months ended March 31, 2021, and an overstatement of $0.27 basic and $0.16 diluted and $0.36 basic and $0.25 diluted for the three and six months ended June 30, 2021, respectively.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such, no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements are being corrected prospectively in this Form 10-Q for the quarter ended March 31, 2022 and in the Form 10-Q for the second quarter of 2022.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled approximately $7,677 and $4,412 for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended March 31, 2022, three major manufacturers accounted for 49.8%, 29.1% and 17.2% of RV purchases.

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

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended
	March 31, 2022	March 31, 2021

Florida	52%	61%
Tennessee	13%	12%
Arizona	<10%	12%
Colorado	<10%	11%

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

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of March 31, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to March 31, 2022 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements.

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

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Chilhowee, BYRV and Burlington each constituted a business. The allocation of the fair value of the assets acquired is final for Chilhowee. The allocation of the fair value of the assets acquired is still preliminary for BYRV and Burlington primarily due to any final adjustments necessary to parts inventory as the examination and inventory of parts acquired is not yet complete. As a result, the Company determined its final allocation for Chilhowee and preliminary allocation for BYRV and Burlington of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2021
	BYRV	Other	Total

Inventories	$10,862	$10,226	$21,088
Accounts receivable and prepaid expenses	2,176	875	3,051
Property and equipment	939	629	1,568
Intangible assets	17,795	3,270	21,065
Total assets acquired	31,772	15,000	46,772

Accounts payable, accrued expenses and other current liabilities	2,367	2,054	4,421
Total liabilities assumed	2,367	2,054	4,421

Net assets acquired	$29,405	$12,946	$42,351

The fair value of consideration paid was as follows:

	2021
	BYRV	Other	Total

Purchase Price:	$49,506	$13,530	$63,036
Note payable issued to former owners	-	-	-
Floor plan notes payable	6,912	7,373	14,285
	$56,418	$20,903	$77,321

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed from, Chilhowee, BYRV and Burlington. The primary items that generated the goodwill are the value of the synergies between the acquired businesses and the Company, and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. Goodwill associated with the transactions is detailed below:

	2021
	BYRV	Other	Total

Total consideration	$56,418	$20,903	$77,321
Less net assets acquired	29,405	12,946	42,351
Goodwill	$27,013	$7,957	$34,970

Goodwill is expected to be deductible for income tax purposes to the extent the Company has income tax basis.

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$365	10 years
Dealer Agreements	$20,700	10 years

The Company recorded approximately $51,855 in revenue and $5,851 in income before income taxes during the period from January 1, 2022 to March 31, 2022 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase Chilhowee, BYRV and Burlington had been consummated on January 1, 2021.

	For the three months ended March 31,
	2022	2021
Revenue	$376,161	$323,530
Income before income taxes	$37,257	$20,636
Net income	$28,284	$13,833

The Company adjusted the combined income of Lazydays RV with Chilhowee, BYRV and Burlington and adjusted net income to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously untaxed acquired entities to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	March 31, 2022	December 31, 2021

New recreational vehicles	$217,263	$177,744
Pre-owned recreational vehicles	69,206	66,013
Parts, accessories and other	8,425	7,586
	294,894	251,343
Less: excess of current cost over LIFO	(10,897)	(8,437)
Total	$283,997	$242,906

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of March 31, 2022	As of December 31, 2021

Accounts payable	$31,639	$28,356
Other accrued expenses	4,900	5,064
Customer deposits	12,404	8,511
Accrued compensation	5,130	8,564
Accrued charge-backs	8,706	8,243
Accrued interest	358	261
Total	$63,137	$58,999

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

As of March 31, 2022, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 7.4 years and 5.0%, respectively.

Operating lease costs for the three month period ended March 31, 2022 was $1,586, including variable lease costs. There were no short term leases for the three months ended March 31, 2022.

Maturities of lease liabilities as of March 31, 2022 were as follows:

Maturity Date	Operating Leases
2022	$4,797
2023	6,257
2024	5,238
2025	4,310
2026	3,108
Thereafter	13,296
Total lease payments	37,006
Less: Imputed interest	6,252
Present value of lease liabilities	$30,754

The following presents supplemental cash flow information related to leases during 2022:

	Three months ended
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$1,586	$970

ROU assets obtained in exchange for lease liabilities:
Operating leases	$-	$388
Finance lease	24	$-
	$24	$388

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

As of March 31, 2022, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of March 31, 2022, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $59,382 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has LIBOR borrowings bearing interest at LIBOR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of March 31, 2022, the mortgage balance was $5,625 and the interest rate was 2.5391%.

Floor Plan Line of Credit

The $327,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90,000 may be used to finance pre-owned vehicle inventory and $1,000 for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day LIBOR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month LIBOR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of March 31, 2022, the interest rate on the M&T Floor Plan Line of Credit was approximately 2.45743%.

The M&T Floor Plan Line of Credit consists of the following:

	As of March 31, 2022	As of December 31, 2021

Floor plan notes payable, gross	$230,911	$192,868
Debt discount	(564)	(648)
Floor plan notes payable, net of debt discount	$230,347	$192,220

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). As of March 31, 2022, there was $9,367 outstanding under the M&T Term Loan. As of March 31, 2022, the interest rate on the M&T Term Loan was 2.6465%.

Revolver

The $25,000 M&T Revolver allows the Company to draw up to $25,000. The M&T Revolver bears interest at: (a) 30-day LIBOR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the three month period ended March 31, 2022, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for the PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which will mature on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of March 31, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626.

The following schedule includes future payments on the term loan, mortgage, PPP loans and loans for acquisitions.

Future Maturities of Long Term Debt

Years ending December 31,
2022	$3,421
2023	3,575
2024	9,762
2025	400
2026	-
Total	$17,158

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $8,973 and $5,477 for the three months ended March 31, 2022 and 2021, respectively, which represent effective tax rates of approximately 24.1% and 38.2%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense, the tax benefit associated with the exercise of stock options and the change in the fair value of warrants recorded for financial statement purposes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the former Chief Executive Officer (“CEO”) and the former Chief Financial Officer (“CFO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the CEO and the former CFO provide for initial base salaries of $540 and $325, respectively, subject to annual discretionary increases. In addition, each executive is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CEO’s target bonus is 100% of his base salary and the former CFO’s target bonus was 75% of her base salary. The employment agreements also provide that each executive is to be granted an option to purchase shares of common stock of the Company (See Note 11- Stockholders’ Equity).

The employment agreements provide that if the CEO is terminated for any reason, he is entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigns for good reason or is terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company will pay the executive severance equal to (i) two times base salary and average bonus for the CEO and (ii) one time base salary and average bonus for the former CFO.

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

On December 23, 2021, the Board appointed director Robert T DeVincenzi as interim Chief Executive Officer, effective January 1, 2022. In connection with his appointment, Mr. DeVincenzi and the Company entered into an employment agreement, dated January 3, 2022 (the “Employment Agreement”). Under the terms of the Employment Agreement, Mr. DeVincenzi is entitled to receive a monthly base salary of $37.5 and a one-time transition payment of $25. Additionally, Mr. DeVincenzi was granted an option to purchase 25,032 shares of common stock at an exercise price of $30.00 (the “Option Award”) under the Company’s 2018 Long Term Incentive Plan (the “Plan”), as well as a one-time restricted stock unit award under the Plan of 10,613 restricted stock units (the “RSU Award”). The RSU Award and Option Award each become vested on December 31, 2022, provided that Mr. DeVincenzi remains employed by the Company or on the Company’s Board of Directors, in each case, from the grant date of each such award through December 31, 2022. Pursuant to the terms of the Employment Agreement, Mr. DeVincenzi’s employment may be terminated at any time by the Company or Mr. DeVincenzi.

In May 2018, the Company entered into an offer letter with the new Chief Financial Officer (the “CFO”) of the Company. The offer letter provides for an initial base salary of $325 per year subject to annual discretionary increases. In addition, the CFO is eligible to participate in any employee benefit plans adopted by the Company from time to time and is eligible to receive an annual cash bonus based on the achievement of performance objectives. The CFO’s target bonus is 75% of his annual base salary (with a potential to earn a maximum of up to 150% of his target bonus). He was also provided with a relocation allowance of $100, which the CFO would have been required to repay if he had resigned from the Company or had been terminated by the Company for cause within two years of his start date. If he is terminated without cause, he will receive twelve months of his base salary as severance. If he is terminated following a change in control, he is also eligible to receive a pro-rated bonus, if the Board determines that the performance objectives have been met. He also was granted an option to purchase shares of common stock of the Company (See Note 11- Stockholders’ Equity).

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

The discount associated with the Series A Preferred Stock was not accreted during the three month period ended March 31, 2022 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,184 for the three months ended March 31, 2022 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on April 1, 2022 to the holders.

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

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. During the three month periods ended March 31, 2022 and 2021, the Company recorded $166 and $102, respectively, of stock based compensation related to the ESPP.

Stock Repurchase Program

On September 13, 2021, the Board of Directors of the Company authorized the repurchase of up to $25 million of the Company’s stock through December 31, 2022. On February 24, 2022, the Board of Directors authorized an additional $45 million to be used for repurchases, of which $20 million can be used through July 31, 2022, and the remaining $25 million can be used for repurchases through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

During the three months ended March 31, 2022, the Company repurchased 1,086,797 shares of common stock for $19,175. During the year ended December 31, 2021, the Company repurchased 566,013 shares of common stock for $12,016. All repurchased shares are included in treasury stock in the consolidated balance sheets.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2022	3,419,105	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(57,143)	$11.50
Warrants outstanding March 31, 2022	3,361,962	$11.50

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

	March 31, 2022	December 31, 2021
PIPE Warrants	$11,748	$13,603
Private Warrants	1,491	1,690
Total warrant liabilities	$13,239	$15,293

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. Stock options are canceled upon termination of employment. As of March 31, 2022, there were 219,117 shares of common stock available to be issued under the Incentive Plan.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	1,286,672	$11.87
Granted	25,032	$30.00
Cancelled or terminated	-	$-
Exercised	(124,489)	$10.85
Options outstanding at March 31, 2022	1,187,215	$12.36	2.77	$9,288
Options vested at March 31, 2022	272,908	$7.29	1.94	$3,013

Awards with Market Conditions

The expense recorded for awards with market conditions was $0 and $75 during the three month periods ended March 31, 2022 and 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

Awards with Service Conditions

During the year ended December 31, 2021, stock options to purchase 245,000 shares of common stock were issued to employees board members. The options have an exercise price of $21.01, $22.41 or $23.11. A portion of the options have a five year life and a four year vesting period. The remaining options had a five year life and a three year vesting period. The fair value of the awards of $2,920 was determined using the Black-Scholes option pricing model.

During the three months ended March 31, 2022, stock options to purchase 25,032 shares of common stock were issued to employees. The options have an exercise price of $30.00. The options have a five year life and a one year vesting period. The fair value of the awards of $225 was determined using the Black-Scholes option pricing model. The fair values for the 2022 and 2021 options was based on the following range of assumptions:

For the three months ended March 31, 2022

Risk free interest rate	0.25%-1.07%
Expected term (years)	3.0-3.75
Expected volatility	55%-81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $356 and $196 for the three month periods ended March 31, 2022 and 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

As of March 31, 2022, total unrecorded compensation cost related to all non-vested awards was $3,778 which is expected to be amortized over a weighted average service period of approximately 2.8 years.

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

	March 31, 2022				December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$11,748	$11,748	$-	$-	$13,603	$13,603	$-	$-
Private Warrants	1,491	-	-	1,491	1,690	-	-	1,690
Total	$13,239	$11,748	$-	$1,491	$15,293	$13,603	$-	$1,690

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	March 31, 2022	December 31, 2021
Stock Price	$20.18	$21.54
Strike Price	$11.50	$11.50
Expected life	0.96	1.20
Volatility	60.8%	57.4%
Risk Free rate	1.57%	0.46%
Dividend yield	0.00%	0.00%
Fair value of warrants	$4.80	$5.45

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the three months ended March 31, 2022 and the year ended December 31, 2021:

	March 31, 2022		December 31, 2021
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$13,603	$1,690	$13,716	$1,380
Exercise or conversion	(607)	-	(7,208)	-
Measurement adjustment	(1,248)	(199)	7,095	310
Balance at March 31, 2022	$11,748	$1,491	$13,603	$1,690

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read together with the Company’s financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 11, 2022.

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; two near Minneapolis, Minnesota; Knoxville, Nashville and Maryville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; and Milwaukee, Wisconsin. Lazydays also has a dedicated Service Center location near Houston, Texas.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. The Company has nearly 500 service bays, and each location has an RV parts and accessories store. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs approximately 1,500 people at its sixteen dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

On October 1, 2021, the Company entered into an agreement for the sale of property to CARS-DB4, LLC (“CARS4”). The Company has entered into a lease agreement with CARS4 with lease payments commencing on October 1, 2021. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

On February 24, 2022, the Board of Directors of the Company authorized the repurchase of up to $45 million of the Company’s common stock. A portion of the authorized amount of $20 million can be used for repurchases through July 31, 2022. The remaining $25 million can be used for repurchases through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

On March 1, 2022, the Company commenced operations at its new dealership location in Monticello, Minnesota near Minneapolis.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of March 31, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and December 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, including the Delta and Omicron variants, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through March 2022 are reversed, which may occur, for example, if consumer preferences shift towards cruise line, air travel and hotel industries.

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

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three month periods ended March 31, 2022 and 2021, the Company derived its revenues from these categories in the following percentages:

	For the three months ended March 31,
	2022	2021
New vehicles	57.8%	61.8%
Pre-owned vehicles	32.7%	28.6%
Other	9.5%	9.6%
	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 91% and 90% of total revenues for the three months ended March 31, 2022 and 2021, respectively. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 98% and 97% of the cost of revenues for the three months ended March 31, 2022 and 2021, respectively. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended March 31, 2022 and 2021, gross profit was $99.2 million and $64.1 million, respectively, and gross margin was 26.4% and 23.7%, respectively. Last-in, first-out (“LIFO”) adjustments were $2.5 million and $1.9 million for the three months ended March 31, 2022 and 2021, respectively, which reduced gross profit.

For the three months ended March 31, 2022, gross margins were favorably impacted by margin expansion in the Company’s new and pre-owned vehicle sales revenues primarily driven by the scarcity of dealer inventory as manufacturers ramp up production to support increased consumer demand and restock dealers to make up lost production from COVID related shutdowns. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts increased from 18.6% in the first quarter of 2021 to 21.4% in 2022.

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

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended March 31, 2022 and 2021, SG&A, as a percentage of gross profit was 56.4% and 58.8%, respectively. The decrease in this percentage reflects the fact that the growth in gross profit exceeded the growth in SG&A costs, driven primarily by the overall growth of the business, improved gross margins, improved fixed cost operating leverage, as well as overhead cost reductions, partially offset by the overhead costs associated with locations added between the two periods.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended March 31, 2022 and 2021.

Summary Financial Data

(in thousands)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Revenues
New and pre-owned vehicles	$340,460	$244,881
Other	35,701	26,112
Total revenue	376,161	270,993

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	267,467	199,332
Adjustments to LIFO reserve	2,460	1,887
Other	7,046	5,656
Total cost of revenues (excluding depreciation and amortization)	276,973	206,875

Gross profit (excluding depreciation and amortization)	99,188	64,118

Transaction costs	34	375
Depreciation and amortization expense	4,084	3,225
Stock-based compensation expense	523	372
Selling, general, and administrative expenses	55,918	37,723
Income from operations	38,629	22,423
Other income/expenses
PPP loan forgiveness	-	478
Interest expense	(2,912)	(1,866)
Change in fair value of warrant liabilities	1,540	(6,468)
Inducement loss on warrant conversion	-	(246)
Total other expense	(1,372)	(8,102)
Income before income tax expense	37,257	14,321
Income tax expense	(8,973)	(5,477)
Net income	$28,284	$8,844

Revenue

Revenue increased by approximately $105.2 million, or 38.8%, to $376.2 million from $271.0 million for the three months ended March 31, 2022 and 2021, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $95.6 million, or 39.0%, to $340.5 million from $244.9 million for the three months ended March 31, 2022 and 2021, respectively.

Revenue from new vehicle sales increased by approximately $50.0 million, or 29.9%, to $217.4 million from $167.4 million for the three months ended March 31, 2022 and 2021, respectively. This increase was due to an increase in the number of new vehicle units sold from 2,125 to 2,270, as well as an increase in the average selling price from $78,400 to $95,600 per unit

Revenue from pre-owned vehicle sales increased by approximately $45.5 million, or 58.8%, to $123.0 million from $77.5 million for the three months ended March 31, 2022 and 2021, respectively. This was primarily due to an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 1,072 to 1,478, as well as an increase in the average revenue per unit sold from approximately $67,800 to $78,800 per unit.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $9.6 million, or 36.7%, to $35.7 million from $26.1 million for the three months ended March 31, 2022 and 2021, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.4 million, or 23.4%, to $12.7 million from $10.3 million primarily due to increased level of business.

Finance and insurance revenue increased by approximately $7.0 million, or 48.1%, to $21.6 million from $14.6 million for the three months ended March 31, 2022 as compared to March 31, 2021, respectively, primarily due to higher RV unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $35.1 million, or 54.7%, to $99.2 million from $64.1 million for the three months ended March 31, 2022 and 2021, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit excluding LIFO increased $27.5 million, or 60.3%, to $73.0 million from $45.5 million for the three months ended March 31, 2022 and 2021, respectively. The increase is primarily attributable to the increase in units sold, the increase in the average selling price of new and pre-owned units, and the expansion of vehicle sales margins due to industry-wide reduced inventory levels. This increase was partially offset by a $0.6 million increase in LIFO adjustments due to increases in inventory levels and unit costs.

Other Gross Profit

Other gross profit increased by $8.2 million, or 40.1% to $28.7 million from $20.5 million for the three months ended March 31, 2022 and 2021, respectively, due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $18.2 million, or 48.2%, to $55.9 million for the three months ended March 31, 2022, from $37.7 million for the three months ended March 31, 2021. The increase was primarily related to (a) overhead associated with the Maryville, Tennessee dealership acquired in March 2021; (b) overhead associated with the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; (c) overhead associated with the Monticello, Minnesota dealership opened in March 2022; and (d) increased performance wages as a result of the increased unit sales and revenues for the period ending March 31, 2022.

Interest Expense

Interest expense increased by approximately $1.0 million to $2.9 million from $1.9 million for the three months ended March 31, 2022 and 2021, respectively, due primarily to higher floorplan balances, offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense was $9.0 million and $5.5 million for the three month periods ending March 31, 2022 and 2021, respectively.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended March 31, 2022 and 2021 are shown in the tables below.

	Three Months Ended March 31,
	2022	2021

EBITDA
Net income	$28,284	$8,844
Interest expense, net*	2,912	1,866
Depreciation and amortization of property and equipment	2,277	1,944
Amortization of intangible assets	1,807	1,281
Income tax expense	8,973	5,477
Subtotal EBITDA	44,253	19,412
Floor plan interest	(976)	(457)
LIFO adjustment	2,460	1,887
Transaction costs	34	375
PPP loan forgiveness	-	(478)
Loss (gain) on sale of property and equipment	6	(3)
Change in fair value of warrant liabilities	(1,540)	6,468
Inducement loss on warrant conversion	-	246
Stock-based compensation	523	372
Adjusted EBITDA	$44,760	$27,822

* Interest expense includes $1,730 and $1,213 relating to finance lease payments for the three months ended March 31, 2022 and 2021, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended March 31,
	2022	2021

EBITDA margin
Net income margin	7.5%	3.3%
Interest expense, net	0.8%	0.7%
Depreciation and amortization of property and equipment	0.6%	0.7%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	2.4%	2.0%
Subtotal EBITDA margin	11.8%	7.2%
Floor plan interest	-0.3%	-0.2%
LIFO adjustment	0.7%	0.7%
Transaction costs	0.0%	0.1%
PPP loan forgiveness	0.0%	-0.2%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	-0.4%	2.4%
Inducement loss on warrant conversion	0.0%	0.1%
Stock-based compensation	0.1%	0.1%
Adjusted EBITDA Margin	11.9%	10.3%

Note: Figures in the table may not recalculate exactly due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Three months ended March 31,
	2022	2021
Net income	$28,284	$8,844
Non cash adjustments	3,154	9,886
Changes in operating assets and liabilities	(48,871)	6,093
Net cash (used in) provided by operating activities	(17,433)	24,823

Net cash used in investing activities	(7,896)	(6,167)
Net cash provided by (used) in financing activities	16,767	(2,699)
Net (decrease) increase in cash	$(8,562)	$15,957

Net Cash from Operating Activities

The Company used cash in operating activities of approximately $17.4 million for the three months ended March 31, 2022, compared to cash provided by operating activities of approximately $24.8 million for the three months ended March 31, 2021. Net income increased by approximately $19.4 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Adjustments for non-cash expenses, included in net income, decreased $6.7 million to $3.2 million for the three months ended March 31, 2022 compared to the prior period. For the three months ended March 31, 2022, there was approximately $(48.9) million of cash changes in operating assets and liabilities as compared to $6.1 million of cash changes in operating assets and liabilities for the three months ended March 31, 2021. The fluctuations in assets and liabilities for the three months ended March 31, 2022 were primarily due to the increase in accounts receivable of $20.8 million, the increase in inventory of $41.4 million, the increase of $4.1 million in accounts payable and accrued expenses and other current liabilities, and the increase of $9.0 in income tax receivable/payable.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $7.9 million for the three months ended March 31, 2022, compared to cash used in investing activities of approximately $6.2 million for the three months ended March 31, 2021. Net cash used in investing activities for the three months ended March 31, 2022 was related to cash used for purchases of property and equipment of $7.9 million.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $16.8 million for the three months ended March 31, 2022, compared to cash used in financing activities of approximately $2.7 million for the three months ending March 31, 2021. Net cash provided by financing activities for the three months ended March 31, 2022 was primarily related to net borrowings on the M&T Floor Plan Line of Credit of $38.1 million, and proceeds from the exercise of stock options of $1.4 million. These cash inflows were partially offset by cash payments for the repurchase of treasury stock of $19.2 million, repayments of long term debt of $1.8 million and payments of dividends of $1.2 million.

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

As of March 31, 2022, the Company had liquidity of approximately $89.6 million in cash and had working capital of approximately $112.4 million.

Capital expenditures include expenditures to extend the useful life of current facilities, to purchase new capital assets, construction, and to expand operations. For the three months ended March 31, 2022, the Company invested approximately $7.9 million in capital expenditures, including $5.6 million in land purchases for future greenfield development.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are capital to maintain our current operations and to support our planned pipeline of greenfield build-to-suits. We may also use our resources for the funding of potential acquisitions. During 2022, we anticipate discretionary capital spending for maintaining current operations of approximately $7 million. We also anticipate spending $3.6 million to complete the buildout of our Elkhart dealership facility, plus an additional $5.6 million for land purchases for future greenfield development. Greenfield land purchases and build-to-suits are expected to be financed through leasing partners. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will mostly be financed using the M&T floorplan facility.

We have financing commitments that will require $3.4 million in 2022 for the current portion of long-term debt associated with our M&T Bank term loan and repayment of notes associated with acquisitions. We also have approximately $1.5 in obligations associated with 2022 payments on our current financing leases.

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

Known obligations beyond the next twelve months include approximately $8 million in annual maintenance capital. Our long-term debt repayment will require $12.6 million beyond the next twelve months. Our average greenfield dealership requires $16 to $20 million for land and development, all of which are expected to be financed through leases, plus approximately $1.5 million in self-funded start-up operational capital. RV inventory will be financed through our floorplan facility with M&T. The average acquisition costs $4 to $13 million, plus RV inventory which is financed using our floorplan facility, plus entering into a lease arrangement with the seller or a third party.

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

As of March 31, 2022, there was $230.9 million outstanding under the M&T Floor Plan Line of Credit, $9.4 million outstanding under the M&T Term Loan and $5.6 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the three months ended March 31, 2022, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company conducted an evaluation (the “Evaluation”), under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). That evaluation included consideration of management’s review of the Company’s information technology general controls (ITGCs) which identified a material weakness in two areas: (a) Program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted. These control deficiencies were a result of the inability to systematically identify all changes made to the financial reporting system. Although a change process is in place, system limitations prevented the systematic identification of all changes. In addition, some users were found to have the ability to facilitate changes beyond what was necessary for their specific job responsibilities; (b) Review of access of user permissions and separation of duties. Our current technology platform makes the provisioning and maintenance of user permissions difficult to categorize and assess for possible conflicts that could weaken controls. The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Management has been designing and implementing, and continues to implement, measures intended to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (a) Developing enhanced risk assessment procedures and controls related to changes in IT systems, including the development and deployment of reporting and tools that allows for improved controls and monitoring of changes in our IT environment; and (b) Developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (c) Implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; (d) Designing and implementing role-based access and permissions, supported by implementing technology that provides for improving controls and monitoring around assigning and changing the assignment of roles and permissions to users; and (e) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2022.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, includes a detailed discussion of the risk factors that could materially affect our business, financial condition or future prospects. We encourage you to read these risk factors in their entirety.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended March 31, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
January 1, 2022 - January 31, 2022	314,484	$16.97	1,021,796	$7,647
February 1, 2022 - February 28, 2022	459,076	$17.24	1,480,872	$44,733
March 1, 2022 - March 31, 2022	313,237	$18.91	1,794,109	$38,808

(1)	On September 13, 2021, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of common stock. The program will be effective through December 31, 2022.
(2)

On February 24,2022, the Board authorized a stock repurchase program authorizing us to repurchase up to $45.0 million of our shares of common stock. A portion of the program in the amount of $20.0 million will be effective through July 31, 2022. The remaining portion of the program will be effective through December 31, 2022.

On January 5, 2022, William Murnane exercised a warrant issued in the PIPE Investment with respect to 54,142 shares of our common stock pursuant to the cashless exercise provisions of the warrant, resulting in the issuance of 24,276 shares of our common stock.

The issuance was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) of such act, as exchanges of Company securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

10.1+	Employment Agreement,by and between the Company and Robert DeVincenzi, dated January 3, 2022.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 INS*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

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

Lazydays Holdings, Inc.

Dated May 6, 2022	/s/ Robert DeVincenzi
Robert DeVincenzi
Interim Chief Executive Officer Principal Executive Officer

Dated May 6, 2022	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer Principal Financial and Accounting Officer

