Form 10-Q/A
period 2022-03-31
Lazydays Holdings, Inc.
filed 2022-06-03
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

There were 11,848,922 shares of common stock, par value $0.0001, issued and outstanding as of May 4, 2022.

EXPLANATORY NOTE

Lazydays Holdings, Inc. (the “Company”) is filing this Form 10-Q/A for the period ended March 31, 2022 to amend the Company’s issued and outstanding shares as of May 4, 2022. This amended report does not reflect events occurring after the filing of the Form 10-Q on May 6, 2022, nor does it modify or update those disclosures presented in the Form 10-Q, except with respect to the modifications described in this Explanatory Note. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits to this Form 10-Q/A.

Item 6. - Exhibits.

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

Lazydays Holdings, Inc.

Dated June 3, 2022	/s/ Robert DeVincenzi
Robert DeVincenzi
Interim Chief Executive Officer Principal Executive Officer

Dated June 3, 2022	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer Principal Financial and Accounting Officer