Form 10-Q
period 2022-06-30
Lazydays Holdings, Inc.
filed 2022-08-08
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

There were 10,954,074 shares of common stock, par value $0.0001, issued and outstanding as of August 3, 2022.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended June 30, 2022

Disclosure Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	An extended slowdown in the markets in which we operate.

●	The effects of inflation.

●	The fair value of warrant liabilities may fluctuate.

●	The Company must be able to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

●	The COVID-19 pandemic had a significant adverse impact on the Company’s business, results of operations and financial condition in the first months of the COVID-19 pandemic; while increased sales since then have more than offset the initial adverse impact, there can be no assurance that such sales growth will continue at the same rate or at all, and the Company’s sales may ultimately decline, meaning that, in the long term, COVID-19 could result in a net negative impact on its business.

●	The Company’s business is affected by the availability of financing to it and its customers.

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Winnebago Industries, Inc. and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The restrictive covenants governing the Company’s credit facilities may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters (including hurricanes), whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to maintain sufficient quantity and quality of staff.

●	The Company primarily leases its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	The Company, as a party to a prior transaction with a special purpose acquisition company (or SPAC), may receive negative scrutiny of, or attention towards, its financial statements (including from the Securities and Exchange Commission), which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors (the “Board”). As a result, these holders influence the composition of the Board and future actions taken by the Board.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets
Cash	$105,359	$98,120
Receivables, net of allowance for doubtful accounts of $656 and $456 at June 30, 2022 and December 31, 2021, respectively	35,990	30,604
Inventories	321,734	242,906
Income tax receivable	4,857	1,302
Prepaid expenses and other	3,921	2,703
Total current assets	471,861	375,635

Property and equipment, net	129,439	120,748
Operating lease assets	29,008	32,004
Goodwill	78,154	80,318
Intangible assets, net	84,187	87,800
Other assets	2,046	1,623
Total assets	$794,695	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands except for share and per share data)

	As of	As of
	June 30, 2022	December 31, 2021
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$56,375	$58,999
Dividends payable	1,197	1,210
Floor plan notes payable, net of debt discount	281,830	192,220
Financing liability, current portion	2,132	1,970
Long-term debt, current portion	4,161	5,510
Operating lease liability, current portion	4,954	6,441
Total current liabilities	350,649	266,350

Long term liabilities
Financing liability, non-current portion, net of debt discount	105,617	102,466
Long term debt, non-current portion, net of debt discount	11,718	13,684
Operating lease liability, non-current portion	24,695	25,563
Deferred income tax liability	13,663	13,663
Warrant liabilities	3,588	15,293
Total liabilities	509,930	437,019

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of June 30, 2022 and December 31, 2021; liquidation preference of $60,000 as of June 30, 2022 and December 31, 2021, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,914,792 and 13,694,417 shares issued and 10,954,074 and 12,987,105 outstanding at June 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	123,525	121,831
Treasury Stock, at cost, 2,960,718 and 707,312 shares at June 30, 2022 and December 31, 2021, respectively	(50,681)	(12,515)
Retained earnings	156,938	96,810
Total stockholders’ equity	229,782	206,126
Total liabilities and stockholders’ equity	$794,695	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues
New and pre-owned vehicles	$337,320	$290,213	$677,780	$535,094
Other	36,232	32,578	71,933	58,690
Total revenues	373,552	322,791	749,713	593,784

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $1,866, $177, $4,326 and $2,064, respectively)	266,437	229,575	536,364	430,794
Other	7,829	7,002	14,875	12,658
Total cost applicable to revenue	274,266	236,577	551,239	443,452

Transaction costs	87	475	121	850
Depreciation and amortization	4,052	3,334	8,136	6,559
Stock-based compensation	729	311	1,252	683
Selling, general, and administrative expenses	61,458	44,792	117,376	82,515
Income from operations	32,960	37,302	71,589	59,725
Other income/expenses
PPP loan forgiveness	-	6,148	-	6,626
Interest expense	(3,385)	(1,861)	(6,297)	(3,727)
Change in fair value of warrant liabilities	9,652	(6,784)	11,192	(13,252)
Inducement Loss on Warrant Conversion	-	-	-	(246)
Total other income (expense)	6,267	(2,497)	4,895	(10,599)
Income before income tax expense	39,227	34,805	76,484	49,126
Income tax expense	(7,383)	(9,496)	(16,356)	(14,973)
Net income	$31,844	$25,309	$60,128	$34,153
Dividends on Series A Convertible Preferred Stock	(1,197)	(1,197)	(2,381)	(2,381)
Net income attributable to common stock and participating securities	$30,647	$24,112	$57,747	$31,772

EPS:
Basic	$1.76	$1.42	$3.14	$1.87
Diluted	$0.81	$1.10	$1.98	$1.46
Weighted average shares outstanding:
Basic	11,394,761	10,977,852	12,336,431	10,937,417
Diluted	12,871,296	14,082,334	13,914,982	14,041,899

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2022 THROUGH JUNE 30, 2022

(Amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2021	13,694,417	$-	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	-	-	-	-	523	-	523
Repurchase of treasury stock	-	-	1,086,797	(19,175)	-	-	(19,175)
Conversion of warrants and options	148,765	-	-	-	1,867	-	1,867
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	28,284	28,284
Balance at March 31, 2022	13,843,182	-	1,794,109	$(31,690)	$123,037	$125,094	$216,441
Stock-based compensation	-	-	-	$-	$729	-	$729
Repurchase of treasury stock	-	-	1,166,609	(18,991)	-	-	(18,991)
Conversion of warrants and options	31,750	-	-	-	354	-	354
Shares issued pursuant to the Employee Stock Purchase Plan	39,860	-	-	-	602	-	602
Dividends on Series A preferred stock	-	-	-	-	(1,197)	-	(1,197)
Net income	-	-	-	-	-	31,844	31,844
Balance at June 30, 2022	13,914,792	-	2,960,718	$(50,681)	$123,525	$156,938	$229,782

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH JUNE 30, 2021

(Amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)		(1,184)
Net income	-	-	-	-	-	8,844	8,844
Balance at March 31, 2021	10,757,393	-	141,299	$(499)	$92,101	$23,633	$115,235
Stock-based compensation	-	-	-	-	311	-	311
Conversion of warrants and options	97,084	-	-	-	1,497	-	1,497
Shares issued pursuant to the Employee Stock Purchase Plan	-	-	-	-	327	-	327
Dividends on Series A preferred stock	-	-	-	-	(1,197)		(1,197)
Net income	-	-	-	-	-	25,309	25,309
Balance at June 30, 2021	10,854,477	-	141,299	$(499)	$93,039	$48,942	$141,482

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Cash Flows From Operating Activities
Net income	$60,128	$34,153
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	1,252	683
Bad debt expense	76	6
Depreciation and amortization of property and equipment	4,521	3,969
Amortization of intangible assets	3,615	2,590
Amortization of debt discount	186	94
Non-cash lease expense	138	22
Loss (gain) on sale of property and equipment	2	(3)
PPP loan forgiveness	-	(6,626)
Change in fair value of warrant liabilities	(11,192)	13,252
Inducement loss on warrant conversion	-	246
Tax benefit related to stock-based awards	79	154
Changes in operating assets and liabilities:
Receivables	(3,665)	(18,663)
Inventories	(79,231)	32,223
Prepaid expenses and other	(1,144)	(1,376)
Income tax receivable/payable	(3,560)	6,828
Other assets	(423)	(4)
Accounts payable, accrued expenses and other current liabilities	(2,527)	16,119
Total Adjustments	(91,873)	49,514
Net Cash (Used In) Provided By Operating Activities	(31,745)	83,667
Cash Flows From Investing Activities
Cash paid for acquisitions	-	(4,302)
Proceeds from sales of property and equipment	18	3
Purchases of property and equipment	(12,730)	(8,992)
Net Cash Used In Investing Activities	(12,712)	(13,291)
Cash Flows From Financing Activities
Net borrowings (repayments) under M&T bank floor plan	89,487	(43,937)
Repayment of long term debt with M&T bank	(2,806)	(1,680)
Proceeds from financing liability	4,242	8,672
Repayments of financing liability	(958)	(822)
Payment of dividends on Series A preferred stock	(2,394)	(2,394)
Repurchase of Treasury Stock	(38,166)	-
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	602
Proceeds from exercise of warrants	513	11,582
Proceeds from exercise of stock options	1,706	659
Repayments of acquisition notes payable	(530)	(1,612)
Loan issuance costs	-	(28)
Net Cash Provided By (Used In) Financing Activities	51,696	(29,560)
Net Increase In Cash	7,239	40,816
Cash - Beginning	98,120	63,512
Cash - Ending	$105,359	$104,328

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the six months ended June 30, 2022	For the six months ended June 30, 2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$3,114	$1,883
Cash paid during the period for income taxes net of refunds received	$19,910	$7,990

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,197	$1,197
Operating lease assets	$(245)	$(656)
Operating lease liabilities	$245	$656
Net assets acquired in acquisitions	$-	$2,161

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in seventeen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington and one in the state of Wisconsin. Lazydays RV also has a dedicated service center location near Houston, Texas. Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. It also offers to its customers ancillary services such as overnight campground and restaurant facilities.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

New vehicle revenue	$219,186	$201,560	$436,622	$368,971
Pre-owned vehicle revenue	118,134	88,653	241,158	166,123
Parts, accessories, and related services	14,101	12,077	26,767	22,338
Finance and insurance revenue	21,382	19,738	43,017	34,346
Campground and other revenue	749	763	2,149	2,006
Total	$373,552	$322,791	$749,713	$593,784

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

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Gross finance and insurance revenues	$23,385	$21,866	$47,133	$37,921
Additions to charge-back allowance	(2,003)	(2,128)	(4,116)	(3,575)
Net Finance Revenue	$21,382	$19,738	$43,017	$34,346

The Company has an accrual for charge-backs, which totaled $9,023 and $8,243 at June 30, 2022 and December 31, 2021, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon satisfaction of each respective performance obligation. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the six months ended June 30, 2022, $21,244 of contract liabilities as of December 31, 2021 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories as well as retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $12,763 and $8,437 as of June 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
(Dollars in thousands - except share and per share amounts)
Distributed earning allocated to common stock	$-	$-	$-	$-
Undistributed earning allocated to common stock	20,028	15,552	38,763	20,467
Net earnings allocated to common stock	20,028	15,552	38,763	20,467
Net earnings allocated to participating securities	10,619	8,560	18,984	11,305
Net earnings allocated to common stock and participating securities	$30,647	$24,112	$57,747	$31,772

Weighted average shares outstanding for basic earning per common share	11,094,404	10,677,495	12,036,074	10,637,060
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding for diluted earnings per share computation	11,394,761	10,977,852	12,336,431	10,937,417

Basic income per common share	$1.76	$1.42	$3.14	$1.87
Diluted income per common share	$0.81	$1.10	$1.98	$1.46

During the three and six months ended June 30, 2022 and 2021, respectively, the denominator of the basic EPS was calculated as follow:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average outstanding common shares	11,094,404	10,677,495	12,036,074	10,637,060
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted shares outstanding - basic	$11,394,761	$10,977,852	$12,336,431	$10,937,417

During the three and six months ended June 30, 2022 and 2021, respectively, the denominator of the dilutive EPS was calculated as follows:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average outstanding common shares	11,094,404	10,677,495	12,036,074	10,637,060
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted average warrants (equity)	638,296	979,321	687,976	979,321
Weighted average warrants (liabilities)	443,763	-	478,301	-
Weighted average options	394,476	2,125,161	412,274	2,125,161
Weighted shares outstanding - diluted	12,871,296	14,082,334	13,914,982	14,041,899

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Warrants (liabilities)	-	1,521,629	-	1,521,629
Stock options	245,032	-	245,032	-
Restricted stock units	59,989	-	59,989	-
Shares issuable under the Employee Stock Purchase Plan	5,611	-	5,611	-
Share equivalents excluded from EPS	310,632	1,521,629	310,632	1,521,629

As of June 30, 2022, the Company had declared dividends of $1,197 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on July 1, 2022. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of June 30, 2022. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

Prior Period Financial Statement Correction of an Immaterial Misstatement

During the fourth quarter of 2021 and the second quarter of 2022, the Company identified adjustments required to correct earnings per share for the year ended December 31, 2021 and the first three quarters of 2021.The adjustments were due to an error in the allocation of net income to participating securities and the inclusion of liability classified warrants in determining diluted earnings per share in periods they were anti-dilutive. The errors discovered resulted an overstatement of $0.09 basic and understatement of $0.04 diluted for the three months ended March 31, 2021, an overstatement of $0.27 basic and $0.11 diluted and $0.36 basic and $0.17 diluted for the three and six months ended June 30, 2021, respectively, an understatement of $0.15 diluted for the nine months ended September 30, 2021, and an understatement of $0.19 for the year ended December 31, 2021.

Based on an analysis of “Accounting Changes and Error Corrections” (“ASC 250”), Staff Accounting Bulletin 99 – “Materiality” (“SAB 99”) and Staff Accounting Bulletin 108 – “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), the Company determined that these errors were immaterial to the previously issued condensed consolidated financial statements, and as such, no restatement was necessary. Correcting prior period financial statements for immaterial errors would not require previously filed reports to be amended. Such correction may be made the next time the registrant files the prior period financial statements. Accordingly, the misstatements are being corrected prospectively in the Form 10-Q for the quarters ended June 30, 2022 and September 30, 2022, and the Form 10-K for the year ended December 31, 2022.

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totalled approximately $8,852 and $5,201 for the three months ended June 30, 2022 and June 30, 2021, respectively, and $16,529 and $9,613 for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended June 30, 2022, three major manufacturers accounted for 44.2%, 34.6% and 17.6% of RV purchases. During the six months ended June 30, 2022, three major manufacturers accounted for 46.8%, 32.0% and 17.4% of RV purchases.

During the three months ended June 30, 2021, three major manufacturers accounted for 40.9%, 28.4% and 25.6% of RV purchases. During the six months ended June 30, 2021, three major manufacturers accounted for 44.4%, 28.4% and 22.4% of RV purchases.

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

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Florida	42%	46%	47%	51%
Tennessee	15%	16%	14%	14%
Colorado	11%	13%	<10%	12%
Arizona	<10%	13%	<10%	12%

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

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of June 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances. We expect no further forgiveness of the remaining loans.

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This standard, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Interbank Offered Rate (“LIBOR”)) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022, as a result of reference rate reform. The Company adopted ASU 2020-04 on January 1, 2022 and the adoption did not materially impact its condensed consolidated financial statements.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to June 30, 2022 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than the following item.

On July 23, 2022, the Company completed its acquisition of Dave’s Claremore RV, Inc. located in Claremore, Oklahoma (“Dave’s Claremore RV”). The purchase price for the transaction consists of the following, in each case subject to adjustment in accordance with the terms of the purchase agreement: (a) a cash payment subject to an inventory adjustment and a parts purchase price adjustment and (b) the assumption of Dave’s Claremore RV’s floorplan debt, which was paid off and added to the Company’s current floorplan.

On July 14, 2022, the Board appointed John North as Chief Executive Officer. He is also expected to serve as a director of the Company beginning at the time his employment with the Company commences. Robert DeVincenzi, the Company’s interim Chief Executive Officer, will end his service as interim Chief Executive Officer and return to his position on the Board when Mr. North’s employment begins.

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

	2021
	BYRV	Other	Total

Cash	$-	$11	$11
Inventories	10,862	10,147	21,009
Accounts receivable and prepaid expenses	2,176	875	3,051
Property and equipment	939	629	1,568
Intangible assets	17,795	3,270	21,065
Total assets acquired	31,772	14,932	46,704

Accounts payable, accrued expenses and other current liabilities	788	1,297	2,085
Total liabilities assumed	788	1,297	2,085

Net assets acquired	$30,984	$13,635	$44,619

The fair value of consideration paid was as follows:

	2021
	BYRV	Other	Total

Purchase Price:	$49,506	$13,530	$63,036
Note payable issued to former owners	-	-	-
Floor plan notes payable	6,912	7,373	14,285
	$56,418	$20,903	$77,321

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

	2021
	BYRV	Other	Total

Total consideration	$56,418	$20,903	$77,321
Less net assets acquired	30,984	13,635	44,619
Goodwill	$25,434	$7,268	$32,702

The Company recorded measurement period adjustments to goodwill of $97 and $(2,268) for the three and six months ended June 30, 2022, respectively. Goodwill is expected to be deductible for income tax purposes to the extent the Company has income tax basis.

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date	Weighted Average Amortization Period in Years
Customer Lists	$365	10 years
Dealer Agreements	$20,700	10 years

The Company recorded approximately $56,887 in revenue and $6,215 in income before income taxes during the period from April 1, 2022 to June 30, 2022 related to these acquisitions. The Company recorded approximately $108,742 in revenue and $12,067 in income before income taxes for the six months ended June 30, 2022 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase Chilhowee, BYRV and Burlington had been consummated on January 1, 2021.

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenue	$373,552	$369,586	$749,713	$686,859
Income before income taxes	$39,227	$41,180	$76,484	$61,816
Net income	$31,844	$30,345	$60,128	$44,178

The Company adjusted the combined income of Lazydays RV with Chilhowee, BYRV and Burlington and adjusted net income to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously untaxed acquired entities to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	June 30, 2022	December 31, 2021

New recreational vehicles	$268,042	$177,744
Pre-owned recreational vehicles	58,434	66,013
Parts, accessories and other	8,021	7,586
	334,497	251,343
Less: excess of current cost over LIFO	(12,763)	(8,437)
Total	$321,734	$242,906

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of June 30, 2022	As of December 31, 2021

Accounts payable	$23,862	$28,356
Other accrued expenses	5,427	5,064
Customer deposits	9,503	8,511
Accrued compensation	7,971	8,564
Accrued charge-backs	9,023	8,243
Accrued interest	589	261
Total	$56,375	$58,999

NOTE 6 – LEASES

The Company leases property and equipment throughout the United States primarily under operating leases. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheets.

Most leases include one or more options to renew, with renewal terms that can extend the lease term up to 50 years (some leases include multiple renewal periods). The exercise of lease renewal options is at our sole discretion. In addition, some of our lease agreements include rental payments adjusted periodically for inflation. Our lease agreements neither contain any residual value guarantees nor impose any significant restrictions or covenants.

The Company leases properties for its RV retail locations through nine operating leases. The Company also leases billboards and certain of its equipment through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets.

As of June 30, 2022, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 7.14 years and 5.0%, respectively.

Operating lease costs for the six month period ended June 30, 2022 was $4,034, including variable lease costs. There were no short term leases for the six months ended June 30, 2022.

Maturities of lease liabilities as of June 30, 2022 were as follows:

Maturity Date	Operating Leases
2022	$3,189
2023	6,080
2024	5,259
2025	4,343
2026	3,115
Thereafter	13,450
Total lease payments	35,436
Less: Imputed interest	5,787
Present value of lease liabilities	$29,649

The following presents supplemental cash flow information related to leases during 2022:

	Six months ended
	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$4,034	$1,961

ROU assets obtained in exchange for lease liabilities:
Operating leases	$245	$656
Finance lease	24	$24
	$269	$680

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

On May 13, 2022, the Company entered into an agreement for the sale of property to National Retail Properties, LP (“National”). The Company has entered into a lease agreement with National with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which was be paid for by National. The commencement date of the lease will occur at the completion of construction.

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

On May 13, 2022, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“First Amendment”). Pursuant to this amendment, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate.

As of June 30, 2022, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of June 30, 2022, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $29,297 pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has SOFR borrowings bearing interest at SOFR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of June 30, 2022, the mortgage balance was $5,548 and the interest rate was 3.48%.

Floor Plan Line of Credit

The $327,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90,000 may be used to finance pre-owned vehicle inventory and $1,000 for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day SOFR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month SOFR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of June 30, 2022, the interest rate on the M&T Floor Plan Line of Credit was approximately 3.5%.

The M&T Floor Plan Line of Credit consists of the following:

	As of June 30, 2022	As of December 31, 2021

Floor plan notes payable, gross	$282,338	$192,868
Debt discount	(508)	(648)
Floor plan notes payable, net of debt discount	$281,830	$192,220

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). As of June 30, 2022, there was $8,642 outstanding under the M&T Term Loan. As of June 30, 2022, the interest rate on the M&T Term Loan was 3.63%.

Revolver

The $25,000 M&T Revolver allows the Company to draw up to $25,000. The M&T Revolver bears interest at: (a) 30-day SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the three and six month periods ended June 30, 2022, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which matured on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of June 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances.

The following schedule includes future payments on the term loan, mortgage, and loans for acquisitions.

Future Maturities of Long Term Debt

Years ending December 31,
2022	$2,142
2023	3,575
2024	9,762
2025	400
2026	-
Total	$15,879

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $7,383 and $9,496 for the three months ended June 30, 2022 and 2021, respectively, which represent effective tax rates of approximately 18.8% and 27.3%, respectively. The Company recorded a provision for federal and state income taxes of $16,356 and $14,973 for the six months ended June 30, 2022 and 2021, respectively, which represent effective tax rates of approximately 21.4% and 30.5%, respectively.

The Company’s effective tax rates differ from the federal statutory rate of 21% primarily due to local and state income tax rates, net of the federal tax effect as well as the non-deductibility of stock-based compensation expense, the tax benefit associated with the exercise of stock options and the change in the fair value of warrants recorded for financial statement purposes.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

The Company entered into employment agreements with the former Chief Executive Officer (“CEO”) of the Company effective as of the consummation of the Mergers. The employment agreements with the former CEO provided for an initial base salary of $540, subject to annual discretionary increases. In addition, the former CEO was eligible to participate in any employee benefit plans adopted by the Company from time to time and was eligible to receive an annual cash bonus based on the achievement of performance objectives. The former CEO’s target bonus was 100% of his base salary. The employment agreements also provided that the former CEO was to be granted an option to purchase shares of common stock of the Company (See Note 11- Stockholders’ Equity).

The employment agreements provided that if the former CEO was terminated for any reason, he was entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigned for good reason or was terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company would pay the executive severance equal to (i) two times base salary and average bonus for the former CEO and (ii) one time base salary and average bonus for the former CFO.

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

On June 10, 2022, in consideration of his extended service, Mr. DeVincenzi was granted an additional option award to purchase 29,599 shares of common stock at an exercise price of $14.55 under the Plan, as well as an additional RSU award under the Plan of 15,464 restricted stock units. The additional awards each become vested on April 30, 2023 provided that Mr. DeVincenzi continues in the role of interim Chief Executive Officer until August 31, 2022 or until appointment of a permanent Chief Executive Officer, and as long as he remains a member of the Board of Directors of the Company until April 30, 2023.

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

The discount associated with the Series A Preferred Stock was not accreted during the three or six month periods ended June 30, 2022 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,197 for the three months ended June 30, 2022 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on July 1, 2022 to the holders.

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

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. During the three and six month periods ended June 30, 2022, the Company recorded $120 and $286, respectively, of stock based compensation related to the ESPP. During the three and six month periods ended June 30, 2021, the Company recorded $104 and $206, respectively, of stock based compensation related to the ESPP.

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

During the three months ended June 30, 2022, the Company repurchased 1,166,609 shares of common stock for $18,991. During the six months ended June 30, 2022, the Company repurchased 2,253,406 shares of common stock for $38,165. During the year ended December 31, 2021, the Company repurchased 566,013 shares of common stock for $12,016. All repurchased shares are included in treasury stock in the consolidated balance sheets.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2022	3,419,105	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(57,143)	$11.50
Warrants outstanding June 30, 2022	3,361,962	$11.50

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

	June 30, 2022	December 31, 2021
PIPE Warrants	$3,182	$13,603
Private Warrants	406	1,690
Total warrant liabilities	$3,588	$15,293

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. On June 9, 2022, the Company’s stockholders approved the addition of 510,000 shares of common stock to the Incentive Plan. Stock options are canceled upon termination of employment. As of June 30, 2022, there were 670,779 shares of common stock available to be issued under the Incentive Plan.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	1,286,672	$11.87
Granted	54,631	$21.63
Cancelled or terminated	(25,000)	$22.41
Exercised	(156,239)	$10.92
Options outstanding at June 30, 2022	1,160,064	$12.23	2.58	$(522)
Options vested at June 30, 2022	298,906	$9.03	3.40	$823

Awards with Market Conditions

The expense recorded for awards with market conditions was $0 during the three and six month periods ended June 30, 2022, respectively, and $22 and $96 during the three and six month periods ended June 30, 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

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

During the six months ended June 30, 2022, stock options to purchase 54,631 shares of common stock were issued to employees. The options have an exercise price of $30.00 or $14.55. The options have a five year life and a one year vesting period. The fair value of the awards of $450 was determined using the Black-Scholes option pricing model. The fair values for the 2022 and 2021 options was based on the following range of assumptions:

For the six months ended June 30, 2022

Risk free interest rate	0.25%-3.21%
Expected term (years)	3.0-3.75
Expected volatility	55%-81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $377 and $733 for the three and six month periods ended June 30, 2022, respectively, and $185 and $381 for the three and six month periods ended June 30, 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

As of June 30, 2022, total unrecorded compensation cost related to all non-vested awards was $3,314 which is expected to be amortized over a weighted average service period of approximately 2.5 years.

Restricted Stock Units

A summary of restricted stock unit activity for the six months ended June 30, 2022 is as follows:

Restricted Stock Units
Outstanding at January 1, 2022	-
Granted	59,989
Vested	-
Forfeited	-
Outstanding at June 30, 2022	59,989

The weighted average grant date fair value of restricted stock units granted during the six months ended June 30, 2022 was $17.46. At June 30, 2022, the intrinsic value of unvested restricted stock units was $707. At June 30, 2022 the total unrecognized compensation cost related to unvested restricted stock units was $814 and is expected to be recognized over a weighted average period of 0.8 years.

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

	June 30, 2022				December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$3,182	$3,182	$-	$-	$13,603	$13,603	$-	$-
Private Warrants	406	-	-	406	1,690	-	-	1,690
Total	$3,588	$3,182	$-	$406	$15,293	$13,603	$-	$1,690

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

Level 3 Disclosures

The Company utilizes a Black Scholes option-pricing model to value the Private Warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of income. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the continuously compounded interest rate on U.S. Treasury Separate Trading of Registered Interest and Principal of Securities having a maturity similar to the contractual life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates will remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	June 30, 2022	December 31, 2021
Stock Price	$11.78	$21.54
Strike Price	$11.50	$11.50
Expected life	0.71	1.20
Volatility	61.7%	57.4%
Risk Free rate	2.60%	0.46%
Dividend yield	0.00%	0.00%
Fair value of warrants	$1.31	$5.45

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30, 2022		December 31, 2021
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$13,603	$1,690	$13,716	$1,380
Exercise or conversion	(607)	-	(7,208)	-
Measurement adjustment	(9,814)	(1,284)	7,095	310
Balance at June 30, 2022	$3,182	$406	$13,603	$1,690

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

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. The Company has nearly 500 service bays, and each location has an RV parts and accessories store. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs approximately 1,500 people at its seventeen dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

On September 13, 2021, the Board of Directors of the Company authorized the repurchase of up to $25 million of the Company’s common stock through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades. This repurchase authorization was exhausted in February 2022.

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

On May 13, 2022, the Company entered into an agreement for the sale of property in Council Bluffs, Iowa to National Retail Properties, LP (“National”). The Company has entered into a lease agreement with National with lease payments to commence upon granting of a certificate of occupancy and completion of planned construction, the cost of which was be paid for by National. The commencement date of the lease will occur at the completion of construction.

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of June 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances. We expect no further forgiveness of the remaining loans.

The improvement in sales beginning in May 2020 likely relates, at least in part, to an increase in consumer demand as consumers seek outdoor travel and leisure activities that permit appropriate social distancing. However, we can provide no assurances that such growth in sales will continue at the same rate that occurred between May 2020 and December 2021, or at all, over any time period, and sales may ultimately decline. Furthermore, our improved sales and cost savings measures to date may not be sufficient to offset any later adverse impacts of the COVID-19 pandemic, including the Delta and Omicron variants, and our liquidity could be negatively impacted, if prior sales trends from May 2020 through June 2022 are reversed, which may occur, for example, if consumer preferences shift towards cruise line, air travel and hotel industries.

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

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three and six month periods ended June 30, 2022 and 2021, the Company derived its revenues from these categories in the following percentages:

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
New vehicles	58.7%	62.4%	58.2%	62.1%
Pre-owned vehicles	31.6%	27.5%	32.2%	28.0%
Other	9.7%	10.1%	9.6%	9.9%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% of total revenues for the three and six months ended June 30, 2022 and approximately 90% of total revenues for the three and six months ended June 30, 2021, respectively. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for 97% of the cost of revenues for the three and six months ended June 30, 2022 and 97% of the cost of revenues for the three and six months ended June 30, 2021, respectively. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended June 30, 2022 and 2021, gross profit was $99.3 million and $86.2 million, respectively, and gross margin was 26.6% and 26.7%, respectively. For the six months ended June 30, 2022 and 2021, gross profit was $198.5 million and $150.3 million, respectively, and gross margin was 26.5% and 25.3%, respectively. Last-in, first-out (“LIFO”) adjustments were $1.9 million and $4.3 million for the three and six months ended June 30, 2022, respectively, which reduced gross profit. LIFO adjustments were $0.2 million and $2.1 million for the three and six months ended June 30, 2021.

For the three and six months ended June 30, 2022, gross margins were favorably impacted in the Company’s new and pre-owned vehicle sales revenues primarily driven by inventory availability as manufacturers ramped up production to continue to restock dealers to make up lost production from COVID related shutdowns and strong consumer demand. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts increased from 19.9% in the first half of 2021 to 21.5% in 2022.

SG&A as a percentage of Gross Profit. Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses and corporate overhead expenses. Historically, salaries, commissions and benefits represent the largest component of the Company’s total selling, general and administrative expense and typically average approximately 55% to 63% of total selling, general and administrative expenses. SG&A expenses do not include transaction costs, stock based compensation and depreciation and amortization expense. SG&A expenses as a percentage of gross profit allows the Company to monitor its overhead expenses relative to profitability over a period of time.

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended June 30, 2022 and 2021, SG&A, as a percentage of gross profit was 61.9% and 52.0%, respectively. For the six months ended June 30, 2022 and 2021, SG&A, as a percentage of gross profit was 59.1% and 54.9%, respectively. The increase in this percentage is driven primarily by the overhead costs associated with locations added between the two periods, marketing, support costs and investments in IT infrastructure and compliance.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended June 30, 2022 and 2021.

Summary Financial Data

(in thousands)

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Revenues
New and pre-owned vehicles	$337,320	$290,213
Other	36,232	32,578
Total revenue	373,552	322,791

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	264,571	229,398
Adjustments to LIFO reserve	1,866	177
Other	7,829	7,002
Total cost of revenues (excluding depreciation and amortization)	274,266	236,577

Gross profit (excluding depreciation and amortization)	99,286	86,214

Transaction costs	87	475
Depreciation and amortization expense	4,052	3,334
Stock-based compensation expense	729	311
Selling, general, and administrative expenses	61,458	44,792
Income from operations	32,960	37,302
Other income/expenses
PPP loan forgiveness	-	6,148
Interest expense	(3,385)	(1,861)
Change in fair value of warrant liabilities	9,652	(6,784)
Total other income (expense)	6,267	(2,497)
Income before income tax expense	39,227	34,805
Income tax expense	(7,383)	(9,496)
Net income	$31,844	$25,309

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Revenue

Revenue increased by approximately $50.8 million, or 15.7%, to $373.6 million from $322.8 million for the three months ended June 30, 2022 and 2021, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $47.1 million, or 16.2, to $337.3 million from $290.2 million for the three months ended June 30, 2022 and 2021, respectively.

Revenue from new vehicle sales increased by approximately $17.6 million, or 8.7%, to $219.2 million from $201.6 million for the three months ended June 30, 2022 and 2021, respectively. This increase was due to an increase in the average selling price from $72,100 to $89,300 per unit, offset by a decrease in the number of new vehicle units sold from 2,780 to 2,455.

Revenue from pre-owned vehicle sales increased by approximately $29.4 million, or 33.1%, to $118.1 million from $88.7 million for the three months ended June 30, 2022 and 2021, respectively. This was primarily due to an increase in the average selling price from approximately $59,400 to $70,400 per unit, as well as an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 1,428 to 1,597.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $3.6 million, or 11.0%, to $36.2 million from $32.6 million for the three months ended June 30, 2022 and 2021, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $2.0 million, or 16.5%, to $14.1 million from $12.1 million primarily due to increased level of business.

Finance and insurance revenue increased by approximately $1.6 million, or 8.3%, to $21.4 million from $19.7 million for the three months ended June 30, 2022 as compared to June 30, 2021, respectively, primarily due to higher RV unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $13.1 million, or 15.2%, to $99.3 million from $86.2 million for the three months ended June 30, 2022 and 2021, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit excluding LIFO increased $11.9 million, or 19.6%, to $72.7 million from $60.8 million for the three months ended June 30, 2022 and 2021, respectively. The increase is primarily attributable to the increase in pre-owned units sold and the increase in the average selling price of new and pre-owned units for the quarter as industry-wide inventory levels continued to normalize. The Company believes that largely, as of the end of the second quarter, towable inventory levels have been restored to normal levels industry wide, while motorized product availability is below desired levels. This increase was partially offset by a $1.7 million increase in LIFO adjustments due to increases in inventory levels and unit costs.

Other Gross Profit

Other gross profit increased by $2.8 million, or 10.9% to $28.4 million from $25.6 million for the three months ended June 30, 2022 and 2021, respectively, primarily due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $16.7 million, or 37.3%, to $61.5 million for the three months ended June 30, 2022, from $44.8 million for the three months ended June 30, 2021. The increase was primarily related to overhead associated with the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; overhead associated with the Monticello, Minnesota dealership opened in March 2022; increased marketing expense, support costs and investments in IT infrastructure and compliance.

Interest Expense

Interest expense increased by approximately $1.5 million to $3.4 million from $1.9 million for the three months ended June 30, 2022 and 2021, respectively, due primarily to higher floorplan balances and higher interest rates, offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense was $7.4 million and $9.5 million for the three month periods ending June 30, 2022 and 2021, respectively.

Results of Operations

Six Months

The following table sets forth information comparing certain components of net income for the six months ended June 30, 2022 and 2021.

Summary Financial Data

(in thousands)

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Revenues
New and pre-owned vehicles	$677,780	$535,094
Other	71,933	58,690
Total revenue	749,713	593,784

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	532,038	428,730
Adjustments to LIFO reserve	4,326	2,064
Other	14,875	12,658
Total cost of revenues (excluding depreciation and amortization)	551,239	443,452

Gross profit (excluding depreciation and amortization)	198,474	150,332

Transaction costs	121	850
Depreciation and amortization expense	8,136	6,559
Stock-based compensation expense	1,252	683
Selling, general, and administrative expenses	117,376	82,515
Income from operations	71,589	59,725
Other income/expenses
PPP Loan forgiveness	-	6,626
Interest expense	(6,297)	(3,727)
Change in fair value of warrant liabilities	11,192	(13,252)
Inducement Loss on Warrant Conversion	-	(246)
Total other income (expense)	4,895	(10,599)
Income before income tax expense	76,484	49,126
Income tax expense	(16,356)	(14,973)
Net income	$60,128	$34,153

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Revenue

Revenue increased by approximately $155.9 million, or 26.3%, to $749.7 million from $593.8 million for the six months ended June 30, 2022 and 2021, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $142.7 million, or 26.7%, to $677.8 million from $535.1 million for the six months ended June 30, 2022 and 2021, respectively.

Revenue from new vehicle sales increased by approximately $67.6 million, or 18.3%, to $436.6 million from $369.0 million for the six months ended June 30, 2022 and 2021, respectively. This increase was due to an increase in the average selling price from $74,900 for the six months ended June 30, 2021 as compared to $92,400 for the six months ended June 30, 2022 offset by a decrease in the number of new vehicle units sold from 4,904 to 4,725.

Revenue from pre-owned vehicle sales increased by approximately $75.0 million, or 45.2%, to $241.2 million from $166.1 million for the six months ended June 30, 2022 and 2021, respectively. This was primarily due to an increase in the average selling price from approximately $63,000 for the six months ended June 30, 2021 as compared to $74,500 for the six months ended June 30. 2022, as well as an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 2,501 to 3,075.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $13.2 million, or 22.5% to $71.9 million from $58.7 million for the six months ended June 30, 2022 and 2021, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $4.4 million, or 19.7%, to $26.7 million from $22.3 million primarily due to increased level of business.

Finance and insurance revenue increased by approximately $8.7 million, or 25.4%, to $43.0 million from $34.3 million for the six months ended June 30, 2022 as compared to June 30, 2021, respectively, primarily due to higher RV unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $48.2 million, or 32.1%, to $198.5 million from $150.3 million for the six months ended June 30, 2022 and 2021, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit excluding LIFO increased $39.3 million, or 36.9%, to $145.7 million from $106.4 million for the six months ended June 30, 2022 and 2021, respectively. The increase is primarily attributable to the increase in pre-owned units sold and the increase in the average selling price of new and pre-owned units for the period as industry-wide inventory levels continued to normalize. The Company believes that largely, as of the end of the second quarter, towable inventory levels have been restored to normal levels industry wide, while motorized product availability is below desired levels. This increase was partially offset by a $2.3 million increase in LIFO adjustments due to increases in inventory levels and unit costs.

Other Gross Profit

Other gross profit increased by $11.0 million, or 23.9% to $57.1 million from $46.0 million for the six months ended June 30, 2022 and 2021, respectively, primarily due to increased finance and insurance revenues associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $34.9 million, or 42.3%, to $117.4 million for the six months ended June 30, 2022, from $82.5 million for the six months ended June 30, 2021. The increase was primarily related to (a) overhead associated with the Maryville, Tennessee dealership acquired in March 2021; (b) overhead associated with the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; (c) overhead associated with the Monticello, Minnesota dealership opened in March 2022; and (d) increases in other SG&A expense including marketing expense, performance wages, support costs and investments in IT infrastructure and compliance.

Interest Expense

Interest expense increased by approximately $2.6 million to $6.3 million from $3.7 million for the six months ended June 30, 2022 and 2021, respectively, due primarily to higher floorplan balances, offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense was $16.4 million and $15.0 million for the six month periods ending June 30, 2022 and 2021, respectively.

Inflation

The Company has experienced higher than normal RV wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. The Company believes it has managed to increase its retail prices to offset these cost increases without materially dampening consumer demand. The Company cannot accurately anticipate the effect of inflation on its operations from possible continued cost increases, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

Non-GAAP Financial Measures

The Company uses certain non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, to analyze its performance and financial condition as described in “Key Performance Indicators,” above. The Company utilizes these financial measures to manage the business on a day-to-day basis and believes that they are relevant measures of performance. The Company believes that these supplemental measures are commonly used in the industry to measure performance. The Company believes these non-GAAP measures, in addition to the standard GAAP-based financial measures, provide expanded insight to measure revenue and cost performance.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended June 30, 2022 and 2021 are shown in the tables below.

	Three Months Ended June 30,
	2022	2021

EBITDA
Net income	$31,844	$25,309
Interest expense, net*	3,385	1,861
Depreciation and amortization of property and equipment	2,244	2,025
Amortization of intangible assets	1,808	1,309
Income tax expense	7,383	9,496
Subtotal EBITDA	46,664	40,000
Floor plan interest	(1,466)	(326)
LIFO adjustment	1,866	177
Transaction costs	87	475
PPP loan forgiveness	-	(6,148)
Gain on sale of property and equipment	(4)	-
Change in fair value of warrant liabilities	(9,652)	6,784
Inducement loss on warrant conversion	-	-
Non-compete, severance and other	223	-
Stock-based compensation	729	311
Adjusted EBITDA	$38,447	$41,273

* Interest expense includes $1,722 and $1,206 relating to finance lease payments for the three months ended June 30, 2022 and 2021, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended June 30,
	2022	2021

EBITDA margin
Net income margin	8.5%	7.8%
Interest expense, net	0.9%	0.6%
Depreciation and amortization of property and equipment	0.6%	0.6%
Amortization of intangible assets	0.5%	0.4%
Income tax expense	2.0%	2.9%
Subtotal EBITDA margin	12.5%	12.4%
Floor plan interest	-0.4%	-0.1%
LIFO adjustment	0.5%	0.1%
Transaction costs	0.0%	0.1%
PPP loan forgiveness	0.0%	-1.9%
Gain on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	-2.6%	2.1%
Inducement loss on warrant conversion	0.0%	0.0%
Non-compete, severance and other	0.1%	0.0%
Stock-based compensation	0.2%	0.1%
Adjusted EBITDA Margin	10.3%	12.8%

Note: Figures in the table may not total due to rounding.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the six months ended June 30, 2022 and 2021 are shown in the tables below.

	Six Months Ended June 30,
	2022	2021

EBITDA
Net income	$60,128	$34,153
Interest expense, net*	6,297	3,727
Depreciation and amortization of property and equipment	4,521	3,969
Amortization of intangible assets	3,615	2,590
Income tax expense	16,356	14,973
Subtotal EBITDA	90,917	59,412
Floor plan interest	(2,442)	(783)
LIFO adjustment	4,326	2,064
Transaction costs	121	850
PPP loan forgiveness	-	(6,626)
Loss on sale of property and equipment	2	3
Change in fair value of warrant liabilities	(11,192)	13,252
Inducement loss on warrant conversion	-	246
Non-compete, severance and other	223	-
Stock-based compensation	1,252	683
Adjusted EBITDA	$83,207	$69,101

* Interest expense includes $3,452 and $2,418 relating to finance lease payments for the six months ended June 30, 2022 and 2021, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Six Months Ended June 30,
	2022	2021

EBITDA margin
Net income margin	8.0%	5.8%
Interest expense, net	0.8%	0.6%
Depreciation and amortization of property and equipment	0.6%	0.7%
Amortization of intangible assets	0.5%	0.4%
Income tax expense	2.2%	2.5%
Subtotal EBITDA margin	12.1%	10.0%
Floor plan interest	-0.3%	-0.1%
LIFO adjustment	0.6%	0.3%
Transaction costs	0.0%	0.1%
PPP loan forgiveness	0.0%	-1.1%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	-1.5%	2.2%
Inducement loss on warrant conversion	0.0%	0.0%
Non-compete, severance and other	0.0%	0.0%
Stock-based compensation	0.2%	0.1%
Adjusted EBITDA Margin	11.1%	11.6%

Note: Figures in the table may not total due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Six months ended June 30,
	2022	2021
Net income	$60,128	$34,153
Non cash adjustments	(1,323)	14,387
Changes in operating assets and liabilities	(90,550)	35,127
Net cash (used in) provided by operating activities	(31,745)	83,667

Net cash used in investing activities	(12,712)	(13,291)
Net cash provided by (used) in financing activities	51,696	(29,560)
Net (decrease) increase in cash	$7,239	$40,816

Net Cash from Operating Activities

The Company used cash in operating activities of approximately $31.7 million for the six months ended June 30, 2022, compared to cash provided by operating activities of approximately $83.7 million for the six months ended June 30, 2021. Net income increased by approximately $26.0 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Adjustments for non-cash expenses, included in net income, decreased $15.7 million to $(1.3) million for the six months ended June 30, 2022 compared to the prior period. For the six months ended June 30, 2022, there was approximately $(90.6) million of cash changes in operating assets and liabilities as compared to $35.1 million of cash changes in operating assets and liabilities for the six months ended June 30, 2021. The fluctuations in assets and liabilities for the six months ended June 30, 2022 were primarily due to the increase in inventory of $79.2 million, mainly associated with RV inventory restocking as manufacturers recover from supply chain issues, the increase in accounts receivable of $3.7 million, the decrease of $2.5 million in accounts payable and accrued expenses and other current liabilities, and the increase of $3.6 in income tax receivable/payable.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $12.7 million for the six months ended June 30, 2022, compared to cash used in investing activities of approximately $13.3 million for the six months ended June 30, 2021. Net cash used in investing activities for the six months ended June 30, 2022 was related to cash used for purchases of property and equipment of $12.7 million.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $51.7 million for the six months ended June 30, 2022, compared to cash used in financing activities of approximately $29.6 million for the six months ended June 30, 2021. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily related to net borrowings on the M&T Floor Plan Line of Credit of $89.5 million associated with the restocking of RV inventory noted above, proceeds from financing liabilities of $4.2 million and proceeds from the exercise of stock options and warrants of $2.2 million. These cash inflows were partially offset by cash payments for the repurchase of treasury stock of $38.2 million, repayments of long term debt of $2.8 million and payments of dividends of $2.4 million.

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

As of June 30, 2022, the Company had liquidity of approximately $105.4 million in cash and had working capital of approximately $121.2 million.

Capital expenditures include expenditures to extend the useful life of current facilities, to purchase new capital assets, construction, and to expand operations. For the six months ended June 30, 2022, the Company invested approximately $12.7 million in capital expenditures, including $5.6 million in land purchases for future greenfield development.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are capital to maintain our current operations and to support our planned pipeline of greenfield build-to-suits. We may also use our resources for the funding of potential acquisitions. During 2022, we anticipate discretionary capital spending for maintaining current operations of approximately $8 million. We also anticipate spending $3.6 million to complete the buildout of our Elkhart dealership facility, plus an additional $5.6 million for land purchased for future greenfield development. Greenfield land purchases and build-to-suits are expected to be financed through mortgage or leasing partners. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will mostly be financed using the M&T floorplan facility.

We have financing commitments that will require $4.2 million for the current portion of long-term debt associated with our M&T Bank term loan and repayment of notes associated with acquisitions. We also have approximately $2.1 in obligations associated with 2022 payments on our current financing leases.

We expect to meet our short-term liquidity requirements primarily through current cash on hand and cash generated by operations. We also have a firm commitment to finance the $3.6 million associated with the completion of our Elkhart dealership facility, a firm commitment to finance the completion of our Council Bluffs greenfield dealership and plan to obtain lease or mortgage financing for land purchased and the additional costs of building out greenfield dealerships on these properties. Additional sources of funds, should we need them, include the $25 million M&T revolving credit line, all of which is available.

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

Known obligations beyond the next twelve months include approximately $8 million in annual maintenance capital. Our long-term debt repayment will require $11.7 million beyond the next twelve months. Our average greenfield dealership requires $16 to $20 million for land and development, all of which are expected to be financed through mortgages or leases, plus approximately $1.5 million in self-funded start-up operational capital. RV inventory will be financed through our floorplan facility with M&T. The average acquisition costs $4 to $13 million, plus RV inventory which is financed using our floorplan facility, plus entering into a lease arrangement with the seller or a third party.

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

On May 13, 2022, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (“First Amendment”). Pursuant to this amendment, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate.

The mortgage loan facility (“mortgage”) has SOFR borrowings bearing interest at SOFR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90 million may be used to finance pre-owned vehicle inventory and $1.0 million may be used to finance permitted Company vehicles. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day SOFR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month SOFR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company will pay a principal balloon payment of $2.6 million plus any accrued interest. The M&T Term Loan shall bear interest at: (a) SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility).

The M&T Revolver allows the Company to draw up to $25 million. The M&T Revolver shall bear interest at: (a) 30-day SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

As of June 30, 2022, there was $282.3 million outstanding under the M&T Floor Plan Line of Credit, $8.6 million outstanding under the M&T Term Loan and $5.5 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the six months ended June 30, 2022, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

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

There have been no material changes in the Company’s critical accounting policies from those previously reported and disclosed in its Annual Report on Form 10-K.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended June 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
April 1, 2022 - April 30, 2022	210,242	$19.80	2,004,351	$34,646
May 1, 2022 - May 31, 2022	413,060	$16.81	2,417,411	$27,701
June 1, 2022 - June 30, 2022	543,307	$14.51	2,960,718	$19,818

(1)	On September 13, 2021, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of common stock. The program will be effective through December 31, 2022.
(2)	On February 24, 2022, the Board authorized a stock repurchase program authorizing us to repurchase up to $45.0 million of our shares of common stock. A portion of the program in the amount of $20.0 million will be effective through July 31, 2022. The remaining portion of the program will be effective through December 31, 2022.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc., including the Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2022 and incorporated into this Form 10-Q by reference).

3.2	Amended and Restated Bylaws of Lazydays Holdings, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on June 3, 2022 and incorporated into this Form 10-Q by reference).

10.1+	First Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2022, by and among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022 and incorporated into this Form 10-Q by reference).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 **	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. We agree to furnish supplementally a copy of such omitted materials to the SEC upon request.

** Filed herewith.

*** Furnished herewith

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

Lazydays Holdings, Inc.

Dated August 5, 2022	/s/ Robert DeVincenzi
Robert DeVincenzi
Interim Chief Executive Officer Principal Executive Officer

Dated August 5, 2022	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer Principal Financial and Accounting Officer

