Form 10-Q
period 2022-09-30
Lazydays Holdings, Inc.
filed 2022-11-04
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

There were 10,536,703 shares of common stock, par value $0.0001, issued and outstanding as of November 2, 2022.

Lazydays Holdings, Inc.

Form 10-Q for the Quarter Ended September 30, 2022

Disclosure Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on the Company’s business, results of operations and financial condition and the measures the Company has taken in response to the COVID-19 pandemic, the Company’s future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements and the Company can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	An extended slowdown in the markets in which we operate.

●	The effects of inflation.

●	The fair value of warrant liabilities may fluctuate.

●	The Company must be able to maintain an effective system of internal controls and accurately report our financial results and remediate material weaknesses.

●	Risks related to the COVID-19 pandemic and related impacts on the Company’s business.

●	The Company’s business is affected by the availability of financing to it and its customers.

●	The Company’s success will depend to a significant extent on the wellbeing, as well as the continued popularity and reputation for quality, of the Company’s manufacturers, particularly, Thor Industries, Inc., Winnebago Industries, Inc. and Forest River, Inc.

●	Any change, non-renewal, unfavorable renegotiation or termination of the Company’s supply arrangements for any reason could have a material adverse effect on product availability and cost and the Company’s financial performance.

●	The Company’s business is impacted by general economic conditions in its markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect its business, financial condition and results of operations.

●	The Company depends on its ability to attract and retain customers.

●	Competition in the market for services, protection plans and products targeting the RV lifestyle or RV enthusiast could reduce the Company’s revenues and profitability.

●	The Company’s expansion into new, unfamiliar markets presents increased risks that may prevent it from being profitable in these new markets. Delays in acquiring or opening new retail locations could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Unforeseen expenses, difficulties and delays encountered in connection with expansion through acquisitions could inhibit the Company’s growth and negatively impact its profitability.

●	Failure to maintain the strength and value of the Company’s brands could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Failure to successfully procure and manage inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s same store sales may fluctuate and may not be a meaningful indicator of future performance.

●	The cyclical nature of the Company’s business has caused its sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

●	The Company’s business is seasonal, and this leads to fluctuations in sales and revenues.

●	The Company’s business may be adversely affected by unfavorable conditions in its local markets, even if those conditions are not prominent nationally.

●	The Company may not be able to satisfy its debt obligations upon the occurrence of a change in control under its credit facility.

●	The Company’s ability to operate and expand its business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

●	The restrictive covenants governing the Company’s credit facilities may impair the Company’s ability to access sufficient capital and operate its business.

●	Natural disasters (including hurricanes), whether or not caused by climate change, unusual weather conditions, epidemic outbreaks, terrorist acts or political events, could disrupt business and result in lower sales and otherwise adversely affect the Company’s financial performance.

●	The Company depends on its relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on the Company’s business and results of operations.

●	A portion of the Company’s revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. The Company cannot ensure these third parties will continue to provide RV financing and other products.

●	If the Company is unable to retain senior executives and attract and retain other qualified employees, the Company’s business might be adversely affected.

●	The Company’s business depends on its ability to maintain sufficient quantity and quality of staff.

●	The Company leases most of its retail locations. If the Company is unable to maintain those leases or locate alternative sites for retail locations in its target markets and on terms that are acceptable to it, the Company’s revenues and profitability could be adversely affected.

●	The Company’s business is subject to numerous federal, state and local regulations.

●	Regulations applicable to the sale of extended service contracts could materially impact the Company’s business and results of operations.

●	If state dealer laws are repealed or weakened, the Company’s dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

●	The Company failing to comply with certain environmental regulations could adversely affect the Company’s business, financial condition and results of operations.

●	Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs the Company sells.

●	The Company may be unable to enforce its intellectual property rights and/or the Company may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	If the Company is unable to maintain or upgrade its information technology systems or if the Company is unable to convert to alternative systems in an efficient and timely manner, the Company’s operations may be disrupted or become less efficient.

●	Any disruptions to the Company’s information technology systems or breaches of the Company’s network security could interrupt its operations, compromise its reputation, compromise its data, expose it to litigation, government enforcement actions and costly response measures and could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	Increases in the minimum wage or overall wage levels could adversely affect the Company’s financial results.

●	The Company may be subject to liability claims if people or property are harmed by the products the Company sells and services and may be adversely impacted by manufacturer safety recalls.

●	The Company may be named in litigation, which may result in substantial costs and reputational harm and divert management’s attention and resources.

●	The Company’s risk management policies and procedures may not be fully effective in achieving their purposes.

●	The Company could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

●	Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the PIPE Investment may cause the market price of the Company’s securities to drop significantly, even if the Company’s business is doing well.

●	The Company, as a party to a prior transaction with a special purpose acquisition company (or SPAC), may receive negative scrutiny of, or attention towards, its financial statements (including from the Securities and Exchange Commission), which could have a material adverse effect on the Company’s business, financial condition and results of operations.

●	The Company’s outstanding convertible preferred stock, warrants and options may have an adverse effect on the market price of its common stock.

●	Stockholders may become diluted as a result of the issuance of options under existing or future incentive plans or the issuance of common stock as a result of acquisitions or otherwise.

●	The price of the Company’s common stock may be volatile for a variety of reasons.

●	The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of Company common stock.

●	The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to nominate two members to the Company’s board of directors (the “Board”). As a result, these holders influence the composition of the Board and future actions taken by the Board.

●	The holders of the Series A Preferred Stock have certain rights that may not allow the Company to take certain actions.

●	The Company’s stock repurchase program could increase the volatility of the price of the Company’s Common Stock.

●	The Company’s amended and restated certificate of incorporation provides, to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the Company and its stockholders, which could limit the ability of the Company’s stockholders to bring a case in a judicial forum viewed by the stockholders as more favorable for disputes with the Company or the Company’s directors, officers or employees.

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share and per share data)

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)

ASSETS
Current assets
Cash	$100,774	$98,120
Receivables, net of allowance for doubtful accounts of $656 and $456 at September 30, 2022 and December 31, 2021, respectively	25,079	30,604
Inventories	319,436	242,906
Income tax receivable	5,819	1,302
Prepaid expenses and other	3,797	2,703
Total current assets	454,905	375,635

Property and equipment, net	145,217	120,748
Operating lease assets	27,772	32,004
Goodwill	83,460	80,318
Intangible assets, net	83,498	87,800
Other assets	2,214	1,623
Total assets	$797,066	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED

(Amounts in thousands except for share and per share data)

	As of	As of
	September 30, 2022	December 31, 2021
	(Unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$46,223	$58,999
Dividends payable	1,210	1,210
Floor plan notes payable, net of debt discount	290,298	192,220
Financing liability, current portion	2,223	1,970
Long-term debt, current portion	3,886	5,510
Operating lease liability, current portion	4,972	6,441
Total current liabilities	348,812	266,350

Long term liabilities
Financing liability, non-current portion, net of debt discount	108,990	102,466
Long term debt, non-current portion, net of debt discount	10,924	13,684
Operating lease liability, non-current portion	23,459	25,563
Deferred income tax liability	13,663	13,663
Warrant liabilities	4,109	15,293
Total liabilities	509,957	437,019

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of September 30, 2022 and December 31, 2021; liquidation preference of $60,000 as of September 30, 2022 and December 31, 2021, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 13,924,792 and 13,694,417 shares issued and 10,626,903 and 12,987,105 outstanding at September 30, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	123,257	121,831
Treasury Stock, at cost, 3,297,889 and 707,312 shares at September 30, 2022 and December 31, 2021, respectively	(55,734)	(12,515)
Retained earnings	164,603	96,810
Total stockholders’ equity	232,126	206,126
Total liabilities and stockholders’ equity	$797,066	$698,128

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Amounts in thousands except for share and per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues
New and pre-owned vehicles	$300,803	$285,781	$978,583	$820,875
Other	32,955	32,947	104,888	91,637
Total revenues	333,758	318,728	1,083,471	912,512

Cost applicable to revenues (excluding depreciation and amortization shown below)
New and pre-owned vehicles (including adjustments to the LIFO reserve of $3,904, $655, $8,230 and $1,409, respectively)	250,631	221,176	786,995	651,970
Other	7,284	7,289	22,159	19,947
Total cost applicable to revenue	257,915	228,465	809,154	671,917

Transaction costs	(38)	678	83	1,528
Depreciation and amortization	4,202	3,717	12,338	10,276
Stock-based compensation	831	132	2,083	815
Selling, general, and administrative expenses	55,027	47,597	172,403	130,109
Income from operations	15,821	38,139	87,410	97,867
Other income/expenses
PPP loan forgiveness	-	-	-	6,626
Interest expense	(4,603)	(2,006)	(10,900)	(5,733)
Change in fair value of warrant liabilities	(521)	2,162	10,671	(11,090)
Inducement Loss on Warrant Conversion	-	-	-	(246)
Total other income (expense)	(5,124)	156	(229)	(10,443)
Income before income tax expense	10,697	38,295	87,181	87,424
Income tax expense	(3,032)	(7,326)	(19,388)	(22,299)
Net income	$7,665	$30,969	$67,793	$65,125
Dividends on Series A Convertible Preferred Stock	(1,210)	(1,210)	(3,590)	(3,591)
Net income attributable to common stock and participating securities	$6,455	$29,759	$64,203	$61,534

EPS:
Basic	$0.38	$1.69	$3.57	$3.58
Diluted	$0.35	$1.16	$2.39	$2.90
Weighted average shares outstanding:
Basic	11,132,317	11,556,423	11,930,649	11,146,020
Diluted	11,883,985	14,924,531	13,351,591	13,774,331

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2022 THROUGH SEPTEMBER 30, 2022

(Amounts in thousands except for share and per share data)

(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2021	13,694,417	$-	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	-	-	-	-	523	-	523
Repurchase of treasury stock	-	-	1,086,797	(19,175)	-	-	(19,175)
Conversion of warrants and options	148,765	-	-	-	1,867	-	1,867
Dividends on Series A preferred stock	-	-	-	-	(1,184)	-	(1,184)
Net income	-	-	-	-	-	28,284	28,284
Balance at March 31, 2022	13,843,182	-	1,794,109	$(31,690)	$123,037	$125,094	$216,441
Stock-based compensation	-	-	-	-	729	-	729
Repurchase of treasury stock	-	-	1,166,609	(18,991)	-	-	(18,991)
Conversion of warrants and options	31,750	-	-	-	354	-	354
Shares issued pursuant to the Employee Stock Purchase Plan	39,860	-	-	-	602	-	602
Dividends on Series A preferred stock	-	-	-	-	(1,197)	-	(1,197)
Net income	-	-	-	-	-	31,844	31,844
Balance at June 30, 2022	13,914,792	-	2,960,718	$(50,681)	$123,525	$156,938	$229,782
Stock-based compensation	-	-	-	-	831	-	831
Repurchase of treasury stock	-	-	337,171	(5,053)	-	-	(5,053)
Conversion of warrants and options	10,000	-	-	-	111	-	111
Dividends on Series A preferred stock	-	-	-	-	(1,210)	-	(1,210)
Net income	-	-	-	-	-	7,665	7,665
Balance at September 30, 2022	13,924,792	-	3,297,889	$(55,734)	$123,257	$164,603	$232,126

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

JANUARY 1, 2021 THROUGH SEPTEMBER 30, 2021

(Amounts in thousands except for share and per share data)

(Unaudited) (Restated)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	372	-	372
Conversion of warrants and options	1,049,915	-	-	-	21,687	-	21,687
Shares issued pursuant to the Employee Stock Purchase Plan	51,437	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,184)		(1,184)
Net income	-	-	-	-	-	8,844	8,844
Balance at March 31, 2021	10,757,393	-	141,299	$(499)	$92,101	$23,633	$115,235
Stock-based compensation	-	-	-	-	311	-	311
Conversion of warrants and options	97,084	-	-	-	1,497	-	1,497
Shares issued pursuant to the Employee Stock Purchase Plan	-	-	-	-	327	-	327
Dividends on Series A preferred stock	-	-	-	-	(1,197)		(1,197)
Net income	-	-	-	-	-	25,309	25,309
Balance at June 30, 2021	10,854,477	-	141,299	$(499)	$93,039	$48,942	$141,482
Stock-based compensation	-	-	-	-	132	-	132
Conversion of warrants and options	787,276	-	-	-	8,316	-	8,316
Shares issued pursuant to the Employee Stock Purchase Plan	23,670	-	-	-	-	-	-
Dividends on Series A preferred stock	-	-	-	-	(1,210)	-	(1,210)
Net income	-	-	-	-	-	30,969	30,969
Balance at September 30, 2021	11,665,423	-	141,299	$(499)	$100,277	$79,911	$179,689

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Cash Flows From Operating Activities
Net income	$67,793	$65,125
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	2,083	815
Bad debt expense	76	11
Depreciation and amortization of property and equipment	6,893	6,068
Amortization of intangible assets	5,445	4,208
Amortization of debt discount	248	178
Non-cash lease expense	131	42
Loss (gain) on sale of property and equipment	(18)	136
PPP loan forgiveness	-	(6,626)
Change in fair value of warrant liabilities	(10,671)	11,090
Inducement loss on warrant conversion	-	246
Changes in operating assets and liabilities:
Receivables	5,884	(8,770)
Inventories	(68,046)	(4,801)
Prepaid expenses and other	(1,027)	(1,229)
Income tax receivable/payable	(4,584)	2,976
Other assets	(591)	(109)
Accounts payable, accrued expenses and other current liabilities	(11,124)	16,872
Total Adjustments	(75,301)	21,107
Net Cash (Used In) Provided By Operating Activities	(7,508)	86,232

Cash Flows From Investing Activities
Cash paid for acquisitions	(14,694)	(63,036)
Proceeds from sales of property and equipment	19	139
Purchases of property and equipment	(23,508)	(16,907)
Net Cash Used In Investing Activities	(38,183)	(79,804)
Cash Flows From Financing Activities
Net borrowings (repayments) under M&T bank floor plan	89,835	(23,995)
Repayment of long term debt with M&T bank	(3,608)	(2,815)
Proceeds from financing liability	8,239	12,001
Repayments of financing liability	(1,494)	(1,302)
Payment of dividends on Series A preferred stock	(3,604)	(3,591)
Repurchase of Treasury Stock	(43,219)	-
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	602	-
Proceeds from exercise of warrants	513	11,582
Proceeds from exercise of stock options	1,819	8,316
Tax benefit related to stock-based awards	67	-
Repayments of acquisition notes payable	(805)	(2,244)
Loan issuance costs	-	(865)
Net Cash Provided By (Used In) Financing Activities	48,345	(2,913)
Net Increase In Cash	2,654	3,515
Cash - Beginning	98,120	63,512
Cash - Ending	$100,774	$67,027

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

(Unaudited)

	For the nine months ended September 30, 2022	For the nine months ended September 30, 2021

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$10,481	$5,632
Cash paid during the period for income taxes net of refunds received	$23,920	$19,350

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,210	$1,210
Operating lease assets	$(285)	$(16,378)
Operating lease liabilities	$285	$16,378
Net assets acquired in acquisitions	$18,071	$27,062

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in eighteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington, one in the state of Wisconsin and one in the state of Oklahoma. Lazydays RV has also operated a dedicated service center location near Houston, Texas since early 2020, which was expanded to include a sales center in the fourth quarter 2022.  Through its subsidiaries, Lazydays RV sells and services new and pre-owned RVs, and related parts and accessories. The Company also arranges financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. It also offers to its customers ancillary services such as overnight campground and restaurant facilities.

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

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Holdings, Lazy Days R.V. Center, Inc. and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of Lazydays Land Holdings, LLC; Lazydays RV America, LLC; Lazydays RV Discount, LLC; Lazydays Mile Hi RV, LLC; LDRV of Tennessee LLC; Lazydays of Minneapolis LLC; Lazydays of Central Florida, LLC; Lone Star Acquisition LLC; Lone Star Diversified LLC; LDRV Acquisition Group of Nashville LLC; LDRV of Nashville LLC; Lazydays RV of Phoenix, LLC; Lazydays RV of Elkhart, LLC; Lazydays Land of Elkhart, LLC; Lazydays Service of Elkhart, LLC; Lazydays RV of Chicagoland, LLC; Lazydays Land of Chicagoland, LLC; Lazydays Land of Phoenix, LLC; LDL of Fort Pierce, LLC; Lazydays RV of Iowa, LLC; Lazydays land of Minneapolis, LLC; Lazydays RV of Reno, LLC; Lazydays RV of Ohio, LLC; Airstream of Knoxville at Lazydays RV, LLC; Lazydays of Maryville, LLC; Lazydays RV of Oregon, LLC; Lazydays RV of Wisconsin, LLC; and Lazydays RV of Oklahoma, LLC (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount the Company is entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the condensed consolidated statements of income. The following table represents the Company’s disaggregation of revenue:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

New vehicle revenue	$203,456	$181,395	$640,078	$550,366
Pre-owned vehicle revenue	97,347	104,386	338,505	270,509
Parts, accessories, and related services	13,813	12,233	40,580	34,571
Finance and insurance revenue	18,574	20,130	61,591	54,476
Campground and other revenue	568	584	2,717	2,590
Total	$333,758	$318,728	$1,083,471	$912,512

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

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Gross finance and insurance revenues	$20,614	$22,193	$67,746	$60,113
Additions to charge-back allowance	(2,040)	(2,063)	(6,155)	(5,637)
Net Finance Revenue	$18,574	$20,130	$61,591	$54,476

The Company has an accrual for charge-backs, which totaled $9,188 and $8,243 at September 30, 2022 and December 31, 2021, respectively, and is included in “Accounts payable, accrued expenses and other current liabilities” in the accompanying condensed consolidated balance sheets.

Deposits on vehicles received in advance are accounted for as a liability and recognized into revenue upon satisfaction of each respective performance obligation. These contract liabilities are included in Note 5 – Accounts Payable, Accrued Expenses, and Other Current Liabilities as customer deposits. During the nine months ended September 30, 2022, $6,124 of contract liabilities as of December 31, 2021 were recognized in revenue.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories as well as retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $16,667 and $8,437 as of September 30, 2022 and December 31, 2021, respectively.

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

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
(Dollars in thousands - except share and per share amounts)
Distributed earning allocated to common stock	$-	$-	$-	$-
Undistributed earnings allocated to common stock	4,184	19,541	42,619	39,903
Net earnings allocated to common stock	4,184	19,541	42,619	39,903
Net earnings allocated to participating securities	2,271	10,218	21,584	21,631
Net earnings allocated to common stock and participating securities	$6,455	$29,759	$64,203	$61,534

Weighted average shares outstanding for basic earnings per common share computation	10,831,960	11,256,066	11,630,292	10,845,663
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding for diluted earnings per share computation	11,132,317	11,556,423	11,930,649	11,146,020

Basic income per common share	$0.38	$1.69	$3.57	$3.58
Diluted income per common share	$0.35	$1.16	$2.39	$2.90

During the three and nine months ended September 30, 2022 and 2021, respectively, the denominator of the basic EPS was calculated as follow:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average outstanding common shares	10,831,960	11,256,066	11,630,292	10,845,663
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted shares outstanding - basic	$11,132,317	$11,556,423	$11,930,649	$11,146,020

During the three and nine months ended September 30, 2022 and 2021, respectively, the denominator of the dilutive EPS was calculated as follows:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average outstanding common shares	10,831,960	11,256,066	11,630,292	10,845,663
Weighted average prefunded warrants	300,357	300,357	300,357	300,357
Weighted average warrants (equity)	434,727	964,205	611,612	964,205
Weighted average warrants (liabilities)	-	739,797	425,210	-
Weighted average options	316,941	1,664,106	384,120	1,664,106
Weighted shares outstanding - diluted	11,883,985	14,924,531	13,351,591	13,774,331

The following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Warrants (liabilities)	302,235	-	-	739,797
Stock options	245,032	20,000	245,032	20,000
Restricted stock units	88,605	-	45,361	-
Shares issuable under the Employee Stock Purchase Plan	25,418	17,129	25,418	17,129
Share equivalents excluded from EPS	572,685	37,129	270,450	776,926

As of September 30, 2022, the Company had declared dividends of $1,210 on its Series A Convertible Preferred Stock, which are included in dividends payable on the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on October 1, 2022. As a result, the Series A Convertible Preferred Stock was convertible into 5,962,733 shares of common stock as of September 30, 2022. Upon conversion, the Company has the option to pay accrued dividends in cash or allow conversion into common stock.

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

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $7,684 and $5,881 for the three months ended September 30, 2022 and September 30, 2021, respectively, and $24,213 and $15,494 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

Vendor Concentrations

The Company purchases its new RVs and replacement parts from various manufacturers. During the three months ended September 30, 2022, three major manufacturers accounted for 50.5%, 28.0% and 19.1% of RV purchases. During the nine months ended September 30, 2022, three major manufacturers accounted for 47.9%, 30.9% and 17.9% of RV purchases.

During the three months ended September 30, 2021, three major manufacturers accounted for 46.7%, 31.8% and 18.0% of RV purchases. During the nine months ended September 30, 2021, three major manufacturers accounted for 46.3%, 30.3% and 19.4% of RV purchases.

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

Geographic Concentrations

The percent of revenues generated by the Florida locations, Colorado locations, Arizona locations and Tennessee locations, which generate greater than 10% of revenues, were as follows (unaudited):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Florida	35%	44%	43%	49%
Tennessee	16%	16%	15%	14%
Colorado	11%	10%	10%	11%
Arizona	<10%	10%	<10%	11%

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

As described under Note 7 - Debt below, to further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8,704 in loans (the “PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). We applied for loan forgiveness under the PPP Loans. As of September 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances.

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

Subsequent Events

Management of the Company has analyzed the activities and transactions subsequent to September 30, 2022 through the date these condensed consolidated financial statements were issued to determine the need for any adjustments to or disclosures within the condensed consolidated financial statements. The Company did not identify any recognized or non-recognized subsequent events that would require disclosure in the condensed consolidated financial statements other than the following item.

On October 4, 2022, the Board appointed Kelly Porter as the Company’s Chief Financial Officer. Ms. Porter’s tenure with the Company will commence on October 31, 2022, and she will assume the role of Chief Financial Officer on November 15, 2022. In connection with Ms. Porter’s appointment, Nicholas Tomashot, who currently services as Chief Financial Officer, will step down as Chief Financial Officer effective November 15, 2022. He is expected to remain an employee through November 1, 2023.

On October 10, 2022, the Company commenced operations at its new sales center located near Houston, Texas. The new sales center is part of an expansion of the Company’s dedicated Service Center located near Houston, Texas.

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

On July 23, 2022, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Dave’s Claremore RV, Inc. (“Dave’s Claremore RV”). The purchase price consisted solely of cash paid to Dave’s Claremore RV. As part of the acquisition, the Company acquired the inventory of Dave’s Claremore RV and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

The Company accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Chilhowee, BYRV, Burlington and Dave’s Claremore RV each constituted a business. The allocation of the fair value of the assets acquired is final for Chilhowee, BYRV and Burlington. The allocation of the fair value of the assets acquired is still preliminary for Dave’s Claremore RV primarily due to any final adjustments necessary to parts inventory as the examination and inventory of parts acquired is not yet complete. As a result, the Company determined its final allocation for Chilhowee, BYRV and Burlington, and preliminary allocation for Dave’s Claremore RV of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

	2022	2021
		BYRV	Other	Total

Cash	$5	$-	$11	$11
Inventories	9,504	10,189	10,087	20,276
Accounts receivable and prepaid expenses	98	2,295	875	3,170
Property and equipment	7,353	939	629	1,568
Intangible assets	1,140	17,795	3,270	21,065
Total assets acquired	18,100	31,218	14,872	46,090

Accounts payable, accrued expenses and other current liabilities	29	788	1,297	2,085
Total liabilities assumed	29	788	1,297	2,085

Net assets acquired	$18,071	$30,430	$13,575	$44,005

The fair value of consideration paid was as follows:

	2022	2021
		BYRV	Other	Total

Purchase Price	$14,694	$49,506	$13,530	$63,036
Floor plan notes payable	8,069	6,912	7,373	14,285
	$22,763	$56,418	$20,903	$77,321

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

	2022	2021
		BYRV	Other	Total

Total consideration	$22,763	$56,418	$20,903	$77,321
Less net assets acquired	18,071	30,430	13,575	44,005
Goodwill	$4,692	$25,988	$7,328	$33,316

The Company recorded measurement period adjustments to goodwill of $631 and $(1,533) for the three and nine months ended September 30, 2022, respectively. Goodwill is expected to be deductible for income tax purposes to the extent the Company has income tax basis.

The following table summarizes the Company’s allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closings.

	Gross Asset Amount at Acquisition Date		Weighted Average Amortization Period in Years
	2022	2021	2022	2021
Customer Lists	$240	$365	15 years	10 years
Dealer Agreements	$900	$20,700	10 years	10 years

The Company recorded approximately $67,357 in revenue and $5,394 in income before income taxes during the period from July 1, 2022 to September 30, 2022 related to these acquisitions. The Company recorded approximately $125,404 in revenue and $17,437 in income before income taxes for the nine months ended September 30, 2022 related to these acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase Chilhowee, BYRV, Burlington and Dave’s Claremore RV had been consummated on January 1, 2021.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenue	$335,954	$339,784	$1,102,949	$1,056,841
Income before income taxes	$10,725	$40,762	$87,603	$103,216
Net income	$7,687	$32,918	$68,126	$77,601

The Company adjusted the combined income of Lazydays RV with Chilhowee, BYRV, Burlington and Dave’s Claremore RV and adjusted net income to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously untaxed acquired entities to determine pro forma net income.

NOTE 4 – INVENTORIES

Inventories consist of the following:

	As of	As of
	September 30, 2022	December 31, 2021

New recreational vehicles	$282,184	$177,744
Pre-owned recreational vehicles	49,436	66,013
Parts, accessories and other	4,483	7,586
	336,103	251,343
Less: excess of current cost over LIFO	(16,667)	(8,437)
Total	$319,436	$242,906

NOTE 5 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of September 30, 2022	As of December 31, 2021

Accounts payable	$23,431	$28,356
Other accrued expenses	3,291	5,064
Customer deposits	3,074	8,511
Accrued compensation	6,292	8,564
Accrued charge-backs	9,188	8,243
Accrued interest	947	261
Total	$46,223	$58,999

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

As of September 30, 2022, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 7.0 years and 5.0%, respectively.

Operating lease costs for the nine month period ended September 30, 2022 was $4,868, including variable lease costs. There were no short term leases for the nine months ended September 30, 2022.

Maturities of lease liabilities as of September 30, 2022 were as follows:

Maturity Date	Operating Leases
2022	$1,574
2023	6,094
2024	5,270
2025	4,353
2026	3,119
Thereafter	13,450
Total lease payments	33,860
Less: Imputed interest	5,429
Present value of lease liabilities	$28,431

The following presents supplemental cash flow information related to leases during 2022:

	Nine months ended
	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$4,868	$1,929

ROU assets obtained in exchange for lease liabilities:
Operating leases	$285	$16,378
Finance lease	24	$24
	$309	$16,402

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

On August 11, 2021, the Company entered into an agreement for the sale of property to LD Elkhart IN Landlord, LLC (“LD Elkhart”). The Company has entered into a lease agreement with LD Elkhart with lease payments commencing on August 1, 2022. The lease has been evaluated in accordance with ASC 842 and determined to be a failed sale leaseback. As such, it has been recorded as a finance lease and classified as financing liability in the Condensed Consolidated Balance Sheets.

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

As of September 30, 2022, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the new M&T Facility, so long as at the time of the payment of any such dividend, no event of default existed under the new M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the new M&T Facility. As of September 30, 2022, the maximum amount of cash dividends that the Company could make from legally available funds to its stockholders was limited to an aggregate of $20,179 pursuant to a trailing twelve month calculation as defined in the new M&T Facility.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has SOFR borrowings bearing interest at SOFR plus 2.25% and a base rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of September 30, 2022, the mortgage balance was $5,471 and the interest rate was 5.01%.

Floor Plan Line of Credit

The $327,000 M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90,000 may be used to finance pre-owned vehicle inventory and $1,000 for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day SOFR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon the Company’s total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month SOFR plus 1.00%. In addition, the Company will be charged for unused commitments at a rate of 0.15%. As of September 30, 2022, the interest rate on the M&T Floor Plan Line of Credit was approximately 5.16%.

The M&T Floor Plan Line of Credit consists of the following:

	As of September 30, 2022	As of December 31, 2021

Floor plan notes payable, gross	$290,755	$192,868
Debt discount	(457)	(648)
Floor plan notes payable, net of debt discount	$290,298	$192,220

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, the Company must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). As of September 30, 2022, there was $7,917 outstanding under the M&T Term Loan. As of September 30, 2022, the interest rate on the M&T Term Loan was 5.2%.

Revolver

The $25,000 M&T Revolver allows the Company to draw up to $25,000. The M&T Revolver bears interest at: (a) 30-day SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the three and nine month periods ended September 30, 2022, there were no outstanding borrowings under the M&T Revolver.

PPP Loan

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for PPP Loans with M&T Bank (the “Lender”). On April 28, 2020, certain of the Company’s subsidiaries executed promissory notes (the “Notes”) in favor of the Lender for the PPP Loans in an aggregate amount of $6,831 which mature on April 29, 2022. Applications were submitted by other subsidiaries of the Company, which resulted in the execution of a promissory note on April 30, 2020 for $1,236 and on May 4, 2020 for $637, which matured on April 30, 2022 and May 4, 2022, respectively. Pursuant to the promissory notes evidencing the PPP Loans (the “Notes”), such PPP Loans will bear interest at a rate of 1.0% per year. Commencing six months after each PPP Loan was disbursed, monthly payments of principal and interest will be required in amounts necessary to fully amortize the principal amount by the maturity date. The PPP Loans are unsecured and are non-recourse obligations. The Notes provide for customary events of default, and the PPP Loans may be accelerated upon the occurrence of an event of default. All or a portion of the PPP Loans may be forgiven upon application to the Lender for payroll and certain other costs incurred during the 8-week period beginning on the date each PPP Loan is disbursed, in accordance with the requirements and limitations under the CARES Act. As of September 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances.

The following schedule includes future payments on the term loan, mortgage, and loans for acquisitions.

Future Maturities of Long Term Debt

Years ending December 31,
2022	$1,073
2023	3,575
2024	9,762
2025	400
Total	$14,810

NOTE 8 – INCOME TAXES

The Company recorded a provision for federal and state income taxes of $3,032 and $7,326 for the three months ended September 30, 2022 and 2021, respectively, which represent effective tax rates of approximately 28.3% and 19.1%, respectively. The Company recorded a provision for federal and state income taxes of $19,388 and $22,299 for the nine months ended September 30, 2022 and 2021, respectively, which represent effective tax rates of approximately 22.2% and 25.5%, respectively.

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

The employment agreements provided that if the former CEO was terminated for any reason, he was entitled to receive any accrued benefits, including any earned but unpaid portion of base salary through the date of termination, subject to withholding and other appropriate deductions. In addition, in the event the executive resigned for good reason or was terminated without cause (all as defined in the employment agreement) prior to January 1, 2022, subject to entering into a release, the Company would pay the executive severance equal to two times base salary and average bonus for the former CEO.

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

On July 14, 2022, the Board appointed John North as Chief Executive Officer. On September 6, 2022, Mr. North commenced his service with the Company. Mr. North also serves as a director on the Company’s board. Under Mr. North’s employment agreement, his base salary is $600. He is also eligible to receive annual cash bonuses and annual grants of options to purchase the Company’s shares. Additionally, Mr. North may be eligible to receive a bonus of up to $300 under certain circumstances. Mr. North was granted a one-time restricted stock unit award under the Company’s Amended and Restated Long Term Incentive Plan of 105,308 restricted stock units (“RSU Award”). The RSU Award vests over three years, with one-third of the RSU Award vesting on each anniversary of Mr. North’s start date with the Company, provided he remains employed by the Company from the grant date through each vesting period. Robert DeVincenzi, the Company’s interim Chief Executive Officer, ended his service as interim Chief Executive Officer and returned to his position on the Board on September 6, 2022.

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

The discount associated with the Series A Preferred Stock was not accreted during the three or nine month periods ended September 30, 2022 because redemption was not currently deemed to be probable.

The Board declared a dividend payment on the Series A Preferred Stock of $1,210 for the three months ended September 30, 2022 which is included in dividends payable in the accompanying condensed consolidated balance sheet. The dividend was paid on October 1, 2022 to the holders.

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

2019 Employee Stock Purchase Plan

On May 20, 2019, the Company’s stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. During the three and nine month periods ended September 30, 2022, the Company recorded $65 and $351, respectively, of stock based compensation related to the ESPP. During the three and nine month periods ended September 30, 2021, the Company recorded $41 and $246, respectively, of stock based compensation related to the ESPP.

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

During the three months ended September 30, 2022, the Company repurchased 337,171 shares of common stock for $5,053. During the nine months ended September 30, 2022, the Company repurchased 2,590,577 shares of common stock for $43,218. During the year ended December 31, 2021, the Company repurchased 566,013 shares of common stock for $12,016. All repurchased shares are included in treasury stock in the consolidated balance sheets.

Warrants

The Company had the following activity related to shares of common stock underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2022	3,419,105	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(57,143)	$11.50
Warrants outstanding September 30, 2022	3,361,962	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

On March 17, 2021, two institutional investors exercised warrants issued in the PIPE Investment with respect to an aggregate of 1,005,308 shares of our common stock for cash, resulting in the issuance of 1,005,308 shares of common stock and gross proceeds to the Company of $11,315 pursuant to agreements executed with the Company. The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of such act, and Rule 506(b) thereunder, as issuances made in a private placement to accredited investors. The Company recorded an inducement loss on warrant conversion of $246 related to these warrant exercises.

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

	September 30, 2022	December 31, 2021
PIPE Warrants	$3,647	$13,603
Private Warrants	462	1,690
Total warrant liabilities	$4,109	$15,293

2018 Long-Term Incentive Equity Plan

On March 15, 2018, the Company adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the Board, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, the Company’s stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. On June 9, 2022, the Company’s stockholders approved the addition of 510,000 shares of common stock to the Incentive Plan. Stock options are canceled upon termination of employment. As of September 30, 2022, there were 565,471 shares of common stock available to be issued under the Incentive Plan.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	1,286,672	$11.87
Granted	54,631	$21.63
Cancelled or terminated	(25,000)	$22.41
Exercised	(166,239)	$10.92
Options outstanding at September 30, 2022	1,150,064	$12.24	2.34	$1,449
Options vested at September 30, 2022	392,656	$9.20	2.10	$1,690

Awards with Market Conditions

The expense recorded for awards with market conditions was $0 during the three and nine month periods ended September 30, 2022, respectively, and $0 and $96 during the three and nine month periods ended September 30, 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

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

During the nine months ended September 30, 2022, stock options to purchase 54,631 shares of common stock were issued to employees. The options have an exercise price of $30.00 or $14.55. The options have a five year life and a one year vesting period. The fair value of the awards of $450 was determined using the Black-Scholes option pricing model. The fair values for the 2022 and 2021 options was based on the following range of assumptions:

Risk free interest rate	0.77%-3.21%
Expected term (years)	3.0-3.75
Expected volatility	73%-81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $452 and $1,185 for the three and nine month periods ended September 30, 2022, respectively, and $92 and $473 for the three and nine month periods ended September 30, 2021, respectively, which is included in stock-based compensation in the condensed consolidated statements of income.

As of September 30, 2022, total unrecorded compensation cost related to all non-vested awards was $2,869 which is expected to be amortized over a weighted average service period of approximately 2.21 years.

Restricted Stock Units

A summary of restricted stock unit activity for the nine months ended September 30, 2022 is as follows:

Restricted Stock Units
Outstanding at January 1, 2022	-
Granted	165,297
Vested	-
Forfeited	-
Outstanding at September 30, 2022	165,297

The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2022 was $16.77. At September 30, 2022, the intrinsic value of unvested restricted stock units was $2,232. At September 30, 2022 the total unrecognized compensation cost related to unvested restricted stock units was $2,226 and is expected to be recognized over a weighted average period of 2.36 years.

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

	September 30, 2022				December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$3,647	$3,647	$-	$-	$13,603	$13,603	$-	$-
Private Warrants	462	-	-	462	1,690	-	-	1,690
Total	$4,109	$3,647	$-	$462	$15,293	$13,603	$-	$1,690

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

The following table provides quantitative information regarding Level 3 fair value measurements:

	September 30, 2022	December 31, 2021
Stock Price	$13.50	$21.54
Strike Price	$11.50	$11.50
Expected life	0.45	1.20
Volatility	50.0%	57.4%
Risk Free rate	3.73%	0.46%
Dividend yield	0.00%	0.00%
Fair value of warrants	$1.49	$5.45

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30, 2022		December 31, 2021
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$13,603	$1,690	$13,716	$1,380
Exercise or conversion	(607)	-	(7,208)	-
Measurement adjustment	(9,349)	(1,228)	7,095	310
Balance at September 30, 2022	$3,647	$462	$13,603	$1,690

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

The Company believes, based on industry research and management’s estimates, it operates the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. The Company also has dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; two near Minneapolis, Minnesota; Knoxville, Nashville and Maryville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; Milwaukee, Wisconsin and Tulsa, Oklahoma. Additionally, Lazydays has operated a dedicated Service Center located near Houston, Texas since early 2020, which was expanded to include a sales center in the fourth quarter of 2022.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. The Company has nearly 500 service bays, and each location has an RV parts and accessories store. Lazydays also has access to two on-site campgrounds with over 700 RV campsites. The Company employs approximately 1,500 people at its eighteen dealership and service locations. The Company’s locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. The Company believes its locations are strategically located in key RV markets. Based on information collected by the Company from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin, Oklahoma and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. The Company’s dealerships in these key markets attract customers from all states, except Hawaii.

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

On July 23, 2022, the Company consummated the acquisition contemplated by the Company’s asset purchase agreement with Dave’s Claremore RV, Inc. located in Claremore, Oklahoma (“Dave’s Claremore RV”). The purchase price consisted solely of cash paid to Dave’s Claremore RV. As part of the acquisition, the Company acquired the inventory of Dave’s Claremore RV and has added the inventory to the M&T Floor Plan Line of Credit. (as defined below).

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

To further protect our liquidity and cash position, we negotiated with our lenders for the temporary suspension of scheduled principal and interest payments on our term and mortgage loans from April 15, 2020 through June 15, 2020 and for the temporary suspension of scheduled floorplan curtailment payments from April 1, 2020 through June 15, 2020. We also received $8.7 million in loans under the Paycheck Protection Program (the “PPP Loans”). As of September 30, 2022, all of the PPP Loans had a portion forgiven for a total of $6,626, and the Company paid the remaining balances. We expect no further forgiveness of the remaining loans.

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

How the Company Generates Revenue

The Company derives its revenues from sales of new RV units, sales of pre-owned RV units and other revenue. Other revenue consists of RV parts, service and repairs, commissions earned on sales of third-party financing and insurance products, Tampa campground and food facilities revenue and other revenues. During the three and nine month periods ended September 30, 2022 and 2021, the Company derived its revenues from these categories in the following percentages:

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
New vehicles	61.0%	56.9%	59.1%	60.3%
Pre-owned vehicles	29.1%	32.8%	31.2%	29.6%
Other	9.9%	10.3%	9.7%	10.1%
	100.0%	100.0%	100.0%	100.0%

New and pre-owned RV sales accounted for approximately 90% of total revenues for the three and nine months ended September 30, 2022 and approximately 90% of total revenues for the three and nine months ended September 30, 2021, respectively. These revenue contributions have remained relatively consistent.

Key Performance Indicators

Gross Profit and Gross Margins (excluding depreciation and amortization). Gross profit is total revenue less total costs applicable to revenue excluding depreciation and amortization. The vast majority of the cost applicable to revenues is related to the cost of vehicles. New and pre-owned vehicles have accounted for approximately 97% of the cost of revenues for the three and nine months ended September 30, 2022 and approximately 97% of the cost of revenues for the three and nine months ended September 30, 2021, respectively. Gross margin is gross profit as a percentage of revenue. Gross profit and gross margin are GAAP metrics commonly used (including by Company management) to compare results between periods and entities.

The Company’s gross profit is variable in nature and generally follows changes in revenue. For the three months ended September 30, 2022 and 2021, gross profit was $75.8 million and $90.3 million, respectively, and gross margin was 22.7% and 28.3%, respectively. For the nine months ended September 30, 2022 and 2021, gross profit was $274.3 million and $240.6 million, respectively, and gross margin was 25.3% and 26.4%, respectively. Last-in, first-out (“LIFO”) adjustments were $3.9 million and $8.2 million for the three and nine months ended September 30, 2022, respectively, which reduced gross profit. LIFO adjustments were $(0.7) million and $1.4 million for the three and nine months ended September 30, 2021.

For the three and nine months ended September 30, 2022, gross margins were unfavorably impacted for the Company’s new and pre-owned vehicle sales primarily driven by: (i) increases in inventory costs as manufacturers passed through higher costs due to supply chain and (ii) inflation impacts. Additionally, the average margin for pre-owned vehicles decreased in the third quarter. Vehicle sales margins are generally lower than the Company’s other lines of business but represent by far the majority of the Company’s revenues. New and pre-owned vehicle margins excluding LIFO impacts decreased from 20.7% in the first three quarters of 2021 to 20.4% in 2022.

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

The Company calculates SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the three months ended September 30, 2022 and 2021, SG&A, as a percentage of gross profit was 72.6% and 52.7%, respectively. For the nine months ended September 30, 2022 and 2021, SG&A, as a percentage of gross profit was 62.8% and 54.1%, respectively. The increase in this percentage is driven primarily by the lower comparable gross profit generated by the business as margins normalize, and overhead costs associated with locations added between the two periods, marketing, support costs and investments in IT infrastructure and compliance.

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

Results of Operations

Three Months

The following table sets forth information comparing certain components of net income for the three months ended September 30, 2022 and 2021.

Summary Financial Data

(in thousands)

	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021

Revenues
New and pre-owned vehicles	$300,803	$285,781
Other	32,955	32,947
Total revenue	333,758	318,728

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	246,727	221,831
Adjustments to LIFO reserve	3,904	(655)
Other	7,284	7,289
Total cost of revenues (excluding depreciation and amortization)	257,915	228,465

Gross profit (excluding depreciation and amortization)	75,843	90,263

Transaction costs	(38)	678
Depreciation and amortization expense	4,202	3,717
Stock-based compensation expense	831	132
Selling, general, and administrative expenses	55,027	47,597
Income from operations	15,821	38,139
Other income/expenses
PPP loan forgiveness	-	-
Interest expense	(4,603)	(2,006)
Change in fair value of warrant liabilities	(521)	2,162
Total other income (expense)	(5,124)	156
Income before income tax expense	10,697	38,295
Income tax expense	(3,032)	(7,326)
Net income	$7,665	$30,969

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Revenue

Revenue increased by approximately $15.1 million, or 4.7%, to $333.8 million from $318.7 million for the three months ended September 30, 2022 and 2021, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $15.0 million, or 5.2%, to $300.8 million from $285.8 million for the three months ended September 30, 2022 and 2021, respectively.

Revenue from new vehicle sales increased by approximately $22.1 million, or 12.2%, to $203.5 million from $181.4 million for the three months ended September 30, 2022 and 2021, respectively. This increase was due to an increase in the average selling price from $82,800 to $85,500 per unit reflecting higher invoiced manufacturer cost, as well as an increase in the number of new vehicle units sold from 2,192 to 2,377.

Revenue from pre-owned vehicle sales decreased by approximately $(7.1) million, or 6.8%, to $97.3 million from $104.4 million for the three months ended September 30, 2022 and 2021, respectively. This was primarily due to a decrease in the average selling price from approximately $70,900 to $68,000 per unit, as well as a decrease in the number of pre-owned vehicles sold, excluding wholesale units, from 1,417 to 1,335.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue stayed consistent at $33.0 million compared to $32.9 million for the three months ended September 30, 2022 and 2021, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $1.6 million, or 13.1%, to $13.8 million from $12.2 million primarily due to increased level of business.

Finance and insurance revenue decreased by approximately $1.5 million, or 7.5%, to $18.6 million from $20.1 million for the three months ended September 30, 2022 as compared to September 30, 2021, respectively, primarily due to lower RV unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit decreased by approximately $(14.5) million, or 16.1%, to $75.8 million from $90.3 million for the three months ended September 30, 2022 and 2021, respectively. This decrease was attributable to the increased costs from the manufacturers reducing gross profit per new unit as well as a decrease in the pre-owned average selling price reducing gross profit per pre-owned unit.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit excluding LIFO decreased $(9.9) million, or 15.5%, to $54.1 million from $64.6 million for the three months ended September 30, 2022 and 2021, respectively. New and pre-owned vehicle gross profit including LIFO decreased $(14.4) million, or 22.3%, to $50.2 million from $64.6 million for the three months ended September 30, 2022 and 2021, respectively. The decrease is primarily attributable to increased costs passed through from the manufacturers reducing gross profit per new unit, a decrease in the pre-owned average selling price reducing gross profit per pre-owned unit, and a $3.9 million increase in LIFO adjustments due to increases in inventory levels and unit costs.

Other Gross Profit

Other gross profit was consistent at $25.7 million for the three months ended September 30, 2022 and 2021, respectively, with improved parts, accessories and service gross profit offsetting reduced finance and insurance gross profit associated with lower unit sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $7.4 million, or 15.5%, to $55.0 million for the three months ended September 30, 2022, from $47.6 million for the three months ended September 30, 2021. The increase was primarily related to: (a) overhead associated with: (i) the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; (ii) the Monticello, Minnesota dealership opened in March 2022 and (iii) the Tulsa, Oklahoma dealership acquired in July 2022: and (b) increased marketing expense, support costs and investments in IT infrastructure and compliance.

Interest Expense

Interest expense increased by approximately $2.6 million to $4.6 million from $2.0 million for the three months ended September 30, 2022 and 2021, respectively, due primarily to higher floorplan balances and higher interest rates, offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense was $3.0 million and $7.3 million for the three month periods ending September 30, 2022 and 2021, respectively.

Results of Operations

Nine Months

The following table sets forth information comparing certain components of net income for the nine months ended September 30, 2022 and 2021.

Summary Financial Data

(in thousands)

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Revenues
New and pre-owned vehicles	$978,583	$820,875
Other	104,888	91,637
Total revenue	1,083,471	912,512

Cost of revenues (excluding depreciation and amortization expense)
New and pre-owned vehicles	778,765	650,561
Adjustments to LIFO reserve	8,230	1,409
Other	22,159	19,947
Total cost of revenues (excluding depreciation and amortization)	809,154	671,917

Gross profit (excluding depreciation and amortization)	274,317	240,595

Transaction costs	83	1,528
Depreciation and amortization expense	12,338	10,276
Stock-based compensation expense	2,083	815
Selling, general, and administrative expenses	172,403	130,109
Income from operations	87,410	97,867
Other income/expenses
PPP Loan forgiveness	-	6,626
Interest expense	(10,900)	(5,733)
Change in fair value of warrant liabilities	10,671	(11,090)
Inducement Loss on Warrant Conversion	-	(246)
Total other income (expense)	(229)	(10,443)
Income before income tax expense	87,181	87,424
Income tax expense	(19,388)	(22,299)
Net income	$67,793	$65,125

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Revenue

Revenue increased by approximately $171.0 million, or 18.7%, to $1,083.5 million from $912.5 million for the nine months ended September 30, 2022 and 2021, respectively.

New and Pre-Owned Vehicles Revenue

Revenue from new and pre-owned vehicle sales increased by approximately $157.7 million, or 19.2%, to $978.6 million from $820.9 million for the nine months ended September 30, 2022 and 2021, respectively.

Revenue from new vehicle sales increased by approximately $89.7 million, or 16.3%, to $640.1 million from $550.4 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was due to an increase in the average selling price from $77,500 for the nine months ended September 30, 2021 as compared to $90,100 for the nine months ended September 30, 2022 as well as an increase in the number of new vehicle units sold from 7,097 to 7,103.

Revenue from pre-owned vehicle sales increased by approximately $68.0 million, or 25.1%, to $338.5 million from $270.5 million for the nine months ended September 30, 2022 and 2021, respectively. This was primarily due to an increase in the average selling price from approximately $65,800 for the nine months ended September 30, 2021 as compared to $72,500 for the nine months ended September 30, 2022, as well as an increase in the number of pre-owned vehicles sold, excluding wholesale units, from 3,917 to 4,410.

Other Revenue

Other revenue consists of sales of parts, accessories and related services. It also consists of finance and insurance revenues as well as campground and miscellaneous revenues. Other revenue increased by approximately $13.3 million, or 14.5% to $104.9 million from $91.6 million for the nine months ended September 30, 2022 and 2021, respectively.

As a component of other revenue, sales of parts, accessories and related services increased by approximately $6.0 million, or 17.3%, to $40.6 million from $34.6 million primarily due to increased level of business.

Finance and insurance revenue increased by approximately $7.1 million, or 13.0%, to $61.6 million from $54.5 million for the nine months ended September 30, 2022 as compared to September 30, 2021, respectively, primarily due to higher RV unit sales.

Gross Profit (excluding depreciation and amortization)

Gross profit consists of gross revenues less cost of sales and services and excludes depreciation and amortization. Gross profit increased by approximately $33.7 million, or 14.0%, to $274.3 million from $240.6 million for the nine months ended September 30, 2022 and 2021, respectively. This increase was attributable to growth in all lines of business.

New and Pre-Owned Vehicles Gross Profit

New and pre-owned vehicle gross profit excluding LIFO increased $29.5 million, or 17.3%, to $199.8 million from $170.3 million for the nine months ended September 30, 2022 and 2021, respectively. New and pre-owned vehicle gross profit including LIFO increased $22.7 million, or 13.4%, to $191.6 million from $168.9 million for the nine months ended September 30, 2022 and 2021, respectively. The increase is primarily attributable to the increase in units sold and the increase in the average selling price and gross profit per unit of new and pre-owned units for the period. This increase was partially offset by a $8.2 million increase in LIFO adjustments due to increases in inventory levels and unit costs.

Other Gross Profit

Other gross profit increased by $11.0 million, or 15.3% to $82.7 million from $71.7 million for the nine months ended September 30, 2022 and 2021, respectively, primarily due to: (i) increased finance and insurance revenues and (ii) parts, accessories and related services, each associated with increased RV sales.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses, which, as explained above, do not include transaction costs, stock-based compensation and depreciation and amortization, increased $42.3 million, or 32.5%, to $172.4 million for the nine months ended September 30, 2022, from $130.1 million for the nine months ended September 30, 2021. The increase was primarily related to (a) overhead associated with the Maryville, Tennessee dealership acquired in March 2021; (b) overhead associated with the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; (c) overhead associated with the Monticello, Minnesota dealership opened in March 2022; (d) overhead associated with the Tulsa, Oklahoma dealership acquired in July 2022 and; (e) increases in other SG&A expense including marketing expense, performance wages, support costs and investments in IT infrastructure and compliance.

Interest Expense

Interest expense increased by approximately $5.2 million to $10.9 million from $5.7 million for the nine months ended September 30, 2022 and 2021, respectively, due to higher floorplan balances and interest rates, partially offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense.

Income Taxes

Income tax expense was $19.4 million and $22.3 million for the nine month periods ending September 30, 2022 and 2021, respectively.

Inflation

The Company has experienced higher than normal RV wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. The Company has sought to increase its retail prices to offset these cost increases as much as possible without significantly dampening consumer demand or becoming non-competitive in the markets in which it operates. The Company cannot accurately anticipate the effect of inflation on its operations from possible continued cost increases, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

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

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the three months ended September 30, 2022 and 2021 are shown in the tables below.

	Three Months Ended September 30,
	2022	2021

EBITDA
Net income	$7,665	$30,969
Interest expense, net*	4,603	2,006
Depreciation and amortization of property and equipment	2,372	2,099
Amortization of intangible assets	1,830	1,618
Income tax expense	3,032	7,326
Subtotal EBITDA	19,502	44,018
Floor plan interest	(2,621)	(414)
LIFO adjustment	3,904	(655)
Transaction costs	(38)	678
Gain on sale of property and equipment	(20)	(133)
Change in fair value of warrant liabilities	521	(2,162)
Inducement loss on warrant conversion	-	-
Non-compete, severance and other	60	-
Stock-based compensation	831	132
Adjusted EBITDA	$22,139	$41,464

* Interest expense includes $1,748 and $1,201 relating to finance lease payments for the three months ended September 30, 2022 and 2021, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Three Months Ended September 30,
	2022	2021

EBITDA margin
Net income margin	2.3%	9.7%
Interest expense, net	1.4%	0.6%
Depreciation and amortization of property and equipment	0.7%	0.7%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	0.9%	2.3%
Subtotal EBITDA margin	5.8%	13.8%
Floor plan interest	-0.8%	-0.1%
LIFO adjustment	1.2%	-0.2%
Transaction costs	0.0%	0.2%
Gain on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	0.2%	-0.7%
Non-compete, severance and other	0.0%	0.0%
Stock-based compensation	0.2%	0.0%
Adjusted EBITDA Margin	6.6%	13.0%

Note: Figures in the table may not total due to rounding.

Reconciliations from Net Income per the Condensed Consolidated Statements of Income to EBITDA and Adjusted EBITDA and Net income margin to EBITDA margin and Adjusted EBITDA margin for the nine months ended September 30, 2022 and 2021 are shown in the tables below.

	Nine Months Ended September 30,
	2022	2021

EBITDA
Net income	$67,793	$65,125
Interest expense, net*	10,900	5,733
Depreciation and amortization of property and equipment	6,893	6,068
Amortization of intangible assets	5,445	4,208
Income tax expense	19,388	22,299
Subtotal EBITDA	110,419	103,433
Floor plan interest	(5,063)	(1,197)
LIFO adjustment	8,230	1,409
Transaction costs	83	1,528
PPP loan forgiveness	-	(6,626)
Gain on sale of property and equipment	(18)	(136)
Change in fair value of warrant liabilities	(10,671)	11,090
Inducement loss on warrant conversion	-	246
Non-compete, severance and other	283	-
Stock-based compensation	2,083	815
Adjusted EBITDA	$105,346	$110,562

* Interest expense includes $5,199 and $3,619 relating to finance lease payments for the nine months ended September 30, 2022 and 2021, respectively. Depreciation on leased assets under finance leases is included in depreciation expense and included in net income. Operating lease payments are included as rent expense and included in net income.

	Nine Months Ended September 30,
	2022	2021

EBITDA margin
Net income margin	6.3%	7.1%
Interest expense, net	1.0%	0.6%
Depreciation and amortization of property and equipment	0.6%	0.7%
Amortization of intangible assets	0.5%	0.5%
Income tax expense	1.8%	2.4%
Subtotal EBITDA margin	10.2%	11.3%
Floor plan interest	-0.5%	-0.1%
LIFO adjustment	0.8%	0.2%
Transaction costs	0.0%	0.2%
PPP loan forgiveness	0.0%	-0.7%
Loss on sale of property and equipment	0.0%	0.0%
Change in fair value of warrant liabilities	-1.0%	1.2%
Non-compete, severance and other	0.0%	0.0%
Stock-based compensation	0.2%	0.1%
Adjusted EBITDA Margin	9.7%	12.1%

Note: Figures in the table may not total due to rounding.

Liquidity and Capital Resources

Cash Flow Summary

($ in thousands)
	Nine months ended September 30,
	2022	2021
Net income	$67,793	$65,125
Non cash adjustments	4,187	16,168
Changes in operating assets and liabilities	(79,488)	4,939
Net cash (used in) provided by operating activities	(7,508)	86,232

Net cash used in investing activities	(38,183)	(79,804)
Net cash provided by (used) in financing activities	48,345	(2,913)
Net increase in cash	$2,654	$3,515

The Company used cash in operating activities of approximately $7.5 million for the nine months ended September 30, 2022, compared to cash provided by operating activities of approximately $86.2 million for the nine months ended September 30, 2021. Net income increased by approximately $2.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Adjustments for non-cash expenses, included in net income, decreased $12.0 million to $4.2 million for the nine months ended September 30, 2022 compared to the prior period. For the nine months ended September 30, 2022, there was approximately $(79.5) million of cash changes in operating assets and liabilities as compared to $4.9 million of cash changes in operating assets and liabilities for the nine months ended September 30, 2021. The fluctuations in assets and liabilities for the nine months ended September 30, 2022 were primarily due to the increase in inventory of $68.0 million, mainly associated with RV inventory restocking as manufacturers recover from supply chain issues, the decrease in accounts receivable of $5.9 million, the decrease of $11.1 million in accounts payable and accrued expenses and other current liabilities, and the decrease of $4.6 in income tax receivable/payable.

Net Cash from Investing Activities

The Company used cash in investing activities of approximately $38.2 million for the nine months ended September 30, 2022, compared to cash used in investing activities of approximately $79.8 million for the nine months ended September 30, 2021. Net cash used in investing activities for the nine months ended September 30, 2022 was related to cash used for purchases of property and equipment of $23.5 million and cash paid for acquisitions of $14.7 million.

Net Cash from Financing Activities

The Company had cash provided by financing activities of approximately $48.3 million for the nine months ended September 30, 2022, compared to cash used in financing activities of approximately $2.9 million for the nine months ended September 30, 2021. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily related to net borrowings on the M&T Floor Plan Line of Credit of $89.8 million associated with the restocking of RV inventory noted above, proceeds from financing liabilities of $8.2 million and proceeds from the exercise of stock options and warrants of $2.3 million. These cash inflows were partially offset by cash payments for the repurchase of treasury stock of $43.2 million, repayments of long term debt of $3.6 million and payments of dividends of $3.6 million.

Funding Needs and Sources

The Company has historically satisfied its liquidity needs through cash from operations and various borrowing arrangements. Cash requirements consist principally of scheduled payments of principal and interest on outstanding indebtedness (including indebtedness under its existing floor plan credit facility), the acquisition of inventory, capital expenditures, salary and sales commissions and lease expenses, the acquisition of three dealerships in 2021 and the acquisition of one dealership in 2022. The Company expects that it has adequate cash on hand, cash from operations and borrowing capacity to meet it liquidity needs for the next twelve months. Management continually evaluates capital requirements and options to facilitate our growth strategy, and currently believes capital is adequate to support the business and its growth strategy under various market conditions.

As of September 30, 2022, the Company had liquidity of approximately $100.8 million in cash and had working capital of approximately $106.1 million.

Capital expenditures include expenditures to extend the useful life of current facilities, to purchase new capital assets, construction, and to expand operations. For the nine months ended September 30, 2022, the Company invested approximately $23.5 million in capital expenditures, including $5.6 million in land purchases for future greenfield development, $6.0 million on dealership improvements financed under sale leasebacks and $1.7 million on greenfield construction.

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

Short-Term Material Cash Requirements

For at least the next twelve months, our primary capital requirements are capital to maintain our current operations and to support our planned pipeline of greenfield build-to-suits. We may also use our resources for the funding of potential acquisitions. As of September 30, 2022, we anticipate discretionary capital spending for maintaining current operations of approximately $8 million. We also anticipate spending approximately $50.0 million to complete the buildout of our greenfield dealerships in Council Bluffs, Iowa, Fort Pierce, Florida, Wilmington, Ohio and Surprise, Arizona. Greenfield land purchases and build-to-suits are expected to be financed through mortgage or leasing partners. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will mostly be financed using the M&T floorplan facility.

We have financing commitments that will require $3.6 million for the current portion of long-term debt associated with our M&T Bank term loan and repayment of notes associated with acquisitions. We also have approximately $2.3 million in obligations associated with 2022 payments on our current financing leases.

We expect to meet our short-term liquidity requirements primarily through current cash on hand and cash generated by operations. We also have a firm commitment to finance the completion of our Council Bluffs greenfield dealership and plan to obtain lease or mortgage financing for land purchased and the additional costs of building out greenfield dealerships on these properties. Additional sources of funds, should we need them, include the $25 million M&T revolving credit line, all of which is available.

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

Known obligations beyond the next twelve months include approximately $8 million in annual maintenance capital. Our long-term debt repayment will require $11.0 million beyond the next twelve months. Our average greenfield dealership requires $16 to $20 million for land and development, all of which are expected to be financed through mortgages or leases, plus approximately $1.5 million in self-funded start-up operational capital. RV inventory will be financed through our floorplan facility with M&T. The average acquisition costs $4 to $13 million, plus (i) RV inventory which is financed using our floorplan facility, and (ii) entering into a lease arrangement with the seller or a third party.

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

As of September 30, 2022, there was $290.8 million outstanding under the M&T Floor Plan Line of Credit, $7.9 million outstanding under the M&T Term Loan and $5.5 million outstanding on the M&T Mortgage.

Contractual and Commercial Commitments

During the nine months ended September 30, 2022, the Company did not have any material changes in its contractual and commercial commitments outside of the ordinary course of business.

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

On September 28, 2022, Hurricane Ian made landfall in the State of Florida. The Company did not sustain damage to property or inventory, but telephone and internet capabilities were temporarily impacted. In addition, insurance companies halted binding of policies for six days during the storm’s progress, which resulted in certain sales and service activity being delayed into the fourth quarter. The Company does not anticipate a material loss of revenue due to Hurricane Ian.

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

Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item 3 is not applicable as the Company has elected scaled disclosure requirements available to smaller reporting companies with respect to this Item 3.

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

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The table below sets forth the information with respect to purchases made by or on behalf of Lazydays Holdings, Inc. or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our shares of common stock during the three months ended September 30, 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1) (2)
July 1, 2022 - July 31, 2022	23,367	$12.99	2,984,085	$19,514
August 1, 2022 - August 31, 2022	153,221	$15.66	3,137,306	$17,115
September 1, 2022 - September 30, 2022	160,583	$14.63	3,297,889	$14,765

(1)	On September 13, 2021, we announced that the Board authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of common stock. The program will be effective through December 31, 2022.
(2)	On February 24, 2022, the Board authorized a stock repurchase program authorizing us to repurchase up to $45.0 million of our shares of common stock. A portion of the program in the amount of $20.0 million was effective through July 31, 2022. The remaining portion of the program will be effective through December 31, 2022.

Item 3 – Default Upon Senior Securities

None.

Item 4 – Mine Safety Disclosures

None.

Item 5 – Other Information

None.

Item 6. — Exhibits.

3.1	Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc., including the Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2022 and incorporated into this Form 10-Q by reference).

10.1*	Amended and Restated Employment Agreement, dated September 6, 2022, by and between the Company and John North.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)

101 *	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)

* Filed herewith.

** Furnished herewith

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

Lazydays Holdings, Inc.

Dated November 4, 2022	/s/ John North
John North
Chief Executive Officer Principal Executive Officer

Dated November 4, 2022	/s/ Nicholas J. Tomashot
Nicholas J. Tomashot
Chief Financial Officer Principal Financial and Accounting Officer

