Form 10-K
period 2022-12-31
Lazydays Holdings, Inc.
filed 2023-03-01
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the 7,925,647 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2022 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2022, of $11.78 per share) was approximately $93.4 million.

As of February 24, 2023, the registrant had 11,112,989 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2023 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

i

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Annual Report on Form 10-K, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;

●	Changes in U.S. or global economic conditions;

●	Changes in expected operating results, such as store performance, selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

●	Our ability to procure and manage inventory levels to reflect consumer demand;

●	Our ability to find accretive acquisitions;

●	Changes in the planned integration, success and growth of acquired dealerships and greenfield locations;

●	Changes in our expected liquidity from our cash, availability under our credit facility and unfinanced real estate;

●	Compliance with financial and restrictive covenants under our credit facility and other debt agreements;

●	Changes in our anticipated levels of capital expenditures in the future;

●	The repurchase of shares under our share repurchase program;

●	Our business strategies for customer retention, growth, market position, financial results and risk management.

ii

PART I

Item 1. Business

As used in this report, the terms “Lazydays,” “the Company,” “Holdco,” “we,” “us,” and “our” refer to Lazydays Holdings, Inc. and its consolidated subsidiaries unless otherwise expressly stated or the context otherwise requires.

Andina Acquisition Corp. II (“Andina”) was originally formed for the purpose of effecting a business combination with one or more businesses or entities. On March 15, 2018, the initial business combination was consummated. As a result, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became our business. Accordingly, Lazydays Holdings, Inc. is now a holding company operating through our direct and indirect subsidiaries.

Company History

Andina was formed as an exempted company incorporated in the Cayman Islands on July 1, 2015 for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses.

From the consummation of the initial public offering (“IPO”) of Andina until October 27, 2017, Andina was searching for a suitable target business to acquire. On October 27, 2017, a merger agreement was entered into by and among Andina, Andina II Holdco Corp., a Delaware corporation and wholly owned subsidiary of Andina (“Holdco”), Andina II Merger Sub Inc., a Delaware corporation and wholly owned subsidiary of Holdco (“Merger Sub”), Lazy Days’ R.V. Center, Inc. (“Lazydays RV”) and solely for certain purposes set forth in the merger agreement, A. Lorne Weil (the “Merger Agreement”). The Merger Agreement provided for a business combination transaction by means of (i) the merger of Andina with and into Holdco, with Holdco surviving and becoming a new public company (the “Redomestication Merger”) and (ii) the merger of Lazy Days’ R.V. Center, Inc. with and into Merger Sub with Lazy Days’ R.V. Center, Inc. surviving and becoming a direct wholly owned subsidiary of Holdco (the “Transaction Merger” and together with the Redomestication Merger, the “Mergers”). On March 15, 2018, Holdco held an extraordinary general meeting of the shareholders, at which the Andina shareholders approved the Mergers and other related proposals. On the same date, the Mergers were closed. In connection with the Mergers, the business of Lazy Days’ R.V. Center, Inc. and its subsidiaries became the business of Holdco. As a result of the Mergers, our stockholders and the shareholders of Andina became stockholders of Holdco and the Company changed the name of Holdco to “Lazydays Holdings, Inc.”

Overview

Lazydays Holdings, Inc. operates Recreational Vehicle (“RV”) dealerships across the U.S. and offers a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing a full spectrum of RV products: New and pre-owned RV sales, RV-parts and service, financing and insurance products, third-party protection plans, after-market parts and accessories, and RV camping facilities. We believe, based on industry research and internal estimates, that we operate one of the world’s largest RV dealerships, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida.

We strive to create diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage seasonality and market risk and maintain profitability. As of December 31, 2022, we operated 18 locations, representing more than 30 original equipment manufacturers (“OEM’s”) across 11 states.

Business Strategy

With over forty years of history dating back to 1976, Lazydays is an iconic brand that we believe is synonymous with the RV lifestyle, and is known nationally as The RV Authority ®, a registered trademark. We seek to provide customers with a seamless online and in store experience, targeting RV enthusiasts who are seeking a lifestyle centered around the RV. Lazydays has built its reputation on providing an outstanding customer experience with exceptional service and product expertise. One of our primary goals is to create “Customers for Life” by offering a unique purchasing experience that combines our large selection of new and used RV inventory with a nationwide team of experienced sales and service, customer-focused professionals.

Our long-term strategy to create value for our customers, employees and shareholders includes the following:

Driving Operational Excellence Across Our Existing Stores

We are focused on improving performance through increasing market share and profitability at each of our locations. By promoting an entrepreneurial model, we are building strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we strive to drive operational performance and develop high-performing teams. We believe our strong brands, market position, ongoing investment in our service platform, broad product portfolio and full array of RV offerings will continue to provide us with a competitive advantage in targeting and capturing a larger share of consumers, including the growing number of new RV enthusiasts that we believe are entering the market. We continuously work to attract new customers to our dealership locations through targeted integrated digital and traditional marketing efforts, attractive offerings, and access to our wide array of resources for RV enthusiasts. The Company has focused specifically on marketing to the fast-growing RV demographics of Baby Boomers, Gen X and Millennials. The Company also markets to these segments through RV lifestyle-focused partnership and sponsorship efforts.

Our performance-based culture is geared toward an incentive-based compensation structure for a majority of our personnel. We develop pay plans that are measured upon various factors such as customer satisfaction, profitability and individual performance metrics. These plans serve to reward team members for creating exceptional customer experiences, customer loyalty and achieving store potential. This approach allows us to mitigate fluctuations in RV sales and general economic conditions.

Growth Through Acquisitions and Greenfields

The RV industry is highly fragmented with primarily independent dealers. We target increasing our physical network of stores through acquisitions to strategically grow our presence and create density in our network to provide convenience for our customers across the country. Our value-based acquisition strategy targets underperforming stores with strong brands in desirable markets. As we integrate these stores into our network, we focus on increasing profitability through gaining market share, elevating the customer experience and leveraging our cost structure.

In addition to acquisitions, we will, from time to time, open greenfield sites in new or existing markets. We are currently on track to open four future greenfield sites located in the following markets: Council Bluffs, Iowa; Fort Pierce, Florida; Wilmington, Ohio; and Surprise, Arizona.

Leveraging Our Scale and Cost Structure to Create Operational Efficiencies

As we grow, we are positioned to leverage our scale to improve operating margins. We have centralized many administrative functions to drive efficiencies and streamline store-level operations. The reduction of administrative functions at our stores allows our local teams to focus on customer-facing opportunities to increase revenues and gross profit. Our stores also receive supply chain management support, ensuring optimal levels of new and used RV inventory; and finance and insurance product and training support to provide a full array of offerings to our customers.

Community Involvement

We are committed to making an impact in our communities. In 2005, Lazydays employees formed the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2.5 million to help disadvantaged children in Florida, Arizona, Colorado, Minnesota and Tennessee. The Foundation sponsors two facilities in Florida that carry its name; The Lazydays House at a Kids Place which houses foster children in a facility where siblings can remain together and the Lazydays House at Bridging Freedom which houses and rehabilitates children rescued from human trafficking. The Foundation also provides financial contributions to other smaller community programs that benefit at-risk youth by providing educational tutoring, expression through the arts, and education scholarships. Lazydays employees also volunteer their time to many worthwhile charities and engage in life enriching activities with at-risk youth. The Foundation has received multiple awards for their philanthropic work, including the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry, as well as the Olin Mott Golden Heart Award and several WEDU Be More awards.

Customers and Markets

The RV industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. Approximately 11 million U.S. households are estimated to own an RV.

Owners invest in insurance, extended service contracts, parts and accessories, roadside assistance and regular maintenance to protect and maintain their RVs. They typically invest in new accessories and the necessary installation costs as they upgrade their RVs. They also spend on services and resources as they plan, engage in, and return from their road trips. Furthermore, based on industry research and management’s estimates, we believe that RV owners typically trade-in to buy another RV every four to five years.

Per the RV Industry Association’s (RVIA) December 2022 survey of manufacturers, total RV wholesale shipments ended 2022 at 493,268, down 17.8% compared to 600,240 units in 2021. Towable RVs were down 20.1% at 434,858 from 544,028 units and motorhome shipments were up 3.9% at 58,410 units from 56,212 units in 2021. Per the RVIA survey, 2022 ended with the third best year on record of wholesale shipments. Generally, pre-owned RVs are sold at a lower price point than comparable new RVs and the sale of pre-owned RVs has historically been more stable than the sale of new vehicles through business cycles.

We believe RV trips remain one of the least expensive types of vacation, allowing RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging, pet boarding and dining. While fuel costs are a component of the overall vacation cost, we believe fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. Based on RVIA information, the average annual mileage use of an RV is between 3,000 and 5,000 miles. In addition, our customer research indicates that customers are attracted to RV ownership based on the comfortable and convenient travel it provides.

Competition

We believe that the principal competitive factors in the RV industry are breadth and depth of product selection, pricing, convenient dealership locations, quality technical services, customer service, and overall experience. We compete directly and/or indirectly with RV dealers, RV service providers, and RV parts and accessories retailers. One of our direct competitors, Camping World Holdings, Inc., is publicly listed on the New York Stock Exchange. Additional competitors may enter the businesses in which we currently operate.

Marketing and Advertising

We market our product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. Our marketing efforts include our website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, and RV shows and rallies. We also have exclusive partnership and sponsorship relationships with various RV lifestyle properties. We currently have a segmented marketing database of over 2.5 million RV owners and prospects. Our principal marketing strategy is to leverage our unique brand positioning, extensive product selection, exclusive benefits, and high quality customer experience among RV owners.

Our total website traffic for the year ended December 31, 2022 was approximately 28.1 million visits with approximately 27.6 million unique visitors. Our website features over 6,000 new and pre-owned RVs, as well as information regarding our RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.

We measure our marketing productivity and effectiveness with front end analytics integrated with 1st party data to optimize marketing efforts.

Trademarks and Other Intellectual Property

We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Lazydays, Lazydays The RV Authority ®, Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. We also own numerous domain names, including Lazydays.com, LazydaysRVSale.com, LazydaysEvents.com, and LazydaysService.com among many others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts.

Government Regulation

Our operations are subject to varying degrees of federal, state and local regulation, including our RV sales, vehicle financing, outbound telemarketing, email, direct mail, roadside assistance programs, extended vehicle service contracts and insurance activities. These laws and regulations include consumer protection laws, so-called “lemon laws,” privacy laws, escheatment laws, anti-money laundering laws, environmental laws and other extensive laws and regulations applicable to new and pre-owned vehicle dealers, as well as a variety of other laws and regulations. These laws also include federal and state wage and hour, anti-discrimination and other employment practices laws.

Motor Vehicle Laws and Regulations

Our operations are subject to the National Traffic and Motor Vehicle Safety Act, Federal Motor Vehicle Safety Standards promulgated by the United States Department of Transportation and the rules and regulations of various state motor vehicle regulatory agencies. We are also subject to federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles. Federal, state and local laws and regulations also impose upon vehicle operators’ various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions. Federal and state authorities also have various environmental control standards relating to air, water, noise pollution and hazardous waste generation and disposal.

Our financing activities with customers are subject to federal truth-in-lending, consumer leasing and equal credit opportunity laws and regulations as well as state and local motor vehicle finance laws, leasing laws, installment finance laws, usury laws and other installment sales and leasing laws and regulations, some of which regulate finance and other fees and charges that may be imposed or received in connection with motor vehicle retail installment sales.

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

Insurance Laws and Regulations

As a marketer of insurance programs, we are subject to state rules and regulations governing the business of insurance including, without limitation, laws governing the administration, underwriting, marketing, solicitation and/or sale of insurance programs. The insurance carriers that underwrite the programs that we sell are required to file their rates for approval by state regulators. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offering of any insurance program to a consumer. We are required to maintain certain licenses to market insurance programs.

Marketing Laws and Regulations

The Federal Trade Commission (the “FTC”) and each of the states have enacted consumer protection statutes designed to ensure that consumers are protected from unfair and deceptive marketing practices. We review all of our marketing materials for compliance with applicable FTC regulations and state marketing laws.

Environmental, Health and Safety Laws and Regulations

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to a variety of federal, state and local requirements that regulate the environment and public health and safety.

Most of our dealership locations utilize aboveground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, air emissions from our operations, such as RV painting, are subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to certain of our operations.

Although we incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business, we do not presently anticipate that these costs will have a material adverse effect on our business, financial condition or results of operations. We do not have any material known environmental commitments or contingencies.

Insurance

We utilize insurance to provide for the potential liabilities for workers’ compensation, product liability, general liability, business interruption, property liability, director and officers’ liability, cyber, environmental issues, and vehicle liability. Beginning in 2020, we became self-insured for employee health-care benefits. Liabilities associated with the risks that are retained by the Company are estimated, in part, by considering actuarial reports, historical claims experience, demographic factors, severity factors, stop loss coverage and other assumptions. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.

Employees

As of December 31, 2022, we had over 1,400 employees, almost all of which are full-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have not had any labor-related work stoppages. We believe that our employee relations are in good standing.

Seasonality and Effects of Weather

Our operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota, Indiana, Oregon, Oklahoma, Washington and Wisconsin generally experience modestly higher vehicle sales during the spring months.

Our largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although we believe that we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits, and/or may have difficulty obtaining similar insurance coverage in the future.

Principal Executive Offices

Our principal executive offices are located at 4042 Park Oaks Boulevard, Suite 350, Tampa, Florida 33610 and our telephone number is (813) 246-4999.

Available Information

Our Internet website is www.lazydays.com. Our reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, under the Investor Relations – Finance Information tab of our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may also read any materials we file with the SEC at the SEC’s Internet website located at www.sec.gov.

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

We account for the Private Warrants and PIPE Warrants as liabilities for all periods presented. Prior to the SEC Staff Statement on April 12, 2021, we had previously accounted for our Warrants as components of equity, consistent with common market practice. Under liability accounting treatment, we are required to measure the fair value of the warrants at the end of each reporting period and recognize changes in the fair value from the prior period in our operating results for the current period. Fluctuations in the fair value of our warrants are primarily driven by changes in our stock price. As a result of this recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, through March 2023 when our warrants expire, based on factors which are outside our control. We expect that we will periodically recognize non-cash gains or losses due to the quarterly mark-to-market of our warrants and that such gains or losses could be material and may not be reflective of the performance of our underlying business operations.

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

As of December 31, 2022, management identified a material weakness in internal controls related to ineffective information technology general controls. The material weakness did not result in any identified misstatements to the financial statements and there were no changes to previously released financial results. Management has developed and implemented a remediation plan to address the material weakness. However, we cannot assure you that the testing of the operational effectiveness of the new control will be complete within a specific timeframe. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.

Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic and pandemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.

The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic and pandemic outbreaks such as Coronavirus, or other global health emergencies, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our dealerships or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage our stores or other operations, which may materially adversely affect our financial results. Any of these events could have a material adverse effect on our business, financial condition and results of operations.

Our business is affected by the availability of financing to us and our customers.

Our business is affected by the availability of financing to us and our customers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. On July 14, 2021, we entered into a $369.1 million amended and restated credit agreement with M&T Bank including a new floor plan facility that increased the committed floor plan financing to $327.0 million. As of December 31, 2022, we had $349.1 million outstanding under the M&T floor plan facility and $7.2 million outstanding under the M&T term loan. As of December 31, 2022, substantially all of the invoice cost of new RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

Furthermore, most of our customers finance their RV purchases. Consumer credit market conditions, including rising interest rates, continue to influence demand, especially for RVs, and may continue to do so. There continues to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions or the credit worthiness of our customers worsen, and adversely affect the ability of consumers to finance potential purchases on acceptable terms and interest rates, it could result in a decrease in the sales of our products and have a material adverse effect on our business, financial condition and results of operations.

Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs we sell.

The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The Biden Administration has focused significant attention on greenhouse gases and climate change. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States or internationally could adversely affect demand for those vehicles and could have a material adverse effect on our business, financial condition and results of operations.

Our success depends to a significant extent on the well-being, popularity, financial condition and reputation for quality, of our manufacturers, particularly Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc., as well as their respective supply chains.

Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 49.1%, 29.1%, and 18.3%, respectively, of our purchases of new RV inventory during the year ended December 31, 2022. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers or their respective supply chains could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers resulting from economic, financial, or other factors could adversely affect the quality and number of products that they are able to supply to us and the services and support they provide to us. The interruption or discontinuance of the operations of our manufacturers or their respective supply chains could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to our customers.

Any change, non-renewal, unfavorable renegotiation or termination of our supply arrangements for any reason could have a material adverse effect on product availability and cost and our financial performance.

Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. The terms of our dealer agreements are typically subject to the Company meeting program requirements and retail sales objectives, performing services and repairs for customers still under warranty (regardless from whom the RV was purchased), carrying the relevant manufacturer’s parts and accessories needed to service and repair its RVs, actively advertising and promoting the manufacturer’s RVs, and in some instances indemnifying the manufacturer.

Our dealer agreements designate a specific geographic territory for the Company, exclusive to us, provided that we are able to meet the material obligations of the applicable dealer agreement.

In addition, many of our dealer agreements contain contractual provisions concerning minimum advertised product pricing for current model year units. Wholesale pricing is generally established on a model year basis and is subject to change in the manufacturer’s sole discretion. Any change, non-renewal, unfavorable renegotiation or termination of these dealer agreements for any reason could have a material adverse effect on product availability and cost and our financial performance.

Our growth in existing or expansion into new, unfamiliar markets, whether through acquisitions or otherwise, presents risks that could materially affect profitability.

Our success will depend, in part, on our ability to make successful acquisitions and to integrate the operations of acquired retail locations, including centralizing certain functions to achieve cost savings and pursuing programs and processes that promote cooperation and the sharing of opportunities and resources among our retail locations and consumer services and plans. We may not be able to achieve the anticipated operating and cost synergies or long-term strategic benefits of our acquisitions within the anticipated timing or at all. For as long as the first year after a substantial acquisition and possibly longer, the benefits from the acquisition may be offset by the costs incurred in integrating the business and operations.

In 2021, we acquired one dealership in Oklahoma. We intend to continue to expand in part by acquiring or building new retail or service locations in new markets. As a result of this and any future expansion, we may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with the Company and our brands.

Other factors, many of which are beyond our control, may impact our ability to acquire or open retail locations successfully, whether in existing or new markets, and operate them profitably. These factors include (a) the ability to (i) identify suitable acquisition opportunities at purchase prices likely to provide returns required by our acquisition criteria, (ii) control expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), (iii) accurately assess the profitability of potential acquisitions or new locations, (iv) secure required third party or governmental permits and approvals, (v) negotiate favorable lease agreements, (vi) hire and train skilled operating personnel, especially management personnel, (vii) provide a satisfactory product mix responsive to local market preferences where new retail locations are built or acquired, (viii) secure product lines, (ix) supply new retail locations with inventory in a timely manner; (b) the availability of construction materials and labor for new retail locations and the occurrence of significant construction delays or cost overruns; (c) competitors in the same geographic area and regional economic variants; (d) the absence of disagreements with potential acquisition targets that could lead to litigation; (e) successfully integrating the operations of acquired dealers with our own operations; (f) managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems; and (g) the ability of our information management systems to process increased information accurately and in a timely fashion. A negative outcome associated with any of these factors could have a material adverse effect on our business, financial condition and results of operations.

Once we decide on a new market and identifies a suitable acquisition or location opportunity, any delays in acquiring or opening or developing new retail locations could impact our financial results. For example, delays in the acquisition process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants, accidents, deaths or injuries, third parties attempting to impose unsatisfactory restrictions on the Company in connection with their approval of acquisitions, and other factors could delay planned openings or force us to abandon planned openings altogether.

As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth.

Finally, the size, timing, and integration of any future new retail location openings or acquisitions may cause substantial fluctuations in our results of operations from quarter to quarter. Consequently, our results of operations for any quarter may not be indicative of the results that may be achieved for any subsequent quarter or for a full fiscal year. These fluctuations could have a material adverse effect on our business, financial condition and results of operations.

Failure to maintain the strength and value of our brands could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing efforts and our ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. Our brands could be adversely affected if: (a) we fail to achieve these objectives or to comply with local laws and regulations; (b) we are subject to publicized litigation; or (c) our public image or reputation were to be tarnished by negative publicity. Some of these risks are not within our control, such as the effects of negative publicity regarding our manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brand image may require us to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect our cash flow and profitability. Furthermore, efforts to maintain, enhance or promote our brand image may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.

Our failure to successfully procure and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.

Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The preferences of our target consumers cannot be predicted with certainty and are subject to change. We may order products in advance of the following selling season. Extended lead times for our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly, we may not have sufficient inventory to satisfy consumer demand or sales orders, or we may be required to discount excess inventory; all of which could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by general economic conditions, ongoing economic and financial uncertainties, and or a change in consumer tastes, may cause a decline in consumer spending that may adversely affect our business, financial condition and results of operations.

We depend on consumer discretionary spending and, accordingly, we may be adversely affected if our customers reduce, delay or forego their purchases of our products, services, and protection plans as a result of, including but not limited to, recessionary conditions, job loss, bankruptcy, higher consumer debt, rising interest rates, inflation, reduced access to credit, higher energy and fuel costs, relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail (including as a result of consumer tastes in response to climate change), falling home prices, lower consumer confidence, uncertain or changes in tax policies, uncertainty due to national or international security or health concerns, volatility in the stock market, or epidemics.

Decreases in the number of customers, average spend per customer, or retention and renewal rates for our consumer services and plans would negatively affect our financial performance. A prolonged period of depressed consumer spending could have a material adverse effect on our business. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy and the COVID-19 pandemic, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results for future periods. Additionally, we are subject to economic fluctuations in local markets, most significantly Florida, that may not reflect the general economic conditions of the broader U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.

Additionally, economic uncertainty and business downturns in the U.S. markets have adversely affected, and may in the future adversely affect, our financial condition and results of operations.

Competition in the market for products, services, and protection plans targeting the RV lifestyle or RV enthusiast could reduce our revenues and profitability.

Competition in the RV market is fragmented, driven by price, product and service features, technology, performance, reliability, quality, availability, variety, delivery and customer service. In addition to competing with other dealers of new and pre-owned RVs we compete directly or indirectly with major national insurance and warranty companies, providers of roadside assistance and providers of extended service contracts.

Additional competitors may enter the businesses in which we currently operate. If any of our competitors successfully provides a broader, more efficient or attractive combination of products, services and protection plans to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors, some of which may have greater resources or be better positioned to absorb economic downturns in local markets, could have a material adverse effect on our business, financial condition and results of operations.

The cyclical nature of our business has caused our sales and results of operations to fluctuate. These fluctuations may continue in the future, which could result in operating losses during downturns.

The RV industry is cyclical and is influenced by many national and regional economic and demographic factors, including: (a) the terms and availability of financing for retailers and consumers; (b) overall consumer confidence and the level of discretionary consumer spending; (c) population and employment trends; and (d) income levels and general economic conditions, such as inflation, including as a result of tariffs, deflation, increasing interest rates and recessions. As a result of these factors, our sales and results of operations have fluctuated, and we expect that they will continue to fluctuate in the future.

Our business is seasonal, and this leads to fluctuations in sales and revenues.

We have experienced, and expect to continue to experience, some variability in revenue, net income and cash flows as a result of seasonality in our business. Because our largest dealership is located in the southern United States, demand for services, protection plans, products and resources generally increases during the winter season when people move south for the winter or vacation in warmer climates, while sales and profits are generally lower during the summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand. This includes the threat of hurricanes in Florida, which could substantially damage property and inventory in our Florida dealerships, especially in Tampa, and lead to a material disruption of operations at our Tampa, Florida headquarters and dealership.

For the years ended December 31, 2022 and 2021, we generated 58% and 51% (excluding the impact of acquisitions) of our annual revenue in the first and second fiscal quarters, respectively, which include the peak winter months. The COVID-19 pandemic affected our sales patterns in 2021. We incur additional expenses in the first and second fiscal quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the first and second fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.

Due to our seasonality, the possible adverse impact from other risks associated with our business, including extreme weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during our peak sales seasons, which are the first and second fiscal quarters.

We primarily lease our retail locations and if we are unable to maintain those leases or locate alternative sites for retail locations in our target markets and on terms that are acceptable to it, our revenues and profitability could be materially adversely affected.

We lease 12 of the 18 real properties where we have operations. At inception of the leases, they generally provide for fixed monthly rentals with escalation clauses and range from three to twenty years. There can be no assurance that we will be able to maintain our existing retail locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to enforce our intellectual property rights and/or we may be accused of infringing the intellectual property rights of third parties which could have a material adverse effect on our business, financial condition and results of operations.

We own a variety of registered trademarks and service marks. We believe that our trademarks have significant value and are important to our marketing efforts. If we are unable to continue to protect the trademarks and service marks for our proprietary brands, if such marks become generic or if third parties adopt marks similar to our marks, our ability to differentiate our products and services may be diminished. In the event that our trademarks or service marks are successfully challenged by third parties, we could lose brand recognition and be forced to devote additional resources to advertising and marketing new brands for our products.

From time to time, we may be compelled to protect our intellectual property, which may involve litigation. Such litigation may be time-consuming, expensive and distract our management from running the day-to-day operations of our business, and could result in the impairment or loss of the involved intellectual property. There is no guarantee that the steps we take to protect our intellectual property, including litigation when necessary, will be successful. The loss or reduction of any of our significant intellectual property rights could diminish our ability to distinguish our products and services from competitors’ products and services and retain our market share for our products and services. Our inability to effectively protect our proprietary intellectual property rights could have a material adverse effect on our business, results of operations and financial condition.

Other parties also may claim that we infringe on their proprietary rights. Such claims, whether or not meritorious, may result in the expenditure of significant financial and managerial resources, injunctions against us or the payment of damages. These claims could have a material adverse effect on our business, financial condition and results of operations.

Regulations applicable to the sale of extended service contracts could materially impact our business and results of operations.

We offer extended service contracts that may be purchased as a supplement to the original purchaser’s warranty as well as other optional products to protect the consumer’s investment. These products are subject to complex federal and state laws and regulations. There can be no assurance that regulatory authorities in the jurisdictions in which these products are offered will not seek to further regulate or restrict these products. Failure to comply with applicable laws and regulations could result in fines or other penalties including orders by state regulators to discontinue sales of the warranty products in one or more jurisdictions. Such a result could materially and adversely affect our business, results of operations and financial condition.

Third parties bear the majority of the administration and liability obligations associated with these extended service contracts upon purchase by the customer. State laws and regulations, however, may limit or condition our ability to transfer these administration and liability obligations to third parties, which could in turn impact the way revenue is recognized from these products. Failure to comply with these laws could result in fines or other penalties, including orders by state regulators to discontinue sales of these product offerings as currently structured. Such a result could materially and adversely affect our business, financial condition and results of operations.

If state dealer laws are repealed or weakened, our dealerships will be more susceptible to termination, non-renewal or renegotiation of dealer agreements.

State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within a specified notice period to avoid the termination or non-renewal. Manufacturers have been lobbying and continue to lobby for the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, or manufacturers convince legislators to pass legislation in those states allowing termination or non-renewal of dealerships without cause, manufacturers may be able to terminate our dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for us to renew our dealer agreements upon expiration.

The ability of a manufacturer to grant additional dealer agreements is based on a number of factors which we cannot control. If manufacturers grant new dealer agreements in areas near our existing markets, such new dealer agreements could have a material adverse effect on our business, financial condition and results of operations.

Risks Associated with Our Debt Obligations

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our credit facility.

A change in control is an event of default under the credit facility. Upon the occurrence of a change in control, M&T Bank will have the right to declare all outstanding obligations under the credit facility immediately due and payable and to terminate the availability of future advances to the Company. There can be no assurance that our lenders will agree to an amendment of the credit facility or a waiver of any such event of default. There can be no assurance that we will have sufficient resources available to satisfy all of our obligations under the credit facility if no waiver or amendment is obtained. The effect of this provision may be to make a change in control less likely, potentially decreasing the value of our shares of common stock. In the event we are unable to satisfy these obligations, it could have a material adverse impact on our business, financial condition and results of operations.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We also require sufficient cash flow to meet our obligations under our existing debt agreements. Our term loan requires it to pay monthly principal installments of $0.242 million plus accrued interest through the maturity date. At the maturity date, we will pay a principal balloon payment of $2.6 million plus accrued interest.

We are dependent to a significant extent on our ability to finance our new and certain of our pre-owned RV inventory under the credit facility. Floor plan financing arrangements allow us to borrow money to purchase new RVs from the manufacturer or pre-owned RVs on trade-in or at auction and pay off the loan when we sell the financed RV. We may need to increase the capacity of our existing credit facility in connection with our acquisition of dealerships and overall growth. In the event that we are unable to obtain such incremental financing, our ability to complete acquisitions could be limited.

We cannot ensure that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our credit facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital through the issuance of equity, the interests of existing stockholders of the Company may be diluted. If we incur additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict our ability to operate. We cannot ensure that we could obtain additional financing on favorable terms or at all.

Our credit facility contains restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our credit facility contains various provisions that limit our ability to, among other things: (a) incur additional indebtedness or liens; (b) consolidate or merge; (c) alter the business conducted by the Company and our subsidiaries; (d) make investments, loans, advances, guarantees and acquisitions; (e) sell assets, including capital stock of our subsidiaries; (f) enter into certain sale and leaseback transactions; (g) pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness; (h) engage in transactions with affiliates; and (i) and enter into agreements restricting our subsidiaries’ ability to pay dividends.

In addition, the restrictive covenants contained in the documentation governing the credit facility require us to maintain specified financial ratios. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” below. Our ability to comply with those financial ratios may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default. The restrictive covenants may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness.

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of such financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing the obligations under the credit facility. If amounts outstanding under the credit facility were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

We depend on our relationships with third party providers of services, protection plans, products and resources and a disruption of these relationships or of these providers’ operations could have an adverse effect on our business and results of operations.

Our business depends in part on developing and maintaining productive relationships with third party providers of products, services, protection plans, and resources that we market to our customers. Additionally, we rely on certain third party providers to support our products, services, protection plans, and resources, including insurance carriers for our property and casualty insurance and extended service contracts, banks and captive financing companies for vehicle financing and refinancing. We cannot accurately predict whether, or the extent to which, we will experience any disruption in the supply of products from our vendors or services from our third party providers. Any such disruption could negatively impact our ability to market and sell our products, services, protection plans, and resources, which could have a material adverse effect on our business, financial condition and results of operations.

With respect to the insurance programs that we offer, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals and maintain compliance with insurance regulations. If such carriers do not obtain appropriate state regulatory approvals or comply with such changing regulations, we may be required to use an alternative carrier or change our insurance products or cease marketing certain insurance related products in certain states, which could have a material adverse effect on our business, financial condition and results of operations. If we are required to use an alternative insurance carrier or change our insurance related products, we may materially increase the time required to bring an insurance related product to market. Any disruption in our service offerings could harm our reputation and result in customer dissatisfaction.

Additionally, we provide financing to qualified customers through a number of third party financing providers. If one or more of these third party providers ceases to provide financing to our customers, provides financing to fewer customers or no longer provides financing on competitive terms, or if we are unable to replace the current third party providers upon the occurrence of one or more of the foregoing events, it could have a material adverse effect on our business, financial condition and results of operations.

A portion of our revenue is from financing, insurance and extended service contracts, which depend on third party lenders and insurance companies. We cannot ensure these third parties will continue to provide RV financing and other products.

A portion of our revenue comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays the Company a fee for each loan that it arranges. If these lenders were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of making the loan), we are required to rebate (or “chargeback”) all or a portion of the commissions paid to the Company by the lending institution. The same process applies to vehicle services contract fees, which are also subject to chargebacks if a customer chooses to terminate the contract early. We receive a chargeback for a portion of the initial fees received. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur on a large scale, we could lose a significant portion of our income and profit.

Furthermore, new and pre-owned vehicles may be sold and financed through retail installment sales contracts entered into between the Company and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by the Company to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom pre-arranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or pre-owned vehicle is delivered and we have assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets and totaled $15.4 million and $24.2 million as of December 31, 2022 and December 31, 2021, respectively. Any significant number of defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to numerous federal, state and local regulations .

Our operations are subject to varying degrees of federal, state and local regulation, including regulations with respect to our RV sales, RV financing, marketing, direct mail, roadside assistance programs and insurance activities. New regulatory efforts may be proposed from time to time that may affect the way we operate our businesses. For example, in the past a principal source of leads for our direct response marketing efforts was new vehicle registrations provided by motor vehicle departments in various states. Currently, all states restrict access to motor vehicle registration information.

We are also subject to federal and state consumer protection and unfair trade practice laws and regulations relating to the sale, transportation and marketing of motor vehicles. Federal, state and local laws and regulations also impose upon vehicle operators various restrictions on the weight, length and width of motor vehicles that may be operated in certain jurisdictions or on certain roadways. Certain jurisdictions also prohibit the sale of vehicles exceeding length restrictions.

Further, certain federal and state laws and regulations affect our activities. Areas of our business affected by such laws and regulations include, but are not limited to, labor, advertising, consumer protection, digital marketing, real estate, promotions, quality of services, intellectual property, tax, import and export, anti-corruption, anti-competition, environmental, health and safety. Compliance with these laws and others may be onerous and costly, at times, and may be inconsistent from jurisdiction to jurisdiction which further complicates compliance efforts.

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

In addition, the Patient Protection and Affordable Care Act (the “Affordable Care Act”), which was signed into law on March 23, 2010, may increase our annual employee health care costs that we fund and has increased our cost of compliance and compliance risk related to offering health care benefits. Efforts to modify, repeal or otherwise invalidate all, or certain provisions of, the Affordable Care Act and/or adopt a replacement healthcare reform law may impact our employee healthcare costs. If healthcare costs rise, we may experience increased operating costs, which may adversely affect our business, financial condition and results of operations.

Furthermore, our property and casualty insurance programs that we offer through third party insurance carriers are subject to state laws and regulations governing the business of insurance, including, without limitation, laws and regulations governing the administration, underwriting, marketing, solicitation or sale of insurance products. Our third party insurance carriers are required to apply for, renew, and maintain licenses issued by state, federal or foreign regulatory authorities. Such regulatory authorities have relatively broad discretion to grant, renew and revoke such licenses. Accordingly, any failure by such parties to comply with the then current licensing requirements, which may include any determination of financial instability by such regulatory authorities, could result in such regulatory authorities denying third party insurance carriers’ initial or renewal applications for such licenses, modifying the terms of licenses or revoking licenses that they currently possess, which could severely inhibit our ability to market these insurance products. Additionally, certain state laws and regulations govern the form and content of certain disclosures that must be made in connection with the sale, advertising or offer of any insurance program to a consumer. We review all marketing materials we disseminate to the public for compliance with applicable insurance regulations. We are required to maintain certain licenses and approvals in order to market insurance products.

We have instituted various comprehensive policies and procedures to address compliance. However, there can be no assurance that employees, contractors, vendors or our agents will not violate such laws and regulations or our policies and procedures.

Our failure to comply with certain environmental regulations could adversely affect our business, financial condition and results of operations.

Our operations involve the use, handling, storage and contracting for recycling and/or disposal of materials such as motor oil and filters, transmission fluids, antifreeze, refrigerants, paints, thinners, batteries, cleaning products, lubricants, degreasing agents, tires and propane. Consequently, our business is subject to federal, state and local requirements that regulate the environment and public health and safety. We may incur significant costs to comply with such requirements. Our failure to comply with these regulations and requirements could cause us to become subject to fines and penalties or otherwise have an adverse impact on our business. In addition, we have indemnified certain of our landlords for any hazardous waste which may be found on or about property we lease. If any such hazardous waste were to be found on property that we occupy, a significant claim giving rise to our indemnity obligation could have a negative effect on our business, financial condition and results of operations.

Risks Related to Our Capital Stock

Future resales of the shares of common stock of the Company issued to the stockholders and the investors in the Private Investment in Public Equity (PIPE) Investment may cause the market price of our securities to drop significantly, even if our business is doing well.

We are party to a registration rights agreement pursuant to which certain stockholders have been granted certain demand and “piggy-back” registration rights with respect to their securities. Additionally, the investors who simultaneously with the closing of the Merger purchased convertible preferred stock, common stock and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”) were granted registration rights pursuant to which we filed a registration statement covering the resale of granted securities. This resale registration statement is currently effective.

Furthermore, the stockholders and investors in the PIPE Investment may sell Company common stock pursuant to Rule 144 under the Securities Act, if available, rather than under a registration statement. In these cases, the resales must meet the criteria and conform to the requirements of that rule.

Subject to the continuing effectiveness of the resale registration statement or upon satisfaction of the requirements of Rule 144 under the Securities Act, the stockholders and investors in the PIPE Investment may sell large amounts of Company common stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our stock price or putting significant downward pressure on the price of our common stock.

Our outstanding Series A convertible preferred stock, warrants, options and restricted stock units may have an adverse effect on the market price of our common stock.

As of December 31, 2022, we had outstanding (i) stock options issued to the board of directors and employees to purchase 1,052,093 shares of common stock at exercise prices ranging from $5.05 to $30.00 per share, (ii) pre-funded warrants to purchase up to 300,357 shares of common stock that were issued in the PIPE Investment, (iii) warrants to purchase 726,878 shares of our common stock at $11.50 per share issued in the PIPE Investment, (iv) warrants to purchase 2,138,190 shares of our common stock at $11.50 per share held by Andina public shareholders, (v) 600,000 shares of Series A Preferred Stock which are convertible into up to 5,962,733 shares of common stock, taking into account any accrued dividends which we may elect to pay in cash or shares of common stock, and (vi) 207,822 restricted stock units. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”).

The sale, or even the possibility of sale, of the shares of common stock underlying the warrants, stock options, restricted stock units and Series A Preferred Stock and the shares issuable under the Amended 2018 Plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these warrants, stock options and restricted stock units are exercised or the Series A Preferred Stock is converted to common stock, you may experience substantial dilution to your holdings.

The conversion of the Series A Preferred Stock into Company common stock may dilute the value for the other holders of our common stock.

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

The holders of Series A Preferred Stock own a large portion of the voting power of the Company common stock and have the right to designate two members to our board of directors. This significantly influences the composition of the board of directors of the Company and future actions taken by the board of directors of the Company.

Our board of directors currently has seven members. The holders of the Series A Preferred Stock are exclusively entitled to designate two members to our board of directors. In addition, the holders of the Series A Preferred Stock are entitled to vote upon all matters upon which holders of our common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of Company common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These matters include the election of all director nominees not designated by the holders of the Series A Preferred Stock. As a result, the holders of the Series A Preferred Stock have significant influence on the composition of our board of directors.

As of December 31, 2022, the holders of the Series A Preferred Stock held approximately 34.9% of the voting power of the Company on an as-converted basis, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. As a result, the holders of the Series A Preferred Stock will have the ability to influence future actions by the Company requiring stockholder approval.

Pursuant to the Certificate of Designations governing the Series A Preferred Stock, the holders of the Series A Preferred Stock must consent to the Company taking certain actions, including among others, the increase in the number of directors constituting our board of directors above eight members, the incurrence of certain indebtedness and the sale of certain assets. The holders of the Series A Preferred Stock are not obligated to consent to any specific action and there can be no assurance that the holders will consent to any action our board of directors determines is in the best interests of our stockholders as a whole.

Additionally, the holders of the Series A Preferred Stock have been granted a right of first refusal on certain debt financings. Pursuant to this right, the holders of the Series A Preferred Stock have 15 business days to determine whether they want to undertake a covered debt financing. This may delay our ability to undertake a debt financing and may cause certain third parties to be less willing to engage in any debt financing with us. As a shareholder Series A Preferred shareholders could negatively impact your investment and may not take actions that will be in your best interest.

Our board of directors approved a new stock repurchase program, which could increase the volatility of the price of our common stock.

In September 2021, our board of directors approved a stock repurchase program authorizing us to repurchase up to a maximum of $25.0 million of our shares of common stock through December 31, 2022. On December 15, 2022, our board of directors approved the extension of the program for the remaining balance of $13.7 million and approved additional repurchases of $50.0 million, each through December 31, 2024. Repurchases may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or pursuant to a trading plan subject to market conditions, applicable legal requirements and other factors. There can be no assurance that we would buy shares of our common stock or the timeframe for repurchases under our stock repurchase program or that any repurchases would have a positive impact on our stock price or earnings per share.

Our amended and restated certificate of incorporation provides to the fullest extent permitted by law that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal actions between the us and our stockholders, which could increase the costs to bring a claim in a judicial forum viewed by the stockholders as more favorable for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides to the fullest extent permitted by law that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to the Company or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company or our directors, officers or other employees, which may discourage such lawsuits against the Company or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our amended and restated certificate of incorporation does not apply to actions arising under the federal securities laws and will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.

General Risk Factors

We depend on our ability to attract and retain customers.

Our future success depends upon our ability to attract and retain customers for our products, services, protection plans, and resources. The extent to which we achieve growth in our customer base materially influences our profitability. Any number of factors could affect our ability to grow our customer base. These factors include consumer preferences and general economic conditions, our ability to maintain our retail locations, weather conditions, the availability of alternative products, significant increases in gasoline prices, the disposable income of consumers available for discretionary expenditures and the external perception of our brands. Any significant decline in our customer base, the rate of growth of our customer base or customer demand could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect, maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.

We depend on a variety of information technology systems for the efficient operation of our business. We rely on hardware, telecommunications and software vendors to maintain and periodically upgrade many of these information technology systems so that we can continue to operate our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and efficiently manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains various compliance guidelines with respect to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are currently in compliance with the PCI Standard, however, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention to compliance. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with respect to maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

Any disruptions to our information technology systems or breaches of our network security could interrupt our operations, compromise our reputation, expose us to litigation, government enforcement actions and costly response measures and could have a material adverse effect on our business, financial condition and results of operations.

We rely on the integrity, security and successful functioning of our information technology systems and network infrastructure across our operations. We use information technology systems to, among other things, generate and manage sales leads, support our consumer services and plans, manage procurement, manage our supply chain, track inventory information at our retail locations, communicate customer information and aggregate daily sales, margin and promotional information. We also use information systems to report and audit our operational results.

In connection with sales, we transmit encrypted confidential credit and debit card information. Although we are currently in compliance with the PCI Standard, there can be no assurance that in the future we will be able to remain compliant with the PCI Standard or other industry recommended or contractually required practices. Even if we continue to be compliant with such standards, we still may not be able to prevent security breaches.

We also have access to, collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business and operations. In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attacks and other security breaches. We have procedures in place to safeguard our customer’s data and information. However, a significant breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our relationships with our customers and suppliers, harm our reputation and result in lost sales, fines and/or lawsuits.

An increasingly significant portion of our sales depends on the continuing operation of our information technology and communications systems, including but not limited to our point-of-sale system and our credit card processing systems. Our information technology, communication systems and electronic data may be vulnerable to damage or interruption from earthquakes, acts of war or terrorist attacks, floods, fires, tornadoes, hurricanes, power loss and outages, computer and telecommunications failures, computer viruses, loss of data, unauthorized data breaches, usage errors by our associates or our contractors or other attempts to harm our systems, including cyber-security attacks, hacking by third parties, computer viruses or other breaches of cardholder data. Some of our information technology and communication systems are not fully redundant and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, intentional sabotage or other unanticipated problems could result in lengthy interruptions in our information technology and communications systems. Any errors or vulnerabilities in our information technology and communications systems, or damage to or failure of our information technology and communications systems, could result in interruptions services and non-compliance with certain regulations or expose us to risk of litigation and liability, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product liability claims if people or property are harmed by the products we sell and may be adversely impacted by manufacturer safety recalls.

Some of the products we sell may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may require product recalls or other actions. Although we maintain liability insurance, we cannot be certain that our insurance coverage will be adequate for losses actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from losses attributable to product liability. In addition, even if a product liability claim is not successful or is not fully pursued, the negative publicity surrounding a product recall or any assertion that the products sold by the Company caused property damage or personal injury could damage brand image and our reputation with existing and potential consumers and have a material adverse effect on our business, financial condition and results of operations.

Our risk management policies and procedures may not be fully effective in achieving their purposes.

Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by the Company, regulatory sanctions and/or serious reputational or financial harm to us. We monitor our policies, procedures and controls; however, there can be no assurance that these will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our business, financial condition and results of operations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill, trademarks and trade names for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates and/or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect the Company.

We may be unable to retain senior executives and attract and retain other qualified employees.

Our success depends in part on our ability to attract, hire, train and retain qualified personnel. Competition for the personnel required is high. We may be unsuccessful in attracting and retaining the personnel needed to conduct operations successfully. In this event, our business could be materially and adversely affected. In addition, the loss of members of our senior management team could impair our ability to execute our business plan and could have a material and adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Although we own the property at five of our locations, we have typically leased all the real estate properties where we have operations. As of December 31, 2022, there was an outstanding balance on the Houston property mortgage of $5.4 million. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 3 to 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs. We believe that our properties are suitable and adequate for present purposes, and that the productive capacity in such properties is substantially being utilized.

Our largest leased dealership property is located in Tampa, Florida. The dealership is 384,000 square feet and sits on 126 acres. The lease term is 20 years with an initial expiration date in 2035.

Item 3. Legal Proceedings

We are a party to multiple legal proceedings that arise in the ordinary course of our business. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Currently, our shares of common stock are listed on the Nasdaq Capital Market under the symbol “LAZY” and our warrants are quoted on the OTC Pink marketplace under the symbol “LAZYW”.

As of February 24, 2023, there were 40 holders of record of our shares of common stock, 4 holders of record of our shares of Series A Preferred Stock and 12 holders of record of our warrants.

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

Recent Sales of Unregistered Securities

As detailed in the following table, during the year ended December 31, 2022 several institutional investors exercised warrants issued in the PIPE Investment, pursuant to the cashless exercise provisions on the warrants, resulting in the issuance of shares of our common stock.

		Common
Date	Warrants Exercised	Shares Issued
January 5, 2022	57,143	24,276
December 6, 2022	133,653	133,653
December 6, 2022	363,241	363,241

The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) of such act, as exchanges of Company securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Purchases of Equity Securities by the Issuer

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1, 2022 - October 31, 2022	90,200	$12.31	3,388,089	$13,655
November 1, 2022 - November 30, 2022	-	$-	3,388,089	$13,655
December 1, 2022 - December 31, 2022	14,700	$11.91	3,402,789	$63,479

(1)	On September 13, 2021, we announced that our Board of Directors authorized a stock repurchase program authorizing us to repurchase up to $25.0 million of our shares of Common Stock. On December 15, 2022, we announced that our Board of Directors authorized an extension of the program through December 31, 2024. In addition, the Board of Directors authorized an additional $50.0 million in repurchases of our shares of Common Stock through December 31, 2024.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with Part I, including matters set forth in the “Risk Factors” section of this Form 10-K and our Consolidated Financial Statements and notes thereto, included in Part II, Item 8 of this Form 10-K.

Business Overview

The amounts set forth below are in thousands unless otherwise indicated except for unit (including the average selling price per unit), share, and per share data.

Results of Operations

For the year ended December 31, 2022, we reported net income of $66.4 million, or $2.42 per diluted share. For the year ended December 31, 2021, we reported net income of $82.0 million or $3.93 per diluted share.

	Year ended			%
	December 31			Increase
(In thousands, except per vehicle data)	2022	2021	Change	(Decrease)
Revenue
New Vehicle Retail	$777,807	$725,114	$52,693	7.3%
Pre-Owned Vehicle Retail	394,582	372,566	22,016	5.9%
Vehicle Wholesale	21,266	14,241	7,025	49.3%
Finance & Insurance	75,482	72,647	2,835	3.9%
Service, Body & Parts, Other	57,824	50,480	7,344	14.5%
Total Revenue	1,326,961	1,235,048	91,913	7.4%

Gross Profit
New Vehicle Retail	145,491	138,238	7,253	5.2%
Pre-Owned Vehicle Retail	93,017	94,530	(1,513)	(1.6)%
Vehicle Wholesale	(354)	650	(1,004)	NM
Finance & Insurance	72,753	70,174	2,579	3.7%
Service, Body & Parts, Other	30,167	24,709	5,458	22.1%
LIFO	(12,383)	(4,811)	(7,572)	157.4%
Total Gross Profit	328,691	323,490	5,201	1.6%

Gross profit margins
New Vehicle Retail	18.7%	19.1%	(36) bps
Pre-Owned Vehicle Retail	23.6%	25.4%	(180) bps
Vehicle Wholesale	(1.7%)	4.6%	(623) bps
Finance & Insurance	96.4%	96.6%	(21) bps
Service, Body & Parts, Other	52.2%	48.9%	322 bps
Total gross profit margin	24.8%	26.2%	(142) bps
Total gross profit margin (ex-LIFO)	25.7%	26.86%	(110) bps

Retail units sold
New Vehicle Retail	8,603	8,930	(327)	(3.7)%
Used Vehicle Retail	5,409	5,283	126	2.4%
Total retail units sold	14,012	14,213	(201)	(1.4)%

Average selling price per retail unit
New Vehicle Retail	$90,411	$81,200	9,211	11.3%
Used Vehicle Retail	72,949	70,522	2,427	3.4%

Average gross profit per retail unit (ex-LIFO)
New Vehicle Retail	$16,912	$15,480	1,432	9.2%
Used Vehicle Retail	17,197	$17,893	(696)	(3.9)%
Finance and Insurance	5,192	4,937	255	5.2%

NM - Not meaningful

Same Store Operating Data

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in August 2021 would be included in same store operating data beginning in September 2022, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store for both comparable periods. Note that this financial metric has no standardized meaning and may not be comparable to similar measures presented by other companies.

	Year ended			%
	December 31			Increase
(In thousands, except per vehicle data)	2022	2021	Change	(Decrease)
Revenue
New Vehicle Retail	$682,077	$725,114	($43,037)	(5.9)%
Pre-Owned Vehicle Retail	360,173	372,566	(12,393)	(3.3)%
Vehicle Wholesale	19,841	14,241	5,600	39.3%
Finance & Insurance	67,680	72,647	(4,967)	(6.8)%
Service, Body & Parts, Other	51,979	50,480	1,499	3.0%
Total Revenue	1,181,750	1,235,048	(53,298)	(4.3)%

Gross Profit
New Vehicle Retail	$125,128	$138,237	($13,109)	(9.5)%
Pre-Owned Vehicle Retail	83,375	94,531	(11,156)	(11.8)%
Vehicle Wholesale	(377)	650	(1,027)	NM
Finance & Insurance	65,296	70,174	(4,878)	(7.0)%
Service, Body & Parts, Other	27,182	24,710	2,472	10.0%
LIFO	(12,383)	(4,811)	(7,572)	157.4%
Total Gross Profit	288,221	323,491	(35,270)	(10.9)%

Gross profit margin
New Vehicle Retail	18.3%	19.1%	(72) bps
Pre-Owned Vehicle Retail	23.1%	25.4%	(222)
Vehicle Wholesale	(1.9%)	4.6%	(646)
Finance & Insurance	96.5%	96.6%	(12)
Service, Body & Parts	52.3%	48.9%	335
Total gross profit margin	24.4%	26.2%	(180)
Total gross profit margin (Ex-LIFO)	25.4%	26.6%	(114)

Retail units sold
New Vehicle Retail	7,361	8,930	(1,569)	(17.6)%
Used Vehicle Retail	4,847	5,283	(436)	(8.3)%
Total retail units sold	12,208	14,213	(2,005)	(14.1)%

Average selling price per retail unit
New Vehicle Retail	$92,661	$81,200	11,461	14.1%
Used Vehicle Retail	74,308	70,522	3,786	5.4%

Average gross profit per retail unit (ex-LIFO)
New Vehicle Retail	$16,999	$15,480	1,519	9.8%
Used Vehicle Retail	17,201	17,893	(683)	(3.9)%
Finance and Insurance	5,349	4,937	411	8.3%

NM - Not meaningful

New Vehicles

We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 96.6% of the new vehicles that we sold in 2022, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

Revenue from new vehicle revenues and gross profits increased 7.3% and 5.2%, respectively, compared to 2021. The growth resulted primarily from acquisitions. During 2022 same store new vehicle revenues decreased 5.9% compared to the prior year. This was primarily due to an increase in average unit selling price of 14.1%, offset by a decrease in new vehicle units retailed of 17.6%. New vehicle gross profit (excluding LIFO) declined 9.5% in 2022 compared to 2021 on a same store basis. This was driven by a decrease in retailed units of 17.6%, offset by an increase in gross profit (excluding LIFO) per unit of 9.8%. While demand remained high through the first half of the year, we noted declines in the back half of the year as inventory supply began to normalize. To address normalizing inventory levels and demand, our stores discounted pricing on 2022 new vehicle model year inventory in the second half of the year in order to limit the percentage of previous model year inventory by year end. We ended 2022 with approximately 65% of our inventory as current model year.

Pre-owned vehicles

Pre-owned vehicle retail sales are a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a used to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional used RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum.

Revenue from pre-owned vehicle sales increased 5.9% and gross profit decreased 1.6% compared to 2021. Pre-owned vehicle revenue increased primarily due to growth through acquisitions. On a same store basis, pre-owned vehicle retail revenue decreased 3.3% due to a 5.4% increase in average selling price offset by an 8.3% decrease in retail units sold. Pre-owned vehicle retail gross profits decreased 11.8% in 2022 on a same store basis due to a decrease in pre-owned retail units sold of 8.3% and a decrease of 3.9% in gross profit per unit.

Finance and Insurance

We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues grew 3.9% during 2022 compared to 2021, primarily due to acquisitions. On a same store basis, finance and insurance revenue decreased 6.8% primarily due to a decrease in total retail units sold of 14.1% offset by an increase in F&I per unit of 8.3%. During 2022 our finance penetration increased 130 basis points from 63% to 64.3%.

Our gross margin on finance and insurance revenues is approximately 96%.

Service, Body and Parts

With approximately 575 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 300 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform OEM warranty repairs for most RV components. Earnings from service, body and parts have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one.

Service, body and parts, other is a strategic area of focus and area of opportunity to grow additional earnings. Our service, body and parts revenue and gross profit increased 14.5% and 22.1%, respectively, during 2022 compared to 2021. This growth was driven primarily by acquisitions, complimented by growth in same store results. During 2022, our same store service, body and parts revenue increased 3.0% and our gross profit increased 10.0%.

Other Revenue

Other revenue consists of sales of parts, accessories, and related services as well as campground revenues.

Selling, General and Administrative Expenses

Selling, general, and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense. SG&A expenses increased 20.1% to $222.2 million from $185.0 million during the years ended December 31, 2022 and 2021, respectively. The increase was primarily related to; (a) overhead associated with the Maryville, Tennessee dealership acquired in March 2021; (b) overhead associated with the Portland, Oregon, Vancouver, Washington and Milwaukee, Wisconsin dealerships acquired in August 2021; (c) overhead associated with the Monticello, Minnesota dealership opened in March 2022; (d) overhead associated with the Tulsa, Oklahoma dealership acquired in July 2022 and; (e) increases in other SG&A expenses including marketing expense, performance wages, support costs and investments in IT infrastructure and compliance.

We calculate SG&A expenses as a percentage of gross profit by dividing SG&A expenses for the period by total gross profit. For the years ended December 31, 2022 and 2021, SG&A as a percentage of gross profit was 67.6% and 57.2%, respectively. The increase in this percentage is driven primarily by the lower comparable gross profit generated by the business as margins normalize, and overhead costs associated with locations added between the two periods, marketing, support costs and investments in IT infrastructure and compliance.

Stock based compensation increased $2.1 million as a result of new Restricted Stock Unit awards issued to management during 2022.

Interest Expense

Floor plan interest expense increased by approximately $6.7 million to $8.6 million from $1.9 million for the years ended December 31, 2022 and 2021, respectively, due primarily to higher floor plan balances combined with higher interest rates. These increases were offset by the use of an interest reduction equity account, which earns interest to offset floorplan interest expense. Other interest expense increased by approximately $1.4 million to $8.0 million from $6.6 million for the years ended December 31, 2022 and 2021, respectively, due primarily to higher interest rates.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our SPAC merger. The change in fair value of the outstanding warrants was $12.5 million and ($11.7) million for the years ended December 31, 2022 and 2021, respectively. The change in fair value is the result of decreases in market prices which drive the value of the financial instruments.

Income Taxes

Income tax expense decreased to $19.2 million during the year ended December 31, 2022 from income tax expense of $28.2 million during the same period of 2021, due to the decrease in income.

Non-GAAP Reconciliations

Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We believe each of the non-GAAP financial measures below improves the transparency of our disclosures, provides a meaningful presentation of our results from the core business operations because they exclude items not related to our ongoing core business operations and other non-cash items, and improves the period-to-period comparability of our results from the core business operations. We use these measures in conjunction with GAAP financial measures to assess our business, including our compliance with covenants in our credit facility and in communications with our Board of Directors concerning financial performance. These measures should not be considered an alternative to GAAP measures.

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

Adjusted Net Income is defined as net income excluding change in fair value of warrant liabilities, LIFO adjustments, acquisition expenses and severance and executive transition costs and other supplemental adjustments for the period.

The following tables reconcile certain reported non-GAAP measures, which we refer to as “adjusted,” to the most comparable GAAP measure from our Consolidated Statements of Operations.

	For the years ended December 31,
	2022	2021

EBITDA
Net income	$66,393	$82,021
Interest expense, net*	16,592	8,500
Depreciation and amortization of property and equipment	9,480	8,386
Amortization of intangible assets	7,278	6,025
Income tax expense	19,183	28,242
Subtotal EBITDA	118,926	133,174
Floor plan interest	(8,596)	(1,852)
LIFO adjustment	12,383	4,811
Transaction costs	286	1,744
PPP loan forgiveness	-	(6,626)
Gain on sale of property and equipment	(20)	(156)
Change in fair value of warrant liabilities	(12,453)	11,711
Inducement loss on warrant conversion	-	246
Non-compete, severance and other	582	-
Acquisition inventory valuation adjustments	-	1,107
Stock-based compensation	2,813	750
Adjusted EBITDA	$113,921	$144,909

* Interest expense includes $7.0 million and $5.5 million relating to finance lease payments for the years ended December 31, 2022 and 2021, respectively. Operating lease payments are included as rent expense and included in net income.

	Year ended December 31, 2022
	As reported	(Gain)/Loss on fair value of warrant liabilities	LIFO	Acquisition expense	Severance and executive transition costs	Adjusted
Cost of goods sold	$998,270		$(12,383)			$985,887
Selling, general and administrative	222,218			(286)	(900)	221,032
Operating income	89,715		12,383	286	900	103,284
Change in fair value of warrant liabilities	12,453	(12,453)				-

Income before taxes	85,576	(12,453)	12,383	286	900	86,692
Income tax (provision) benefit	(19,183)		(3,143)	(73)	(228)	(22,627)
Net income	$66,393	$(12,453)	$9,240	$213	$672	$64,065

Diluted earnings per share	$2.42					$3.05

	Year ended December 31, 2021
	As reported	(Gain)/Loss on fair value of warrant liabilities	LIFO	Acquisition expense	Severance and transition costs	Adjusted
Cost of goods sold	$911,588		$(4,811)			$906,777
Selling, general and administrative	184,985			(1,744)	-	183,241
Operating income	124,094		4,811	1,744	-	130,649
Change in fair value of warrant liabilities	(11,711)	11,711				-

Income before taxes	110,263	11,711	4,811	1,744	-	128,529
Income tax (provision) benefit	(28,242)		(498)	(180)	-	(28,920)
Net income	$82,021	$11,711	$4,313	$1,564	$-	$99,609

Diluted earnings per share	$3.93					$4.82

Liquidity and Capital Resources

Our principal needs for liquidity and capital resources are for capital expenditures and working capital as well as for growth through acquisitions and greenfielding. We have historically satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities as well as occasional sale-leaseback arrangements. In addition to these sources of liquidity, potential sources to fund our business strategy include financing of owned real estate, construction loans, and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending upon overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

As of December 31, 2022, we had cash of $61.7 million. With our recent credit facility amendment noted below, we estimate total liquidity of $165.0 million. This includes approximately $52.0 million of unfinanced real estate which we estimate could provide $38.0 million of capital.

On February 21, 2023, we entered into a new credit agreement that amends and restates our credit agreement dated July 14, 2021. The new agreement increases our floorplan capacity to $525.0 million, increases our revolving credit facility capacity to $50.0 million, provides for higher advances on used inventory and extends the term of our agreement to February 21, 2027. With this amendment, we also retired the outstanding mortgage and term loans under the prior facility using cash on hand.

Cash Flow Summary

Net Cash from Operating Activities

($ in thousands)
	Years ended December 31,
	2022	2021
Net income	$66,393	$82,021
Non cash adjustments	9,048	19,377
Changes in operating assets and liabilities	(147,401)	(98,627)
Net cash (used in) provided by operating activities	(71,960)	2,771

Net cash used in investing activities	(54,542)	(84,126)
Net cash provided by financing activities	90,069	115,963
Net (decrease) increase in cash	$(36,433)	$34,608

We used cash in operating activities of approximately ($72.0) million during the year ended December 31, 2022 compared to generating cash from operating activities of $2.8 million during the year ended December 31, 2021. Net income decreased by approximately $15.6 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Adjustments for non-cash expenses, included in net income, decreased $10.3 million to $9.0 million from $19.4 million for the year ended December 31, 2021. Non-cash adjustments include an increase in net income of $12.5 million related to the change in fair value of our warrants. During the year ended December 31, 2022, there was approximately ($147.4) million of changes in operating assets and liabilities as compared to $98.6 million of cash used in 2021. The fluctuations in assets and liabilities were primarily due to the increase in inventory of $127.6 million during the year ended December 31, 2022, excluding the impact of inventory added by the acquisition near Tulsa, Oklahoma.

Borrowings from and repayments to the M&T Floor Plan Line of Credit as defined under “M&T Credit Facility” below, related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Years ended December 31,
	December 31, 2022	December 31, 2021	Change
Net cash provided by operating activities
As Reported	$(71,960)	$2,771	$(74,731)
Net borrowings on floor plan notes payable	148,180	73,097	75,083
Net cash provided by operating activities-adjusted	$76,220	$75,868	$352

Inventories are the most significant component of our cash flow from operations. As of December 31, 2022, our new vehicle days’ supply was 250 days which was 166 days higher than our days’ supply as of December 31, 2021. As of December 31, 2022, our days’ supply of pre-owned vehicles was 78 days, which was 20 days higher than our days’ supply at December 31, 2021. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and used vehicle inventory.

Net Cash from Investing Activities

We used cash in investing activities of approximately $54.5 million during the year ended December 31, 2022, compared to approximately $84.1 million for the year ended December 31, 2021. During 2022, net cash used in investing activities was primarily related to cash paid for acquisitions of $14.7 million. In addition, in December 2022, we purchased the real estate of our Elkhart and Nashville locations for approximately $24.5 million. These properties were previously leased facilities recorded as finance leases on our balance sheet.

Net Cash from Financing Activities

We generated cash from financing activities of $90.1 million during the year ended December 31, 2022 compared to cash provided by financing activities of approximately $116.0 million during the year ended December 31, 2021. Net cash provided by financing activities for year ended December 31, 2022 was primarily related to a net increase of the M&T Floor Plan Line of Credit related to increased inventory of $148.2 million as defined under “M&T Credit Facility” below, proceeds from financing liabilities of $11.7 million, proceeds from exercises of warrants of $5.7 million, and proceeds from exercises of stock options of $2.4 million. These payments were partially offset by stock repurchases of $44.5 million and repayment of financing liabilities of $24.2 million primarily related to the purchase of previously leased real estate for our Elkhart and Nashville locations. In addition, we paid dividends on the Series A Preferred Stock of $4.8 million as well as $4.4 million in long term debt repayments and $1.1 million of acquisition notes payable.

M&T Credit Facility

On March 15, 2018, we replaced our existing debt agreements with Bank of America with a $200 million Senior Secured Credit Facility (the “M&T Facility” and the related credit agreement, the “Credit Agreement”). The M&T Facility included a $175 million M&T floor plan line of credit (“M&T Floor Plan Line of Credit”), a $20 million M&T term loan (“M&T Term Loan”), and a $5 million M&T revolver (“M&T Revolver”). The M&T Facility required us to meet certain financial covenants and was secured by substantially all of the assets of the Company. The credit facility was subsequently amended to include a Mortgage of $6.136 million. The M&T Facility was originally due to mature on March 15, 2021. The maturity date was subsequently extended to September 15, 2021.

On July 14, 2021, we entered into an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties, (“new M&T Facility”). The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility. The new M&T Facility requires us to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the new M&T Facility were recorded as a debt discount. The new M&T facility matures on July 14, 2024.

On May 13, 2022, we entered into the First Amendment to the Amended and Restated Credit Agreement (“First Amendment”). Pursuant to this amendment, SOFR was replaced with the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate.

The mortgage loan facility (“mortgage”) has SOFR borrowings bearing interest at SOFR plus 2.25% and a Base Rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million.

The M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90 million may be used to finance pre-owned vehicle inventory and $1.0 million may be used to finance permitted Company vehicles. Principal becomes due upon the sale of the respective vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day SOFR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon our total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon our total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the agreement as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month SOFR plus 1.00%. In addition, we will be charged for unused commitments at a rate of 0.15%.

The M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, we will pay a principal balloon payment of $2.6 million plus any accrued interest. The M&T Term Loan shall bear interest at: (a) SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility).

The M&T Revolver allows us to draw up to $25 million. The M&T Revolver shall bear interest at: (a) 30-day SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility); or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to the unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined).

As of December 31, 2022, there was $348.3 million outstanding under the M&T Floor Plan Line of Credit, $7.2 million outstanding under the M&T Term Loan and $5.4 million outstanding under the M&T Mortgage.

Inflation

We have experienced higher than normal RV retail and wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. We monitor the health of our inventory and focus on discounting prior model year units as needed. We cannot accurately anticipate the effect of inflation on our operations from possible continued cost increases, the introduction of 2024 model year units into inventory and the related pricing of those units, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

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

Our largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although we believe that we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits, and/or may have difficulty obtaining similar insurance coverage in the future.

On September 29, 2022, Hurricane Ian made landfall in the State of Florida. We did not sustain damage to property or inventory, but telephone and internet capabilities were temporarily impacted. In addition, insurance companies halted binding of policies for six days during the storm’s progress, which resulted in certain sales and service activity being delayed into the fourth quarter. We did not experience a material loss of revenue due to Hurricane Ian.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we must make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

We believe that, of our significant accounting policies (see Note 2 of the financial statements included in this Form 10-K), the following policies are the most critical:

Basis of Presentation

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, LIFO adjustments, the allowance for doubtful accounts and fair value of warrant liabilities.

Revenue Recognition

The core principle of revenue recognition is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply a five-step model for revenue measurement and recognition.

Revenues are recognized when control of the promised goods or services is transferred to the customers at the expected amount we are entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations.

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

We receive commissions from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by the customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicles and an estimated allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there may be an element of risk associated with these revenue streams.

Warrants

We account for our warrants in accordance with applicable accounting guidance provided in ASC 815-40, as either derivative liabilities or as equity instruments depending on the specific terms of the warrant agreements. In periods subsequent to issuance, the warrants classified as liabilities are subject to remeasurement at each balance sheet date and transaction date with changes in the estimated fair values of the common stock warrant liabilities and gains and losses on extinguishment of common stock warrant liabilities reported in the consolidated statements of operations.

We account for our warrants in the following ways: (i) the Private Warrants as liabilities for all periods presented; (ii) the PIPE Warrants as liabilities for all periods presented and (iii) the Public Warrants as equity for all periods presented.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information requested by this Item is not applicable as we have elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.

Item 8. Financial Statements and Supplementary Data

Lazydays Holdings, Inc.

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Lazydays Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated February 28, 2023 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill Impairment Testing

As discussed in Notes 1 and 7 to the consolidated financial statements, the Company’s goodwill balance was $83.5 million at December 31, 2022. At September 30, 2022, the Company performed its annual goodwill impairment test considering qualitative factors supported with a quantitative analysis and concluded there was no impairment. The multi-step goodwill impairment test included, among other factors, a comparison of its single reporting unit’s market capitalization to its carrying value. The Company estimates the market capitalization using a market approach, which incorporates the market price of the Company’s common stock and an estimate of the fair value of the preferred stock on an as converted basis. Significant judgment is required to estimate the market capitalization of the reporting unit including timing and appropriateness of the price of the common stock used as well as the selection of a control premium.

We identified the Company’s annual goodwill impairment test as a critical audit matter because of the significant assumptions management used in its annual impairment test, including the determination of a reasonable control premium. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment test included the following, among others:

We obtained an understanding of the relevant controls related to management’s annual goodwill impairment test and tested such controls for design and operating effectiveness, including controls related to management’s determination of a reasonable control premium.

We evaluated the appropriateness of the model used by management to determine the market capitalization of the Company’s reporting unit and tested its mathematical accuracy.

We tested the underlying data used by management in its model for completeness and accuracy.

With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s selected control premium by:

Testing the accuracy of the market data referenced by management in determining the selected control premium by agreeing such market data to independently sourced information.

Testing the completeness of the market data used by management by performing an independent search of publicly available market data for the Company’s industry.

Calculating an average and median control premium based upon independently sourced market data and comparing the results to the control premium utilized by management.

/s/ RSM US LLP

We have served as the Company’s auditor since 2021.

Orlando, Florida

February 28, 2023

Report of Independent Registered Public Accounting Firm

Stockholders and the Board of Directors of Lazydays Holdings, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Lazydays Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2022 and 2021, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022 of the Company and our report dated February 28, 2023 expressed an unqualified opinion.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management has excluded Dave’s Claremore RV, Inc. from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination in 2022. We have also excluded Dave’s Claremore RV, Inc. from our audit of internal control over financial reporting. Dave’s Claremore RV, Inc. is a wholly owned subsidiary whose total revenues represent approximately 0.8% of the related consolidated financial statement amount as of and for the year ended December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. There were deficiencies in the operation of information technology general controls (ITGCs) in the areas of logical access, change management and security administration over information technology (IT) system that support the Company’s financial reporting processes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated February 28, 2023 on those consolidated financial statements.

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

/s/ RSM US LLP

Orlando, Florida

February 28, 2023

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$61,687	$98,120
Receivables, net of allowance for doubtful accounts of $476 and $456 at December 31, 2022 and December 31, 2021, respectively	25,053	30,604
Inventories	378,881	242,906
Income tax receivable	7,912	1,302
Prepaid expenses and other	3,316	2,703
Total current assets	476,849	375,635

Property and equipment, net	158,991	120,748
Operating lease assets	26,984	32,004
Goodwill	83,460	80,318
Intangible assets, net	81,665	87,800
Other assets	2,769	1,623
Total assets	$830,718	$698,128

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS, CONTINUED

(Dollar amounts in thousands except for share and per share data)

	As of	As of
	December 31, 2022	December 31, 2021

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable, accrued expenses and other current liabilities	$38,718	$58,999
Dividends payable	1,210	1,210
Floor plan notes payable, net of debt discount	348,735	192,220
Financing liability, current portion	2,281	1,970
Long-term debt, current portion	3,607	5,510
Operating lease liability, current portion	5,074	6,441
Total current liabilities	399,625	266,350

Long term liabilities
Financing liability, non-current portion, net of debt discount	89,770	102,466
Long term debt, non-current portion, net of debt discount	10,131	13,684
Operating lease liability, non-current portion	22,755	25,563
Deferred income tax liability	15,536	13,663
Warrant liabilities	906	15,293
Total liabilities	538,723	437,019

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding as of December 31, 2022 and December 31, 2021; liquidation preference of $60,000 as of December 31, 2022 and December 31, 2021, respectively	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	-	-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 14,515,253 and 13,694,417 shares issued and 11,112,464 and 12,987,105 outstanding at December 31, 2022 and December 31, 2021, respectively	-	-
Additional paid-in capital	130,828	121,831
Treasury Stock, at cost, 3,402,789 and 707,312 shares at and December 31, 2021, respectively	(57,019)	(12,515)
Retained earnings	163,203	96,810
Total stockholders’ equity	237,012	206,126
Total liabilities and stockholders’ equity	$830,718	$698,128

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollar amounts in thousands except for share and per share data)

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Revenues
New vehicle retail	$777,807	$725,114
Pre-owned vehicle retail	394,582	372,566
Vehicle wholesale	21,266	14,241
Finance and insurance	75,482	72,647
Service, body and parts, other	57,824	50,480
Total revenues	1,326,961	1,235,048

Cost applicable to revenues (excluding depreciation and amortization shown below)
New vehicle	632,316	586,876
Pre-owned vehicle	301,565	278,036
Vehicle wholesale	21,620	13,591
Finance and insurance	2,729	2,473
Service, body and parts, other	27,657	25,771
LIFO	12,383	4,811
Total cost applicable to revenue	998,270	911,558

Depreciation and amortization	16,758	14,411
Selling, general, and administrative expenses	222,218	184,985
Income from operations	89,715	124,094
Other income/expenses
PPP loan forgiveness	-	6,626
Floorplan interest expense	(8,596)	(1,852)
Other interest expense	(7,996)	(6,648)
Change in fair value of warrant liabilities	12,453	(11,711)
Inducement Loss on Warrant Conversion	-	(246)
Total other expense	(4,139)	(13,831)
Income before income tax expense	85,576	110,263
Income tax expense	(19,183)	(28,242)
Net income	$66,393	$82,021
Dividends on Series A Convertible Preferred Stock	(4,801)	(4,801)
Net income attributable to common stock and participating securities	$61,592	$77,220

EPS:
Basic	$3.47	$4.43
Diluted	$2.42	$3.93
Weighted average shares outstanding:
Basic	11,701,302	11,402,655
Diluted	12,797,796	12,852,318

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND DECEMBER 31, 2021

(Dollar amounts in thousands except for share and per share data)

	Common Stock		Treasury Stock		Additional Paid-In	Retained	Total Stockholders’
	Shares	Amount	Shares	Amount	capital	Earnings	Equity
Balance at December 31, 2020	9,656,041	$-	141,299	$(499)	$71,226	$14,789	$85,516
Stock-based compensation	-	-	-	-	750	-	750
Repurchase of treasury stock	-	-	566,013	(12,016)	-	-	(12,016)
Conversion of warrants and options	3,940,770	-	-	-	54,018	-	54,018
Shares issued pursuant to the Employee Stock Purchase Plan	97,606	-	-	-	638	-	638
Dividends on Series A preferred stock	-	-	-	-	(4,801)	-	(4,801)
Net income	-	-	-	-	-	82,021	82,021
Balance at December 31, 2021	13,694,417	-	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	-	-	-	-	2,813	-	2,813
Repurchase of treasury stock	-	-	2,695,477	(44,504)	-	-	(44,504)
Conversion of warrants, options and restricted stock units	753,951	-	-	-	10,067	-	10,067
Shares issued pursuant to the Employee Stock Purchase Plan	66,885	-	-	-	918	-	918
Dividends on Series A preferred stock	-	-	-	-	(4,801)	-	(4,801)
Net income	-	-	-	-	-	66,393	66,393
Balance at December 31, 2022	14,515,253	-	3,402,789	$(57,019)	$130,828	$163,203	$237,012

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021

Cash Flows From Operating Activities
Net income	$66,393	$82,021
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock based compensation	2,813	750
Bad debt expense	(526)	128
Depreciation and amortization of property and equipment	9,480	8,386
Amortization of intangible assets	7,278	6,025
Amortization of debt discount	431	261
Non-cash lease expense	173	80
Gain on sale of property and equipment	(20)	(156)
Deferred income taxes	1,872	(1,428)
PPP loan forgiveness	-	(6,626)
Change in fair value of warrant liabilities	(12,453)	11,711
Inducement loss on warrant conversion	-	246
Changes in operating assets and liabilities:
Receivables	6,512	(8,473)
Inventories	(127,594)	(105,511)
Prepaid expenses and other	(613)	37
Income tax receivable/payable	(6,725)	595
Other assets	(1,146)	(1,130)
Accounts payable, accrued expenses and other current liabilities	(17,835)	15,855
Total Adjustments	(138,353)	(79,250)
Net Cash (Used In) Provided By Operating Activities	(71,960)	2,771
Cash Flows From Investing Activities
Cash paid for acquisitions	(14,694)	(63,036)
Proceeds from sales of property and equipment	36	174
Purchases of property and equipment	(39,884)	(21,264)
Net Cash Used In Investing Activities	(54,542)	(84,126)
Cash Flows From Financing Activities
Net borrowings under M&T bank floor plan	148,180	73,097
Repayment of long term debt with M&T bank	(4,410)	(4,250)
Proceeds from financing liability	11,686	26,226
Repayments of financing liability	(24,163)	(1,843)
Payment of dividends on Series A preferred stock	(4,801)	(4,801)
Repurchase of Treasury Stock	(44,504)	(12,016)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	918	714
Proceeds from exercise of warrants	5,714	11,582
Proceeds from exercise of stock options	2,418	30,675
Tax benefit related to stock-based awards	115	-
Repayments of acquisition notes payable	(1,084)	(2,501)
Loan issuance costs	-	(920)
Net Cash Provided By Financing Activities	90,069	115,963
Net (Decrease) Increase In Cash	(36,433)	34,608
Cash - Beginning	98,120	63,512
Cash - Ending	$61,687	$98,120

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollar amounts in thousands)

	For the year ended December 31, 2022	For the year ended December 31, 2021
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$15,558	$7,301
Cash paid during the period for income taxes net of refunds received	$23,920	$29,070

Non-Cash Investing and Financing Activities
Fixed assets purchased with accounts payable		$203
Accrued dividends on Series A Preferred Stock	$1,210	$1,210
Operating lease assets	$(886)	$(20,659)
Operating lease liabilities	$886	$20,659
Net assets acquired in acquisitions	$18,071	$44,005

See the accompanying notes to the consolidated financial statements.

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

Lazydays RV has subsidiaries that operate recreational vehicle (“RV”) dealerships in eighteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington, one in the state of Wisconsin and one in the state of Oklahoma. Lazydays RV has also operated a dedicated service center location near Houston, Texas since early 2020, which was expanded to include a sales center in the fourth quarter of 2022. Through its subsidiaries, Lazydays RV sells and services new and pre-owned recreational vehicles and sells related parts and accessories. We also arrange financing and extended service contracts for vehicle sales through third-party financing sources and extended warrant providers. We also offer our customers such ancillary services as overnight campground and restaurant facilities.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The consolidated financial statements for the years ended December 31, 2022 and 2021 include the accounts of Holdings, Lazy Days R.V. Center, Inc. and its wholly owned subsidiary LDRV Holdings Corp. LDRV Holdings Corp is the sole owner of the subsidiaries as described in Exhibit 21.1 (collectively, the “Company”, “Lazydays” or “Successor”). All significant inter-company accounts and transactions have been eliminated in consolidation.

Segments

We operate one reportable segment, which includes all aspects of our RV dealership operations which include sales of new and pre-owned RVs, assisting customers with vehicle financing and protection plans, servicing and repairing new and pre-owned RVs, sales of RV parts and accessories and campground facilities. We identified our reporting segment by considering the level at which the operating results are regularly reviewed by our chief operating decision maker to allocate resources and assess performance.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, LIFO adjustments, the allowance for doubtful accounts and fair value of warrant liabilities.

Cash and Cash Equivalents

We consider all short-term, highly liquid investments purchased with a maturity date of three months or less to be cash equivalents. The carrying amount approximates fair value because of the short-term maturity of these instruments. Cash consists of business checking accounts with our banks. There are no cash equivalents as of December 31, 2022 and 2021.

Revenue Recognition

The core principle of revenue recognition is that an entity recognizes revenue to depict the transfer of promised goods or services to clients in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We apply a five-step model for revenue measurement and recognition.

Revenues are recognized when control of the promised goods or services is transferred to customers at the expected amount we are entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations.

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

We receive commissions from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by our customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicle and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams. We recognized finance and insurance revenues, less the addition to the charge-back allowance, which is included in other revenue as follows:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021

Gross finance and insurance revenues	$82,226	$80,364
Additions to charge-back allowance	(6,744)	(7,717)
Net Finance Revenue	$75,482	$72,647

We have an accrual for charge-backs which totaled $8.2 million at December 31, 2022 and December 31, 2021, respectively, and is included in “Accounts payable, accrued expenses, and other current liabilities” in the accompanying consolidated balance sheets.

Receivables

We sell to customers and arrange third-party financing, as is customary in the industry. These financing arrangements result in receivables from financial institutions. Interest is not normally charged on receivables. Management establishes an allowance for doubtful accounts based on our historic loss experience and current economic conditions. Losses are charged to the allowance when management deems further collection efforts will not produce additional recoveries.

Inventories

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories, and freight. For vehicles accepted in trades, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Retail parts, accessories, and other inventories primarily consist of retail travel and leisure specialty merchandise. The current replacement costs of LIFO inventories exceeded their recorded values by $20.8 million and $8.4 million as of December 31, 2022 and 2021, respectively.

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

When testing goodwill for impairment, the Company may assess qualitative factors for some or all of our reporting units to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of the reporting unit is less than the carrying amount, including goodwill. Alternatively, the Company may bypass this qualitative assessment for some or all our reporting units and perform a detailed quantitative test of impairment (Step 1). If the Company performs the detailed quantitative impairment test and the carrying amount of the reporting unit exceeds its fair value, the Company would perform an analysis, (Step 2) to measure such impairment. At September 30, 2022, the Company performed a qualitative assessment to identify and evaluate events and circumstances to conclude whether it is more likely than not that the fair value of the Company’s reporting units is less than their carrying amounts. Based on the Company’s qualitative assessments, the Company concluded that a positive assertion can be made that it is more likely than not that the fair value of the reporting units exceeded their carrying values and no impairments were identified at December 31, 2022.

Our manufacturer and customer relationships are amortized over their estimated useful lives on a straight-line basis. The estimated useful lives are 8 to 15 years for both the manufacturer and customer relationships.

Vendor Allowances

As a component of our consolidated procurement program, we frequently enter into contracts with vendors that provide for payments of rebates. These vendor payments are reflected in the carrying value of the inventory when earned or as progress is made toward earning the rebates and as a component of costs of sales as the inventory is sold. Certain of these vendor contracts provide for rebates that are contingent upon the Company meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates are given accounting recognition at the point at which achievement of the specified performance measures is deemed to be probable and reasonably estimable.

Impairment of Long-Lived Assets

We evaluate the carrying value of long-lived assets whenever events or changes in circumstances indicate that intangible asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset. We measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. Management believes there have been no changes in events or circumstances that would indicate an impairment of long-lived assets existed as of December 31, 2022 and 2021.

Fair Value of Financial Instruments

The carrying amounts of financial instruments approximate fair value as of December 31, 2022 and 2021 because of the relatively short maturities of these instruments. The carrying amount of our bank debt approximates fair value as of December 31, 2022 and 2021 because the debt bears interest at a rate that approximates the current market rate at which we could borrow funds with similar maturities.

Cumulative Redeemable Convertible Preferred Stock

Our Series A Preferred Stock (See Note 15 – Preferred Stock) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock. Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A Preferred Stock until a cash dividend payment is declared by the Board of Directors.

Stock Based Compensation

We account for stock-based compensation for employees and directors in accordance with ASC 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from financing activities.

We record excess tax benefits and tax deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the consolidated statements of operations in the period in which they occur.

Earnings Per Share

We compute basic and diluted earnings per share (“EPS”) by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

We are required, in periods in which we have net income, to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common shareholders but does not require the presentation of basic and diluted EPS for securities other than common shares. The two-class method is required because our Series A Preferred Stock have the right to receive dividends or dividend equivalents should we declare dividends on our common stock as if such holder of the Series A Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A Preferred Stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of common share options or warrants were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used, because the preferred stock does not participate in losses.

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
(Dollars in thousands - except share and per share amounts)
Distributed earning allocated to common stock	$-	$-
Undistributed earnings allocated to common stock	40,618	50,474
Net earnings allocated to common stock	40,618	50,474
Net earnings allocated to participating securities	20,974	26,746
Net earnings allocated to common stock and participating securities	$61,592	$77,220

Weighted average shares outstanding for basic earnings per common share computation	11,400,945	11,102,298
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for diluted earnings per share computation	11,701,302	11,402,655

Basic income per common share	$3.47	$4.43
Diluted income per common share	$2.42	$3.93

During the years ended December 31, 2022 and 2021, respectively, the denominator of the basic EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Weighted average outstanding common shares	11,400,945	11,102,298
Weighted average prefunded warrants	300,357	300,357
Weighted shares outstanding - basic	$11,701,302	$11,402,655

During the years ended December 31, 2022 and 2021, respectively, the denominator of the dilutive EPS was calculated as follows:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Weighted average outstanding common shares	11,400,945	11,102,298
Weighted average prefunded warrants	300,357	300,357
Weighted average warrants (equity)	534,137	891,465
Weighted average warrants (liabilities)	237,518	-
Weighted average options	324,839	558,198
Weighted shares outstanding - diluted	12,797,796	12,852,318

For the years ended December 31, 2022 and 2021, respectively, the following common stock equivalent shares were excluded from the computation of the diluted income per share, since their inclusion would have been anti-dilutive:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Warrants (liabilities)	-	645,458
Stock options	245,032	245,000
Restricted stock units	72,459	-
Shares issuable under the Employee Stock Purchase Plan	4,517	6,625
Share equivalents excluded from EPS	322,008	897,083

Advertising Costs

Advertising and promotion costs are charged to operations in the period incurred. Advertising and promotion costs totaled $30.6 million and $22.1 million for the years ended December 31, 2022 and December 31, 2021, respectively.

Income Taxes

We account for income taxes under ASC 740 Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. We record a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Tax benefits claimed or expected to be claimed on a tax return are recorded in our financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on our financial condition, results of operations or cash flows. We do not expect any significant changes in our unrecognized tax benefits within twelve months of the reporting date.

Our policy is to classify assessments, if any, for tax related interest and penalties as income tax expense in the consolidated statements of operations.

Vendor Concentrations

We purchase our new RVs and replacement parts from various manufacturers. During the year ended December 31, 2022, Thor Industries, Inc., Winnebago Industries, Inc, and Forest River, Inc. accounted for 49.1%, 29.1% and 18.3%, respectively, of RV purchases. During the year ended December 31, 2021, Thor Industries, Inc., Winnebago Industries, Inc, and Forest River, Inc. accounted for 46.4%, 30.6%, 18.9% of RV purchases.

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement terms.

Geographic Concentrations

Revenues generated by customers of the Florida locations, the Colorado locations, the Arizona locations, and the Tennessee locations which generate greater than 10% of revenues, were as follows:

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021

Florida	44%	48%
Tennessee	14%	14%
Colorado	<10%	11%
Arizona	<10%	11%

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

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The standard will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. We are currently evaluating the impact that this new standard will have on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). This standard, effective for reporting periods through December 31, 2022, provides accounting relief for contract modifications that replace an interest rate impacted by reference rate reform (e.g., London Interbank Offered Rate (“LIBOR”)) with a new alternative reference rate. The guidance is applicable to investment securities, receivables, loans, debt, leases, derivatives and hedge accounting elections and other contractual arrangements. The new standard provides temporary optional expedients and exceptions to current GAAP guidance on contract modifications and hedge accounting. Specifically, a modification to transition to an alternative reference rate is treated as an event that does not require contract remeasurement or reassessment of a previous accounting treatment. The standard is generally effective for all contract modifications made and hedging relationships evaluated through December 31, 2022, as a result of reference rate reform. We adopted ASU 2020-04 on January 1, 2022 and the adoption did not materially impact our condensed consolidated financial statements.

NOTE 3 – BUSINESS COMBINATIONS

Acquisitions of Dealerships

We consummated the following acquisitions during the years ended December 31, 2022 and 2021. In all four acquisitions, the purchase price consisted solely of cash paid to the seller. As part of each transaction, we acquired the inventory of the seller and added the inventory to the M&T Floor Plan Line of Credit (as defined below).

●	March 23, 2021	Chilhowee Trailer Sales (“Chilhowee”) in Maryville, Tennessee
●	August 3, 2021	B. Young RV (“BYRV”) in Portland, Oregon and Vancouver, Washington
●	August 24, 2021	Burlington RV Superstore (“Burlington”) in Milwaukee, Wisconsin
●	July 23, 2022	Dave’s Claremore RV in Tulsa, Oklahoma

We accounted for the asset purchase agreements as business combinations using the purchase method of accounting as it was determined that Chilhowee, BYRV, Burlington and Dave’s Claremore RV each constituted a business. The allocation of the fair value of the assets acquired is final for Chilhowee, BYRV and Burlington. The allocation of the fair value of the assets acquired is still preliminary for Dave’s Claremore RV primarily due to any final adjustments necessary to parts inventory as the examination and inventory of parts acquired is not yet complete. As a result, we determined our final allocation for Chilhowee, BYRV and Burlington, and preliminary allocation for Dave’s Claremore RV of the fair value of the assets acquired and the liabilities assumed for these dealerships as follows:

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

We recorded measurement period adjustments to goodwill of ($1.6) million and $0.35 million for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes our allocation of the purchase price to the identifiable intangible assets acquired as of the date of the closing as of December 31, 2022 and December 31, 2021, respectively. The allocation is final for the 2021 acquisitions and preliminary for the 2022 acquisition.

	Gross Asset Amount at Acquisition Date		Weighted Average Amortization Period in Years
	2022	2021	2022	2021
Customer Lists	$240	$365	15 years	10 years
Dealer Agreements	$900	$20,700	10 years	10 years

We recorded approximately $0.22 million in revenue and $0.02 million in net income prior to income taxes during the year ended December 31, 2022, related to the 2022 acquisition. We recorded approximately $82.9 million in revenue and $11.8 million in pre-tax income during the year ended December 31, 2021, related to the 2021 acquisitions.

Pro Forma Information

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase Chilhowee, BYRV, Burlington and Dave’s Claremore RV had been consummated on January 1, 2022 and 2021, respectively.

	For the year ended	For the year ended
	December 31, 2022	December 31, 2021
Revenue	$1,346,439	$1,388,089
Income before income taxes	$85,998	$126,889
Net income	$66,726	$95,072

The following unaudited pro forma financial information summarizes the combined results of operations for the Company as though the purchase Chilhowee, BYRV, Burlington and Dave’s Claremore RV had been consummated on January 1, 2021.

Goodwill that is deductible for tax purposes was determined to be $53.7 million related to all acquisitions.

NOTE 4 – RECEIVABLES, NET

Receivables consist of the following:

	As of	As of
	December 31, 2022	December 31, 2021

Contracts in transit and vehicle receivables	$15,442	$24,182
Manufacturer receivables	8,760	4,105
Finance and other receivables	1,327	2,773
	25,529	31,060
Less: Allowance for doubtful accounts	(476)	(456)
	$25,053	$30,604

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by our customers through financing sources arranged by the Company. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenues.

NOTE 5 – INVENTORIES

Inventories consist of the following:

	As of	As of
	December 31, 2022	December 31, 2021

New recreational vehicles	$342,415	$177,744
Pre-owned recreational vehicles	50,457	66,013
Parts, accessories and other	6,831	7,586
	399,703	251,343
Less: excess of current cost over LIFO	(20,822)	(8,437)
Total	$378,881	$242,906

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of	As of
	December 31, 2022	December 31, 2021

Land	$41,286	$31,910
Building and improvements including leasehold improvements	113,596	94,720
Furniture and equipment	17,503	12,874
Company vehicles	1,691	1,333
Construction in progress	20,190	5,786
	194,266	146,623
Less: Accumulated depreciation and amortization	(35,275)	(25,875)

	$158,991	$120,748

Depreciation and amortization expense is set forth in the table below:

	As of	As of
	December 31, 2022	December 31, 2021

Depreciation	$9,480	$8,386

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

 The following is a summary of changes in our goodwill for the years ended December 31, 2022 and 2021:

Balance as of December 31, 2020	45,095
Acquisitions	34,873
Measurement period adjustments	350
Balance as of December 31, 2021	$80,318
Acquisitions	4,692
Measurement period adjustments	(1,550)
Balance as of December 31, 2022	$83,460

Intangible assets and the related accumulated amortization are summarized as follows:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value

Amortizable intangible assets:
Manufacturer relationships	$65,400	$20,346	$45,054	$64,500	$14,008	$50,492
Customer relationships	10,395	3,993	6,402	10,155	3,102	7,053
Non-Compete agreements	230	121	109	230	75	155
	76,025	24,460	51,565	74,885	17,185	57,700
Non-amortizable intangible assets:
Trade names and trademarks	30,100	-	30,100	30,100	-	30,100
	$106,125	$24,460	$81,665	$104,985	$17,185	$87,800

Amortization expense is set forth in the table below:

	As of	As of
	December 31, 2022	December 31, 2021

Amortization	$7,278	$6,025

Estimated future amortization expense is as follows:

Years ending
2023	$7,332
2024	7,332
2025	7,264
2026	6,585
2027	6,274
Thereafter	16,778
$51,565

As of December 31, 2022, the weighted average remaining amortization period was 9.84 years.

NOTE 8 – FINANCING LIABILITY

We have operations at several properties that were previously sold and then leased back from the purchasers over a non-cancellable period of 20 years. The leases contain renewal options at lease termination, with three options to renew for 10 additional years each and contain a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liabilities have implied interest rates ranging from 6.06% to 8.0%. At the conclusion of the 20-year lease period, the financing liability residual will correspond to the carrying value of the land.

On December 29, 2022, we repurchased real estate in Nashville, Tennessee and Elkhart, Indiana that was previously leased through two finance leases for $24.5 million. Upon the repurchase, the finance leases were terminated.

The financing liabilities, net of debt discount, is summarized as follows:

	As of	As of
	December 31, 2022	December 31, 2021

Financing liability	$92,160	$104,638
Debt discount	(109)	(202)
Financing liability, net of debt discount	92,051	104,436
Less: current portion	2,281	1,970
Financing liability, non-current portion	$89,770	$102,466

The future minimum payments required by the arrangements are as follows:

			Total
Years ending December 31,	Principal	Interest	Payment
2023	$2,281	$5,911	$8,192
2024	2,735	5,970	8,705
2025	3,082	5,778	8,860
2026	3,452	5,562	9,014
2027	3,859	5,320	9,179
Thereafter	60,860	34,355	95,215
	$76,269	$62,896	$139,165

For the year ended December 31, 2022, we made interest payments of $7.0 million and principal payments of $2.2 million. In addition, we repaid $22.0 million in principal in connection with the repurchase of the Nashville and Elkhart properties, upon which the related leases were terminated. For the year ended December 31, 2021, we made interest payments of $5.5 million and principal payments of $1.9 million.

NOTE 9 – ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accounts payable, accrued expenses and other current liabilities consist of the following:

	As of December 31, 2022	As of December 31, 2021

Accounts payable	$10,843	$28,356
Other accrued expenses	4,509	5,064
Customer deposits	6,000	8,511
Accrued compensation	6,910	8,564
Accrued charge-backs	8,218	8,243
Accrued interest	2,238	261
Total	$38,718	$58,999

NOTE 10 – LEASES

We lease property and equipment throughout the United States primarily under operating leases. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Consolidated Balance Sheets.

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

We lease properties for our RV retail locations through nine operating leases. We also lease billboards and certain of our equipment through operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease assets.

As of December 31, 2022, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 6.8 years and 5.0%, respectively.

Operating lease costs were $6.6 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively, including variable lease costs. There were no short term leases for the year ended December 31, 2022.

Maturities of lease liabilities as of December 31, 2022 were as follows:

Maturity Date	Operating Leases
2023	$6,247
2024	5,422
2025	4,505
2026	3,268
2027	3,235
Thereafter	10,309
Total lease payments	32,986
Less: Imputed interest	5,157
Present value of lease liabilities	$27,829

The following presents supplemental cash flow information related to leases during 2022 and 2021:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liability:
Operating cash flows for operating leases	$6,556	$5,309

ROU assets obtained in exchange for lease liabilities:
Operating leases	$886	$20,659
Finance lease	24	$24
	$910	$20,683

NOTE 11 – DEBT

M&T Financing Agreement

On March 15, 2018, we replaced our existing debt agreements with Bank of America with a $200 million Senior Secured Credit Facility (the “M&T Facility” and the related credit agreement, the “Credit Agreement”). The M&T Facility included a $175 million M&T floor plan line of credit (“M&T Floor Plan Line of Credit”), a $20 million M&T term loan (“M&T Term Loan”), and a $5 million M&T revolver (“M&T Revolver”). The M&T Facility required the Company to meet certain financial covenants and was secured by substantially all of the assets of the Company. The credit facility was subsequently amended to include a Mortgage of $6.136 million. The M&T Facility was originally due to mature on March 15, 2021. The maturity date was subsequently extended to September 15, 2021.

On July 14, 2021, we entered into an amended and restated credit agreement with M&T, as a Lender, Administrative Agent, Swingline Lender, and Issuing Bank, and other financial institutions as Lender parties, (“new M&T Facility”). The credit agreement evidences an approximately $369.1 million aggregate credit facility, consisting of a $327 million floor plan credit facility, a term loan of approximately $11.3 million, a $25 million revolving credit and a $5.8 million mortgage loan facility. The new M&T Facility requires us to meet certain financial and other covenants and is secured by substantially all the assets of the Company. The costs of the new M&T Facility were recorded as a debt discount. The new M&T facility matures on July 14, 2024.

On May 13, 2022, we entered into the First Amendment to the Amended and Restated Credit Agreement (“First Amendment”). Pursuant to this amendment, LIBOR was replaced with the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate.

As of December 31, 2022, the payment of dividends by the Company (other than from proceeds of revolving loans) was permitted under the M&T Facility, so long as at the time of payment of any such dividend, no event of default existed under the M&T Facility, or would result from the payment of such dividend, and so long as any such dividend was permitted under the M&T Facility. As of December 31, 2022, the maximum amount of cash dividends that we could make from legally available funds to our stockholders was limited to an aggregate of $9.7 million pursuant to a trailing twelve month calculation as defined in the M&T Facility.

Mortgage Loan Facility

The mortgage loan facility (“mortgage”) has SOFR borrowings bearing interest at SOFR plus 2.25% and a Base Rate margin of 1.25%. The mortgage requires monthly payments of principal of $0.03 million. As of December 31, 2022, the mortgage balance was $5.4 million, and the interest rate was 6.64%.

Floor plan Line of Credit

The $327.0 million M&T Floor Plan Line of Credit may be used to finance new vehicle inventory, but only $90.0 million may be used to finance pre-owned vehicle inventory and $1.0 million for permitted Company vehicles. Principal becomes due upon the sale of the related vehicle. The M&T Floor Plan Line of Credit shall accrue interest at either: (a) the fluctuating 30-day SOFR rate plus an applicable margin which ranges from 2.00% to 2.30% based upon our total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus an applicable margin ranging from 1.00% to 1.30% based upon our total leverage ratio (as defined in the new M&T Facility). The Base Rate is defined in the new M&T Facility as the highest of M&T’s prime rate, the Federal Funds rate plus 0.50% or one-month SOFR plus 1.00%. In addition, we will be charged for unused commitments at a rate of 0.15%. The interest rate in effect as of December 31, 2022 was 6.475%. Principal payments become due upon the sale of the vehicle. Additionally, principal payments are required to be made once the vehicle reaches a certain number of days on the lot. The average outstanding principal balance was $277.5 million, and the related floor plan interest expense was $8.6 million for the year ended December 31, 2022.

The M&T Floor Plan Line of Credit consists of the following as of December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021

Floor plan notes payable, gross	$349,117	$192,868
Debt discount	(382)	(648)
Floor plan notes payable, net of debt discount	$348,735	$192,220

Term Loan

The $11,300 M&T Term Loan will be repaid in equal monthly principal installments of $242 plus accrued interest through the maturity date. At the maturity date, we must pay a principal balloon payment of $2,600 plus any accrued interest. The M&T Term Loan shall bear interest at: (a) SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The interest rate in effect at December 31, 2022 was 6.67% and the balance was $7.2 million.

Revolver

The $25,000 M&T Revolver allows us to draw up to $25.0 million. The M&T Revolver bears interest at: (a) 30-day SOFR plus an applicable margin of 2.25% to 3.00% based on the total leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.25% to 2.00% based on the total leverage ratio (as defined in the new M&T Facility). The M&T Revolver is also subject to unused commitment fees at rates varying from 0.25% to 0.50% based on the total leverage ratio (as defined in the new M&T Facility). During the year ended December 31, 2022, there were no outstanding borrowings under the M&T Revolver. As a result, there was $25.0 million available under the M&T Revolver.

PPP Loans

In response to economic uncertainty caused by the COVID-19 pandemic, subsidiaries of the Company took the additional step of applying for loans (“PPP Loans”) under the Paycheck Protection Program of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) with M&T Bank (the “Lender”). The PPP Loans in aggregate totaled $6.8 million. Of this amount, $6.6 million was forgiven. The United States Small Business Administration (“SBA”) has stated that it intends to audit the PPP loan application of any Company, like us, that received PPP loan proceeds of more than $2 million and as a result of such audit, could demand repayment of up to the entire loan amount forgiven. However, we believs that we have used the proceeds for eligible purposes consistent with the provisions of the Cares Act, and we are not currently party to or aware of any contemplated proceeding with the SBA or any other government authority with respect to our PPP Loans.

Long-term debt consists of the following as of December 31, 2022 and 2021:

	As of December 31, 2022			As of December 31, 2021
	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount

Term loan and Mortgage	$12,587	$(49)	$12,538	$15,793	$(93)	$15,700
Paycheck Protection Program Loans	-	-	-	819	-	819
Acquisition notes payable (See Note 3)	1,200	-	1,200	2,675	-	2,675
Total long-term debt	13,787	(49)	13,738	19,287	(93)	19,194
Less: current portion	3,607	-	3,607	5,510	-	5,510
Long term debt, non-current	$10,180	$(49)	$10,131	$13,777	$(93)	$13,684

Future maturities of long-term debt are as follows:

Years ending December 31,
2023	3,576
2024	9,762
2025	400
Total	$13,738

NOTE 12 – INCOME TAXES

The components of our income tax expense are as follows:

	Year ended	Year ended
	December 31, 2022	December 31, 2021
Current:
Federal	$13,389	$23,867
State	3,922	5,804
	17,311	29,671

Deferred:
Federal	1,651	(1,161)
State	221	(268)
	1,872	(1,429)
Income tax expense	$19,183	$28,242

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2022 and 2021) to our income tax expense is as follows:

	Year Ended		Year Ended
	December 31, 2022		December 31, 2021
	Amount	%	Amount	%
Income taxes at statutory rate	$17,971	21.0%	$23,155	21.0%
Non-deductible expense	55	0.1%	40	0.0%
State income taxes, net of federal tax effect	3,329	3.8%	4,352	4.0%
PPP loan forgiveness	-	0.0%	(1,391)	-1.3%
Stock-based compensation and officer compensation	450	0.6%	(430)	-0.4%
Change in fair value of warrant liabilities	(2,615)	-3.0%	2,511	2.3%
Other credits and changes in estimate	(7)	-0.1%	5	0.0%
Income tax expense	$19,183	22.4%	$28,242	25.6%

Due to limitations on the deductibility of compensation under Section 162(m) stock-based compensation expense attributable to certain employees has been treated as a permanent difference in the calculation of tax expense. We do not expect that these expenses will be deductible on the estimated exercise date of the awards. As such, no deferred tax asset has been established related to these amounts.

Deferred tax assets and liabilities were as follows:

	As of	As of
	December 31, 2022	December 31, 2021

Deferred tax assets:
Accounts receivable	$167	$116
Accrued charge-backs	2,093	2,093
Other accrued liabilities	639	1,258
Goodwill	-	-
Financing liability	16,448	16,871
Transaction costs	-	-
Stock based compensation	406	596
Other, net	139	164
	19,892	21,098

Deferred tax liabilities:
Prepaid expenses	(649)	(303)
Goodwill	(1,908)	(857)
Inventories	(6,873)	(6,303)
Property and equipment	(14,747)	(14,782)
Intangible assets	(11,251)	(12,516)
	(35,428)	(34,761)

Net deferred tax (liabilities)/assets	$(15,536)	$(13,663)

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

We are subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, Tennessee, Texas, Indiana, Oregon, Wisconsin and Oklahoma as well as the city of Portland, Oregon. We are no longer subject to the examination by Federal and state taxing authorities for years prior to 2019. We recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties recorded in the statements of operations for the periods presented were insignificant.

NOTE 13 – EMPLOYEE BENEFIT PLANS

We have a 401(k) plan with profit sharing provisions (the “Plan”). The Plan covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, we make discretionary matching contributions to employees’ 401(k). We made contributions to the Plan of $1.7 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Employment Agreements

From time to time, we enter into employment agreements with key executives. To date, none of these agreements has been material.

Effective November 15, 2022, Nicholas Tomashot stepped down as CFO of the Company. On October 19, 2022, the Company and Mr. Tomashot entered into a Transition Agreement (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Tomashot will remain as an employee at his current base salary through November 1, 2023 and is eligible for a bonus for 2022. Additionally, Mr. Tomashot’s restricted stock units and options to purchase common stock will continue to vest in accordance with their terms, so long as Mr. Tomashot remains employed by the Company. Mr. Tomashot is subject to certain restrictive covenants regarding non-competition and non-solicitation.

Legal Proceedings

We are a party to multiple legal proceedings that arise in the ordinary course of business. We have certain insurance coverage and rights of indemnification. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition, or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these or other matters could have a material adverse effect on our business, results of operations, financial condition, and/or cash flows.

We record legal expenses as incurred in our consolidated statements of operations.

NOTE 15 – PREFERRED STOCK

Simultaneous with the closing of the Mergers, we consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”). At the closing, we issued an aggregate of 600,000 shares of Series A Preferred Stock for gross proceeds of $60.0 million. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of our Board of Directors.

The Series A Preferred Stock ranks senior to all outstanding stock of the Company. Holders of the Series A Preferred Stock are entitled to vote on an as-converted basis together with the holders of the Common Stock, and not as a separate class, at any annual or special meeting of stockholders. Each share of Series A Preferred Stock is convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment (as applicable, the “Conversion Price”). Upon any conversion of the Series A Preferred Stock, we will be required to pay each holder converting shares of Series A Preferred Stock all accrued and unpaid dividends, in either cash or shares of common stock, at our option. The Conversion Price will be subject to adjustment for stock dividends, forward and reverse splits, combinations and similar events, as well as for certain dilutive issuances.

Dividends on the Series A Preferred Stock accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A Preferred Stock (the “Issue Price”) and are payable quarterly in arrears. Accrued and unpaid dividends, until paid in full in cash, will accrue at the then applicable Dividend Rate plus 2%. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event that our senior indebtedness less unrestricted cash during any trailing twelve-month period ending at the end of any fiscal quarter is greater than 2.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Dividend Rate will be reset to 8% at the end of the first fiscal quarter when our senior indebtedness less unrestricted cash during the trailing twelve-month period ending at the end of such quarter is less than 2.25 times EBITDA.

If, at any time following the second anniversary of the issuance of the Series A Preferred Stock, the volume weighted average price of our common stock equals or exceeds $25.00 per share (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, we may elect to force the conversion of any or all of the outstanding Series A Preferred Stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, we may elect to redeem all, but not less than all, of the outstanding Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A Preferred Stock, each holder of Series A Preferred Stock has the right to require the Company to redeem all of the holder’s outstanding shares of Series A Preferred Stock in cash at the Issue Price plus all accrued and unpaid dividends.

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

In addition, five-year warrants to purchase 596,273 shares of common stock at an exercise price of $11.50 per share were issued in conjunction with the issuance of the Series A Preferred Stock. The warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per share of common stock, if the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants.

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

After factoring in the fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3.4 million beneficial conversion feature was recorded as a deemed dividend in the consolidated statement of income because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The fair value of the warrants issued with the Series A Preferred Stock of $2.0 million was recorded as a reduction to the carrying amount of the preferred stock in the consolidated balance sheet. In addition, aggregate offering costs of $3.0 million consisting of cash and the value of five-year warrants to purchase 178,882 shares of common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632,000 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61%, and a 0% rate of dividends.

The discount associated with the Series A Preferred Stock was not accreted during the year ended December 31, 2022 because redemption was not currently deemed to be probable.

In December 2022, we declared a dividend payment of $1.2 million for outstanding dividends through December 31, 2022 which is included in dividends payable in the accompanying consolidated balance sheets.

NOTE 16 – STOCKHOLDERS’ EQUITY

Authorized Capital

The Company is authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of our common stock are entitled to one vote per share. The holders of Series A Preferred Stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. These holders of Series A Preferred Stock also participate in dividends if they are declared by the Board. See Note 15 – Preferred Stock for additional information associated with the Series A Preferred Stock.

2019 Employee Stock Purchase Plan

On May 20, 2019, our stockholders approved the 2019 Employee Stock Purchase Plan (the “ESPP”). The ESPP reserved 900,000 shares of common stock for purchase by participants in the ESPP. Participants in the plan may purchase shares of common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of the common on the first day of the purchase period or the last day of the purchase period. We issued 66,885 and 97,606 shares of common stock pursuant to the ESPP for the years ended December 31, 2022 and 2021, respectively. As a result, as of December 31, 2022, there were 658,257 shares available for issuance. During the years ended December 31, 2022 and 2021, we recorded $0.28 million and $0.35 million, respectively of stock based compensation expense related to the ESPP.

Stock Repurchase Program

On September 13, 2021, the Board of Directors of the Company authorized the repurchase of up to $25 million of our common stock through December 31, 2022. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

On December 15, 2022, the Board of Directors of the Company authorized the repurchase of up to $50.0 million of our common stock through December 31, 2024. Additionally, our prior authorization of the repurchase of our common stock was extended through December 31, 2024 for the remaining balance of approximately $13.7 million.

During the year ended December 31, 2022, we repurchased 2,695,477, shares of common stock for $44.5 million at a weighted average price of $16.51 per share. During the year ended December 31, 2021, we repurchased 566,013 shares of common stock for $12.0 million at a weighted average price of $21.23. All repurchased shares are included in treasury stock in the consolidated balance sheets.

Warrants

Simultaneous with the Mergers, in addition to the Series A Preferred Stock and warrants issued in the PIPE Investment, the Company sold 2,653,984 shares of common stock, perpetual non-redeemable pre-funded warrants to purchase 1,339,499 shares of common stock at an exercise price of $0.01 per share, and five-year warrants to purchase 1,630,927 shares of common stock at an exercise price of $11.50 per share for gross proceeds of $34.8 million. The Company incurred offering costs of $2.1 million which was recorded as a reduction to additional paid-in capital in the consolidated balance sheet. As of December 31, 2022, 300,357 of the pre-funded warrants remain outstanding.

The five-year warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act by surrendering the warrants for that number of shares of common stock as determined under the warrants. These warrants may be called for redemption in whole and not in part, at a price of $0.01 per share if the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the common stock underlying the warrants. In addition, five-year warrants to purchase 116,376 shares of common stock at an exercise price of $11.50 per share were issued to the placement agent.

As of March 15, 2018, holders of Andina warrants exchanged their existing 4,310,000 warrants with Andina with 4,310,000 warrants to purchase 2,155,000 shares of Company common stock at an exercise price of $11.50 per share and a contractual life of five years from the date of the Mergers. If a registration statement covering 2,000,000 of the shares issuable upon exercise of the public warrants is not effective, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per warrant, if the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants. Of the warrants to purchase 2,155,000 shares of common stock originally issued by Andina, 155,000, the Private Warrants, are not redeemable and are exercisable on a cashless basis at the holder’s option.

Additionally, warrants to purchase 2,522,458 shares of common stock were issued with the PIPE Investment, (the PIPE Warrants), including warrants issued to the investment bank but excluding prefunded warrants.

We had the following activity related to shares underlying warrants:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding January 1, 2022	3,419,105	$11.50
Granted	-	$-
Cancelled or Expired	-	$-
Exercised	(554,037)	$11.50
Warrants outstanding December 31, 2022	2,865,068	$11.50

The table above excludes perpetual non-redeemable prefunded warrants to purchase 300,357 shares of common stock with an exercise price of $0.01 per share.

We determined the following fair values for the outstanding warrants recorded as liabilities at December 31:

	December 31, 2022	December 31, 2021
PIPE Warrants	$742	$13,603
Private Warrants	164	1,690
Total warrant liabilities	$906	$15,293

2018 Long-Term Incentive Equity Plan

On March 15, 2018, we adopted the 2018 Long-Term Incentive Equity Plan (the “2018 Plan”). The 2018 Plan reserves up to 13% of the shares of common stock outstanding on a fully diluted basis. The 2018 Plan is administered by the Compensation Committee of the board of directors, and provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into common stock. Due to the fact that the fair value per share immediately following the closing of the Mergers was greater than $8.75 per share, the number of shares authorized for awards under the 2018 Plan was increased by a formula (as defined in the 2018 Plan) not to exceed 18% of shares of common stock then outstanding on a fully diluted basis. On May 20, 2019, our stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. On June 9, 2022, our stockholders approved the addition of 510,000 shares of common stock to the Incentive Plan. Stock options are canceled upon termination of employment. As of December 31, 2022, there were 715,444 shares of common stock available to be issued under the Incentive Plan.

Stock Options

Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at January 1, 2022	1,286,672	$11.87
Granted	54,631	$21.63
Cancelled or terminated	(68,753)	$15.21
Exercised	(220,457)	$10.97
Options outstanding at December 31, 2022	1,052,093	$12.34	2.26	$(427)
Options vested at December 31, 2022	413,158	$11.64	2.24	$126

Awards with Market Conditions

The expense recorded for awards with market conditions was ($0.13) million and ($0.34) million for the years ended December 31, 2022 and 2021, respectively, which is included in operating expenses in the consolidated statements of operations.

Awards with Service Conditions

During the year ended December 31, 2021, stock options to purchase 245,000 shares of common stock were issued to employees and board members. The options have an exercise price of $21.01, $22.41 or $23.11. A portion of the options had a five year life and a four year vesting period. The remaining options had a five year life and a three year vesting period. The fair value of the awards of $2.9 million was determined using the Black-Scholes option pricing model.

During the year ended December 31, 2022, stock options to purchase 54,631 shares of common stock were issued to employees. The options have an exercise price of $30.00 or $14.55. The options have a five year life and a one year vesting period. The fair value of the awards of $0.45 million was determined using the Black-Scholes option pricing model. The fair values of the 2022 and 2021 options was based on the following range of assumptions:

Risk free interest rate	0.77%-3.21%
Expected term (years)	3.0-3.75
Expected volatility	73%-81%
Expected dividends	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options.

The expense recorded for awards with service conditions was $1.6 million and $0.53 million for the years ended December 31, 2022 and December 31, 2021, respectively, which is included in operating expenses in the consolidated statements of operations.

As of December 31, 2022, total unrecorded compensation cost related to non-vested awards was $2.4 million which is expected to be amortized over a weighted average service period of approximately 2.37 years. For the year ended December 31, 2022, the weighted average grant date fair value of awards issued during the period was $4.28 per share.

The intrinsic value of stock options exercised was $1.6 million and $29.4 million for the years ended December 31, 2022 and 2021, respectively. During 2022 and 2021 the current tax benefit related to stock-based awards was $0.12 million and $1.1 million, respectively.

NOTE 17 – FAIR VALUE MEASURES

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

	December 31, 2022				December 31, 2021
	Carrying Amount	Level 1	Level 2	Level 3	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$742	$742	$-	$-	$13,603	$13,603	$-	$-
Private Warrants	164	-	-	164	1,690	-	-	1,690
Total	$906	$742	$-	$164	$15,293	$13,603	$-	$1,690

Level 3 Disclosures

We utilize a Black Scholes option-pricing model to value the Private Warrants at each reporting period and transaction date, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liabilities is determined using Level 3 inputs. Inherent in the pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the continuously compounded interest rate on U.S. Treasury Separate Trading of Registered Interest and Principal of Securities having a maturity similar to the contractual life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which we anticipate to remain at zero.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31, 2022	December 31, 2021
Stock Price	$11.94	$21.54
Strike Price	$11.50	$11.50
Expected life	0.20	1.20
Volatility	36.1%	57.4%
Risk Free rate	4.24%	0.46%
Dividend yield	0.00%	0.00%
Fair value of warrants	$0.53	$5.45

The following table presents changes in Level 1 and Level 3 liabilities measured at fair value for the years ended December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	PIPE Warrants	Private Warrants	PIPE Warrants	Private Warrants
Balance - beginning of year	$13,603	$1,690	$13,716	$1,380
Exercise or conversion	(2,087)	-	(7,208)	-
Measurement adjustment	(10,774)	(1,526)	7,095	310
Balance at December 31, 2022	$742	$164	$13,603	$1,690

NOTE 18 – SUBSEQUENT EVENTS

On February 15, 2023 , we consummated the acquisition contemplated by our asset purchase agreement with Hohl-Findlay, LLC (“Findlay”). The purchase price consisted solely of cash paid to Findlay. As part of the acquisition, we acquired the inventory of Findlay and has added the inventory to the M&T Floor Plan Line of Credit (as defined below).

On February 21, 2023, LDRV Holdings Corp. (“the Company”), Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC (collectively with certain other subsidiary entities, the “Borrowers”) entered into a Second Amended and Restated Credit Agreement, (the “New Credit Agreement”), with Manufacturers and Traders Trust Company (“M&T”), as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties. The New Credit Agreement amends and restates in its entirety that certain Amended and Restated Credit Agreement dated July 14, 2021, (as amended prior to the date hereof, the “Prior Credit Agreement”), among the Borrowers, M&T, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties thereto.

The New Credit Agreement, among other things, amends the Prior Credit Agreement primarily to: (i) increase the capacity under the Floor Plan Line of Credit to up to $525 million and increase the capacity under the Revolving Credit Facility to up to $50 million; (ii) remove the Mortgage Loan Facility and Term Loan Facility; (iii) extend the term of the Floor Plan Line of Credit and the Revolving Credit to February 21, 2027; and (iv) remove certain guarantors.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding disclosure. As of the end of the period covered by this Annual Report on Form 10-K, the Company conducted an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the disclosure controls and procedures. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting as described below.

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

Our management has conducted, with the participation of our Chief Executive Officer and Chief Financial Officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2022. Management’s assessment of internal control over financial reporting was based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on such evaluation, management identified a material weakness in internal controls related to ineffective information technology general controls (ITGCs) in the areas of logical access, change management and security administration over information technology (IT) systems that support the Company’s financial reporting processes. These control deficiencies were a result of lack of documentation to evidence that (a) access provisioned match the access requested and (b) user access reviews were performed with complete and accurate data. In addition, evidence was not retained to support that changes to internally developed applications were approved prior to deployment to production. We were also unable to determine who has access to some server and database accounts impacting the same portal applications.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, the Company’s management concluded that at December 31, 2022, the Company’s internal control over financial reporting was not effective. However, additional manual business process controls were executed throughout 2022 to address the risk of material misstatement heightened by the ineffective ITGCs.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed substantive procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Management will continue to design and implement controls to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include but are not limited to: (a) improving the processes and documentation around provisioning, deprovisioning, and reviews of access; and (b) modifying controls to include reviews of implemented application changes against supporting documents. The additional manual business process controls will continue to be performed while we remediate the ITGCs.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2023.

Management excluded the operations of the dealership acquired in Dave’s Claremore RV transaction from the assessment of internal control over financial reporting as of December 31, 2022. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2022. Collectively, these operations accounted for approximately 0.8% of our total revenues, as reported in our consolidated financial statements as of and for the year ended December 31, 2022.

The registered public accounting firm that audited the financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

We have adopted a Code of Business Conduct applicable to all of our directors, officers and employees. A copy of the Code of Business Conduct is available on our corporate website at www.lazydays.com by clicking on the link “Investor Relations” on our homepage and then clicking on the link “Governance” and then clicking on the link “Code of Business Conduct” under “Governance Documents.” You also may obtain a printed copy of the Code of Business Conduct by sending a written request to: Investor Relations, Lazydays Holdings, Inc., 4042 Park Oaks Blvd, Suite 350, Tampa, FL 33610, or by contacting Investor Relations at investors@lazydays.com or 855-629-3995. In the event that we amend or waive any of the provisions of the Code of Business Conduct that relate to any element of the code of ethics definition enumerated in Item 406(b) of Regulation S-K, we intend to disclose the same on our Investor Relations website.

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.

Item 11. Executive Compensation

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2023 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this Report:

1. Financial statements

Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.

2. Consolidated Financial Statement Schedules

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The following exhibits are filed as a part of this Report:

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of October 27, 2017, by and among Andina Acquisition Corp. II, Andina II Holdco Corp., Andina II Merger Sub Inc., Lazy Days’ R.V. Center, Inc. and A. Lorne Weil (included as Annex A to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

2.2	Asset Purchase Agreement among BYRV, Inc., BYRV Washington, Inc., Bruce Young, Mark Bretz, The Bruce A. Young Revocable Trust, The Bruce A. Young 2021 Gift Trust and Lazydays RV of Oregon, LLC, effective as of July 9, 2021 (filed as Exhibit 2.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021 and incorporated herein by reference).

3.1	Amended and Restated Certificate of Incorporation of Lazydays Holdings, Inc., including the Certificate of Designations of Series A Convertible Preferred Stock (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on June 3, 2022 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of Lazydays Holdings, Inc. (filed as Exhibit 3.2 to the Current Report on Form 8-K filed on June 3, 2022 and incorporated herein by reference).

3.3	Certificate of Designations of Series A Preferred Stock of Lazydays Holdings, Inc. (included as Annex D to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

4.1	Specimen Common Stock Certificate of Lazydays Holdings, Inc. (filed as Exhibit 4.5 to the Registration Statement on Form S-4 (SEC File No. 333-221723) filed on January 16, 2018 and incorporated herein by reference).

4.2	Form of Unit Purchase Option (filed as Exhibit 4.5 of Andina’s Form S-1/A filed on November 6, 2015 and incorporated herein by reference).

4.3	Warrant Agreement between Continental Stock Transfer & Trust Company and Andina (filed as Exhibit 4.7 of Andina’s Form S-1/A filed on November 6, 2015 and incorporated herein by reference).

4.4	Form of Specimen Series A Preferred Stock Certificate (filed as Exhibit 4.4 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

Exhibit Number	Description

4.5	Form of Common Stock purchase warrant (filed as Exhibit 4.5 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

4.6	Form of Pre-Funded Common Stock Purchase warrant (filed as Exhibit 4.6 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

4.7	Description of Registrant’s Securities (filed as Exhibit 4.7 to the Annual Report on Form 10-K filed on March 19, 2021 and incorporated herein by reference).

10.1	Registration Rights Agreement between Andina and certain security holders of Andina (incorporated by reference to Exhibit 10.1 of Andina’s Current Report on Form 8-K filed on December 1, 2015 and incorporated herein by reference).

10.2	2018 Long-Term Incentive Plan+ (included as Annex C to the Proxy Statement/Prospectus/Information Statement filed on February 14, 2018 and incorporated herein by reference).

10.3	Employment Agreement between Lazydays Holdings, Inc. and William Murnane+ (filed as Exhibit 10.11 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.4	Employment Agreement, by and between the Company and Robert DeVincenzi, dated January 3, 2022 + (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 and incorporated herein by reference).

10.5	Amended and Restated Employment Agreement, dated September 6, 2022, by and between the Company and John North+ (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 and incorporated herein by reference).

10.6	Employment Agreement, by and between the Company and Kelly Porter, dated October 3, 2022. +*

10.7	Transition Agreement, dated October 19, 2022, by and between the Company and Nicholas Tomashot. +*

10.8.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.9	Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.10	Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.11	Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.12	Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.13	Restated Credit Agreement, dated as of July 14, 2021, by and among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties thereto (filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on November 5, 2021 and incorporated herein by reference).

Exhibit Number	Description

10.14	First Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2022, by and among LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, Manufacturers and Traders Trust Company, as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2022 and incorporated herein by reference).

10.15	Security Agreement, dated March 15, 2018, by and between LDRV Holdings Corp., Lazydays RV America, LLC, Lazydays RV Discount, LLC, and Lazydays Mile HI RV, LLC, as Borrowers, Lazydays Holdings Inc., Lazy Days’ R.V. Center, Inc., Lazydays RV America, LLC, and Lazydays Land Holdings, LLC, as Guarantors, and Manufacturers and Traders Trust Company, as administrative agent under the Credit Agreement of even date therewith (filed as Exhibit 10.11 to the Form 8-K filed on March 21, 2018 and incorporated herein by reference).

10.16	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018 and incorporated herein by reference).

10.17	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.18	Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.19	Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on May 22, 2018 and incorporated herein by reference).

10.20	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019 and incorporated herein by reference).

10.21	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan. +*

10.22	Form of Term Note (U.S. Small Business Administration Paycheck Protection Program) in favor of M&T Bank (filed as Exhibit 10.1 to the Form 8-K filed on May 4, 2020 and incorporated herein by reference)

21.1	Subsidiaries of the Company.*

23.1	Consent of RSM US LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

101	The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2022, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*

* Filed herewith.

** Furnished herewith.

+ Management compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZYDAYS HOLDINGS, INC.

/s/ John North
John North
Chief Executive Officer

Date: February 28, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John North	Chief Executive Officer and Director	February 28, 2023
John North	(Principal Executive Officer)

/s/ Kelly Porter	Chief Financial Officer	February 28, 2023
Kelly Porter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher S. Shackelton	Director and Chairman of the Board	February 28, 2023
Christopher S. Shackelton

/s/ Robert DeVincenzi	Lead Independent Director	February 28, 2023
Robert DeVincenzi

/s/ Jordan Gnat	Director	February 28, 2023
Jordan Gnat

/s/ Erika Serow	Director	February 28, 2023
Erika Serow

/s/ James J. Fredlake	Director	February 28, 2023
James J. Fredlake

/s/ Jerry Comstock	Director	February 28, 2023
Jerry Comstock

