Form 10-Q
period 2023-03-31
Lazydays Holdings, Inc.
filed 2023-04-28
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 13,843,006 shares of common stock, par value $0.0001, issued and outstanding as of April 28, 2023.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended March 31, 2023

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for share and per share data)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
ASSETS
Current assets
Cash	$41,049	$61,687
Receivables, net of allowance for doubtful accounts of $476 and $476	28,405	25,053
Inventories	419,136	378,881
Income tax receivable	8,058	7,912
Prepaid expenses and other	5,971	3,316
Total current assets	502,619	476,849

Property and equipment, net of accumulated depreciation of $37,788 and $35,275	177,818	158,991
Operating lease right-of-use assets	25,797	26,984
Goodwill	89,128	83,460
Intangible assets, net	79,832	81,665
Other assets	2,947	2,769
Total assets	$878,141	$830,718
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(In thousands except for share and per share data)
(Unaudited)

	As of March 31, 2023	As of December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$13,485	$10,843
Accrued expenses and other current liabilities	32,190	27,875
Dividends payable	1,184	1,210
Floor plan notes payable, net of debt discount	342,280	348,735
Financing liability, current portion	2,224	2,281
Long-term debt, current portion	400	3,607
Operating lease liability, current portion	5,139	5,074
Total current liabilities	396,902	399,625

Long-term liabilities
Financing liability, non-current portion, net of debt discount	90,694	89,770
Revolving line of credit	30,000	—
Long term debt, non-current portion, net of debt discount	306	10,131
Operating lease liability, non-current portion	21,620	22,755
Deferred income tax liability	15,536	15,536
Warrant liabilities	—	906
Total liabilities	555,058	538,723

Commitments and Contingencies

Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding; liquidation preference of $60,000	54,983	54,983

Stockholders’ Equity

Preferred Stock, $0.0001 par value; 5,000,000 shares authorized;	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,255,228 and 14,515,253 shares issued and 13,843,006 and 11,112,464 outstanding	—	—
Additional paid-in capital	162,301	130,828
Treasury Stock, at cost, 3,412,222 and 3,402,789 shares	(57,128)	(57,019)
Retained earnings	162,927	163,203
Total stockholders’ equity	268,100	237,012
Total liabilities and stockholders’ equity	$878,141	$830,718
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands except for share and per share data)
(Unaudited)

	Three months ended March 31,
	2023	2022
Revenue
New vehicle retail	$176,747	$217,436
Pre-owned vehicle retail	84,775	116,500
Vehicle wholesale	1,708	6,524
Finance and insurance	16,881	21,635
Service, body and parts and other	15,545	14,066
Total revenue	295,656	376,161

Cost applicable to revenues
New vehicle retail	153,331	172,605
Pre-owned vehicle retail	67,528	88,283
Vehicle wholesale	1,721	6,579
Finance and insurance	693	697
Service, body and parts and other	7,181	6,720
LIFO	1,311	2,460
Total cost applicable to revenue	231,765	277,344
Gross profit	63,891	98,817

Depreciation and amortization	4,403	4,084
Selling, general, and administrative expenses	53,532	56,104
Income from operations	5,956	38,629
Other income (expense)
Floor plan interest expense	(5,531)	(976)
Other interest expense	(1,700)	(1,936)
Change in fair value of warrant liabilities	856	1,540
Total other expense, net	(6,375)	(1,372)
(Loss) income before income tax expense	(419)	37,257
Income tax benefit (expense)	143	(8,973)
Net (loss) income	(276)	28,284
Dividends on Series A Convertible Preferred Stock	(1,184)	(1,184)
Net (loss) income and comprehensive (loss) income attributable to common stock and participating securities	$(1,460)	$27,100

EPS:
Basic	$(0.12)	$1.44
Diluted	$(0.17)	$1.17
Weighted average shares outstanding:
Basic	11,988,899	12,798,100
Diluted	11,988,899	20,561,136
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	14,515,253	$—	3,402,789	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Exercise of warrants and options	2,739,975	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance at March 31, 2023	17,255,228	$—	3,412,222	$(57,128)	$162,301	$162,927	$268,100
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	13,694,417	$—	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	—	—	—	—	523	—	523
Purchase of treasury stock	—	—	1,086,797	(19,175)	—	—	(19,175)
Exercise of warrants and options	148,765	—	—	—	1,867	—	1,867
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net income	—	—	—	—	—	28,284	28,284
Balance at March 31, 2022	13,843,182	$—	1,794,109	$(31,690)	$123,037	$125,094	$216,441
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(276)	$28,284
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock based compensation	797	523
Bad debt expense	7	11
Depreciation of property and equipment	2,570	2,277
Amortization of intangible assets	1,833	1,807
Amortization of debt discount	91	108
Non-cash lease expense	22	36
Loss on sale of property and equipment	—	6
Change in fair value of warrant liabilities	(856)	(1,540)
Tax benefit related to stock-based awards	—	(74)
Impairment charges	538	—
Changes in operating assets and liabilities (net of acquisitions and dispositions):
Receivables	(3,359)	(20,838)
Inventories	(33,650)	(41,412)
Prepaid expenses and other	(2,766)	113
Income tax receivable/payable	(146)	9,051
Other assets	(603)	76
Accounts payable	2,642	3,578
Accrued expenses and other current liabilities	4,324	561
Total Adjustments	(28,556)	(45,717)
Net Cash Used In Operating Activities	(28,832)	(17,433)
Cash Flows From Investing Activities
Cash paid for acquisitions	(19,730)	—
Proceeds from sales of property and equipment	22	15
Purchases of property and equipment	(13,936)	(7,911)
Net Cash Used In Investing Activities	(33,644)	(7,896)
Cash Flows From Financing Activities
Net borrowings (repayments) under M&T bank floor plan	(6,495)	38,066
Borrowings under revolving line of credit	30,000	—
Repayment of long term debt with M&T bank	(12,067)	(1,790)
Proceeds from financing liability	1,384	254
Repayments of financing liability	(680)	(472)
Payment of dividends on Series A preferred stock	(1,184)	(1,210)
Repurchase of Treasury Stock	(109)	(19,175)
Proceeds from exercise of warrants	30,543	—
Proceeds from exercise of stock options	645	1,353
Disgorgement of short-swing profits	622	—
Repayments of acquisition notes payable	—	(259)
Loan issuance costs	(821)	—
Net Cash Provided By Financing Activities	41,838	16,767
Net Decrease In Cash	(20,638)	(8,562)
Cash - Beginning	61,687	98,120
Cash - Ending	$41,049	$89,558
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$5,144	$2,633
Cash paid during the period for income taxes net of refunds received	2	—

Non-Cash Investing and Financing Activities
Accrued dividends on Series A Preferred Stock	$1,184	$1,184
Right-of use assets obtained in exchange for lease liabilities:
Operating leases	142	—
Decrease in PIPE warrant liability due to expiration of warrants	50	—
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share and unit amounts)
(Unaudited)
NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc., operates recreational vehicle (“RV”) dealerships in nineteen locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington, one in the state of Wisconsin, one in the state of Oklahoma and one in the state of Nevada.

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

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements contain unaudited information as of March 31, 2023, and for the three months ended March 31, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In October 2021, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The adoption of ASU 2021-08 on January 1, 2023 did not have any effect on our condensed consolidated financial statements.

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

NOTE 4 – BUSINESS COMBINATIONS

In the first three months of 2023, we completed the following acquisition:

•February 16, 2023 - Findlay RV (Findlay) in Las Vegas, Nevada

Revenue and loss from operations contributed by the 2023 acquisition subsequent to the date of acquisition were as follows:

(In thousands)	Three months ended March 31, 2023
Revenue	$2,264
Loss from operations	(71)

The following tables summarize the consideration paid and the preliminary purchase price allocation for identified assets acquired and liabilities assumed as of the acquisition date for the 2023 acquisition:

(In thousands)	Consideration
Cash paid, net of cash acquired	$19,730

(In thousands)	Assets Acquired and Liabilities Assumed
Inventories	$6,787
Prepaid expenses and other	5
Property and equipment	7,461
Goodwill	5,479
Total assets acquired	19,732

Accounts payable	2
Net assets acquired	$19,730

The purchase price allocations for the acquisition from the first quarter of 2023 are preliminary, and we have not obtained and evaluated all of the detailed information necessary to finalize the opening balance sheet amounts in all respects. We recorded the purchase price allocations based upon information that is currently available and recorded unallocated items as goodwill in the Condensed Consolidated Balance Sheets.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The primary items that generated the goodwill are the value of the synergies between us and the acquired businesses and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. We expect substantially all of the goodwill related to acquisitions completed in 2023 to be deductible for federal income tax purposes.

See Note 6 for additional information regarding Goodwill.

The following unaudited pro forma financial information presents consolidated information as though the acquisitions of Dave’s Claremore RV and Findlay had been consummated on January 1, 2022:

	Three months ended March 31,
(In thousands)	2023	2022
Revenue	$297,224	$391,857
(Loss) income before income taxes	$(598)	$37,969
Net (loss) income	$(394)	$28,846

These amounts have been adjusted to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously untaxed acquired entities to determine pro forma net (loss) income.
NOTE 5 – INVENTORIES

Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted as trade-ins, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other inventory includes parts and accessories, as well as retail travel and leisure specialty merchandise, and is recorded at the lower of cost or net realizable value with cost determined by LIFO method.

The current replacement costs of LIFO inventories exceeded their recorded values by $22.1 million and $20.8 million as of March 31, 2023 and December 31, 2022, respectively.

Inventories consist of the following:

(In thousands)	As of March 31, 2023	As of December 31, 2022

New recreational vehicles	$375,927	$342,415
Pre-owned recreational vehicles	56,801	50,457
Parts, accessories and other	8,541	6,831
	441,269	399,703
Less: excess of current cost over LIFO	(22,133)	(20,822)
Total	$419,136	$378,881

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$80,318
Additions through acquisitions	4,692
Measurement period adjustments related to prior acquisitions	(1,550)
Balance as of December 31, 2022	83,460
Additions through acquisitions	5,479
Measurement period adjustments related to prior acquisitions	189
Balance as of March 31, 2023	$89,128

Intangible Assets
Detail of Intangible assets was as follows:

	March 31, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$65,400	$21,943	$43,457	$65,400	$20,346	$45,054
Customer relationships	10,395	4,218	6,177	10,395	3,993	6,402
Non-compete agreements	230	132	98	230	121	109
	76,025	26,293	49,732	76,025	24,460	51,565

Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
	$106,125	$26,293	$79,832	$106,125	$24,460	$81,665

Amortization expense related to Intangible assets was as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Amortization expense	$1,833	$1,807

Future amortization of Trade names and trademarks is as follows:

(In thousands)
Remainder of 2023	$5,499
2024	7,332
2025	7,264
2026	6,585
2027	6,274
Thereafter	16,778
Total	$49,732

NOTE 7 – ASSET IMPAIRMENT

In the first quarter of 2023, we recorded an asset impairment charge totaling $0.6 million as a component of Selling, general and administrative expenses related to capitalized software for an IT project that we decided not to utilize. $0.5 million had been recorded in Prepaid and other assets on our Condensed Consolidated Balance Sheets at December 31, 2022. The remainder was recorded in Selling, general and administrative expenses during the current three month period.
NOTE 8 – LEASES

We lease property, equipment and billboards throughout the United States primarily under operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease right-of-use assets. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheets.

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

There were no new significant lease additions or terminations during the three months ended March 31, 2023.
NOTE 9 – DEBT

M&T Financing Agreement
On February 21, 2023, we amended our $369 million Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to (i) increase the capacity under the Floor Plan Line of Credit to up to $525.0 million from $327.0 million and increase the capacity under the Revolving Credit Facility to up to $50.0 million from $25.0 million; (ii) remove the Mortgage Loan Facility and Term Loan Facility; (iii) extend the term of the Floor Plan Line of Credit and the Revolving Credit to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the Revolving Credit facility; and (v) remove certain guarantors.

At the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At March 31, 2023, there was $383.3 million outstanding on the Floor Plan Line of Credit at an interest rate of 6.82% and $30.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.06%. We were in compliance with all financial and restrictive covenants at March 31, 2023.

The Floor Plan Line of Credit bears interest at: (a) 30-day SOFR plus an applicable margin of 1.90% to 2.05% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 0.90% to 1.05% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Floor Plan Line of Credit is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan.

The M&T Revolving Credit facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 2.90% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 1.90% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Revolving Credit facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Credit facility.

.

NOTE 10 - REVENUE AND CONCENTRATIONS

Revenue Recognition
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

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related service is recognized in Service, body and parts and other revenue in the Condensed Consolidated Statements of Operations.

Charge-Backs
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

We have an accrual for charge-backs which totaled $8.3 million and $8.2 million at March 31, 2023 and December 31, 2022, respectively, and is included in “Accrued expenses, and other current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Revenue by State
Revenues by state that generated 10% or more of revenues were as follows (unaudited):

	Three months ended March 31,
	2023	2022
Florida	50%	52%
Tennessee	11%	13%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic and weather conditions.

Vendor Concentrations
Vendors representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three months ended March 31,
	2023	2022
Thor Industries,Inc.	38.0%	49.8%
Winnebago Industries, Inc.	34.0%	29.1%
Forest River, Inc.	24.0%	17.2%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement’s terms.

NOTE 11 - EARNINGS PER SHARE

We compute basic and diluted earnings per share (“EPS”) by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

We are required, in periods in which we have net income, to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A preferred stock has the right to receive dividends or dividend equivalents should we declare dividends on our Common stock as if such holder of the Series A preferred stock had been converted to Common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A preferred stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of common stock options or warrants were included unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used because the preferred stock does not participate in losses.

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended March 31,
	2023	2022
(Dollars in thousands - except share and per share amounts)
Distributed earnings allocated to common stock	$—	$—
Net (loss) income attributable to common stock and participating securities used to calculate basic (loss) earnings per share	(1,460)	18,411
Net earnings allocated to Series A convertible preferred stock	—	8,689
Net (loss) earnings allocated to common stock and participating securities	$(1,460)	$27,100

Weighted average shares outstanding	11,688,542	12,497,743
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding - basic	11,988,899	12,798,100

Weighted average common shares outstanding	11,688,542	12,497,743
Weighted average pre-funded warrants	300,357	300,357
Weighted average warrants (equity)	—	1,244,495
Weighted average warrants (liabilities)	—	438,143
Weighted average options	—	6,080,398
Weighted average shares outstanding - diluted	11,988,899	20,561,136

Basic income per common share	$(0.12)	$1.44
Diluted income per common share	$(0.17)	$1.17

The following common stock equivalent shares were excluded from the computation of the diluted income per share since their inclusion would have been anti-dilutive:

	Three months ended March 31,
	2023	2022
Stock options	295,061	270,032
Restricted stock units	237,249	—
Shares issuable under the Employee Stock Purchase Plan	18,805	31,874
Share equivalents excluded from EPS	551,115	301,906

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 8.

Legal Matters
We are party to multiple legal proceedings that arise in the ordinary course of business. We have certain insurance coverage and rights of indemnification. We do not believe that the ultimate resolution of these matters will have a material adverse effect on our business, results of operations, financial condition or cash flows. However, the results of these matters cannot be predicted with certainty and an unfavorable resolution of one or more of these matters could have a material adverse effect on our business, results of operations, financial condition or cash flows.

NOTE 13 – PREFERRED STOCK

Our Series A Preferred Stock is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the fair value of warrants issued in conjunction with the issuance of the Series A preferred stock.

Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Series A preferred stock until a dividend is declared by our Board of Directors. The Board declared a dividend payment on the Series A Preferred Stock of $1.2 million for the three months ended March 31, 2023 which is included in Dividends payable in the accompanying Condensed Consolidated Balance Sheets. The dividend was paid on April 3, 2023.
NOTE 14 – STOCKHOLDERS’ EQUITY

Stock Repurchase Program
On September 13, 2021, our Board of Directors authorized the repurchase of up to $25 million of our Common stock through December 31, 2024. On December 15, 2022, our Board of Directors authorized the repurchase of up to an additional $50 million of our common stock through December 31, 2024. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

Repurchases pursuant to the program were as follows:

	Repurchases in 2023		Cumulative Repurchases as of March 31, 2023
	Shares	Average Price	Shares	Average Price
Stock repurchase program	9,433	$11.56	3,412,222	$14.16

All repurchased shares are included in Treasury stock on the Condensed Consolidated Balance Sheets. As of March 31, 2023 there was $63.4 million remaining available for future repurchases.

Disgorgement of Short-Swing Profit
During the quarter ended March 31, 2023, a significant shareholder bought and sold our Common stock within a time period that was in violation of the short-swing profit rules and, accordingly, profit from the transactions totaling $0.6 million was paid to us and recorded as Additional Paid in Capital on our Condensed Consolidated Balance Sheets.
NOTE 15 - STOCK-BASED COMPENSATION

Stock-based compensation is included in Selling, general and administrative expense on our Condensed Consolidated Statements of Operations and was as follows:

	Three months ended March 31,
(In thousands)	2023	2022
Stock-based compensation	$797	$523

2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of March 31, 2023, there were 941,088 shares of common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2022	1,052,093	$12.34	2.26	$(427)
Granted	94,326	12.38
Cancelled or terminated	(349,274)	15.65
Exercised	(81,561)	7.91
Options outstanding at March 31, 2023	715,584	11.80	2.36	$(90)
Options vested at March 31, 2023	366,908	11.98	1.86	$(112)
Options vested as of March 31, 2023 and expected to vest after March 31, 2023	715,584

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	200,250	$14.98
Granted	87,630	12.38
Vested	(2,258)	19.88
Outstanding at March 31, 2023	285,622	14.19

PIPE Warrants
PIPE warrant activity was as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2022	2,865,068	$11.50
Cancelled or Expired	(208,912)	11.50
Exercised	(2,656,156)	11.50
Warrants outstanding March 31, 2023	—	—

Prefunded Warrants
As of March 31, 2023, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the quarter ended March 31, 2023.

Unrecognized Stock-Based Compensation
At March 31, 2023 the total unrecognized stock-based compensation was $0.6 million which is expected to be recognized over a weighted average period of 1.5 years.

NOTE 16 – FAIR VALUE MEASUREMENTS

Factors used in determining the fair value of our financial assets and liabilities are summarized into three broad categories:
•Level 1 - quoted prices in active markets for identical securities;
•Level 2 - other significant observable inputs, including quoted prices for similar securities, interest rates, prepayment spreads, credit risk; and
•Level 3 - significant unobservable inputs, including our own assumptions in determining fair value.

We determined the carrying value of Cash, Receivables, Accounts payable and Accrued expenses and other current liabilities approximate their fair values due to the short-term nature of their terms.

There were no changes to our valuation techniques during the quarter ended March 31, 2023.

Asset Impairment
See Note 7 for discussion of an asset impairment charge recorded in the quarter ended March 31, 2023.

PIPE Warrants
Our PIPE warrants were all exercised or expired in March 2023.

Our PIPE warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded on our Condensed Consolidated Statements of Operations.

The public PIPE warrants traded in active markets with sufficient trading volume to qualify as Level 1 financial instruments as they had observable market prices which were used to estimate the fair value.

The private placement PIPE warrants were not traded in active markets, or were traded with insufficient volume and therefore represented Level 3 financial instruments that are valued using a Black-Scholes option-pricing model.

The fair value of the PIPE warrant liability was as follows:

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$742	$742	$—	$—
Private Warrants	164	—	—	164
Total	$906	$742	$—	$164

Level 3 Disclosures
Changes in the Level 3 PIPE warrant liability were as follows:

	Three months ended March 31, 2023	Year ended December 31, 2022
Balance at December 31, 2022	$164	$1,690
Measurement adjustment	(164)	(1,526)
Balance at March 31, 2023	$-	$164

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023.
Disclosure Regarding Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including, without limitation, statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;
•Changes in U.S. or global economic conditions;
•Changes in expected operating results, such as store performance, selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;
•Our ability to procure and manage inventory levels to reflect consumer demand;
•Our ability to find accretive acquisitions;
•Changes in the planned integration, success and growth of acquired dealerships and greenfield locations;
•Changes in our expected liquidity from our cash, availability under our credit facility and unfinanced real estate;
•Compliance with financial and restrictive covenants under our credit facility and other debt agreements;
•Changes in our anticipated levels of capital expenditures in the future;
•The repurchase of shares under our share repurchase program; and
•Our business strategies for customer retention, growth, market position, financial results and risk management.
Overview
We operate recreational vehicle (“RV”) dealerships and offer a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, after-market parts and accessories and RV camping facilities. We provide these offerings through our Lazydays branded dealerships.

Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; two near Minneapolis, Minnesota; Knoxville, Nashville and Maryville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; Milwaukee, Wisconsin; Tulsa, Oklahoma, and Las Vegas, Nevada. Additionally, Lazydays has operated a dedicated Service Center located near Houston, Texas since early 2020, which was expanded to include a sales center in the fourth quarter of 2022.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. We have more than 575 service bays, and each location has an RV parts and accessories store. We employ approximately 1,500 people at our nineteen dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located in key RV markets. Based on information collected by us from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin, Oklahoma and Texas) account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships in these key markets attract customers from all states, except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we leverage customer relationship management tools and analytics to actively engage, market and sell our products and services.

Results of Operations

	Three months ended March 31,
(In thousands, except per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$176,747	$217,436	$(40,689)		(18.7)%
Pre-owned vehicle retail	84,775	116,500	(31,725)		(27.2)%
Vehicle wholesale	1,708	6,524	(4,816)		(73.8)%
Finance and insurance	16,881	21,635	(4,754)		(22.0)%
Service, body and parts and other	15,545	14,066	1,479		10.5%
Total revenues	$295,656	$376,161	$(80,505)		(21.4)%

Gross profit
New vehicle retail	$23,416	$44,831	$(21,415)		(47.8)%
Pre-owned vehicle retail	17,247	28,217	(10,970)		(38.9)%
Vehicle wholesale	(13)	(55)	42		(76.4)%
Finance and insurance	16,188	20,938	(4,750)		(22.7)%
Service, body and parts and other	8,364	7,346	1,018		13.9%
LIFO	(1,311)	(2,460)	1,149		(46.7)%
Total gross profit	$63,891	$98,817	$(34,926)		(35.3)%

Gross profit margins
New vehicle retail	13.2%	20.6%	(740)	bps
Pre-owned vehicle retail	20.3%	24.2%	(390)	bps
Vehicle wholesale	(0.8)%	(0.8)%	—	bps
Finance and insurance	95.9%	96.8%	(90)	bps
Service, body and parts and other	53.8%	52.2%	160	bps
Total gross profit margin	21.6%	26.3%	(470)	bps
Total gross profit margin (excluding LIFO)	22.1%	26.9%	(480)	bps

Retail units sold
New vehicle retail	1,980	2,270	(290)		(12.8)%
Used vehicle retail	1,304	1,478	(174)		(11.8)%
Total retail units sold	3,284	3,748	(464)		(12.4)%

Average selling price per retail unit
New vehicle retail	$89,266	$95,787	$(6,521)		(6.8)%
Used vehicle retail	65,012	78,823	(13,811)		(17.5)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$11,826	$19,749	$(7,923)		(40.1)%
Used vehicle retail	13,227	19,091	(5,864)		(30.7)%
Finance and insurance	4,929	5,586	(657)		(11.8)%

Same Store Results of Operations
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in February 2022 would be included in same store operating data beginning in March 2023, after its first complete comparable month of operations. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three months ended March 31,
($ in thousands, except per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$167,966	$217,436	$(49,470)		(22.8)%
Pre-owned vehicle retail	81,961	116,500	(34,539)		(29.6)%
Vehicle wholesale	1,708	6,524	(4,816)		(73.8)%
Finance and insurance	16,129	21,635	(5,506)		(25.4)%
Service, body and parts and other	14,950	14,066	884		6.3%
Total revenues	$282,714	$376,161	$(93,447)		(24.8)%

Gross profit
New vehicle retail	$22,336	$44,831	$(22,495)		(50.2)%
Pre-owned vehicle retail	16,672	28,217	(11,545)		(40.9)%
Vehicle wholesale	(13)	(55)	42		(76.4)%
Finance and insurance	15,466	20,938	(5,472)		(26.1)%
Service, body and parts and other	8,032	7,346	686		9.3%
LIFO	(1,311)	(2,460)	1,149		(46.7)%
Total gross profit	$61,182	$98,817	$(37,635)		(38.1)%

Gross profit margins
New vehicle retail	13.3%	20.6%	(730)	bps
Pre-owned vehicle retail	20.3%	24.2%	(390)	bps
Vehicle wholesale	(0.8)%	(0.8)%	—	bps
Finance and insurance	95.9%	96.8%	(90)	bps
Service, body and parts and other	53.7%	52.2%	150	bps
Total gross profit margin	21.6%	26.3%	(470)	bps
Total gross profit margin (excluding LIFO)	22.1%	26.9%	(480)	bps

Retail units sold
New vehicle retail	1,841	2,270	(429)		(18.9)%
Used vehicle retail	1,248	1,478	(230)		(15.6)%
Total retail units sold	3,089	3,748	(659)		(17.6)%

Average selling price per retail unit
New vehicle retail	$91,236	$95,787	$(4,551)		(4.8)%
Used vehicle retail	65,674	78,823	(13,149)		(16.7)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$12,132	$19,749	$(7,617)		(38.6)%
Used vehicle retail	13,359	19,091	(5,732)		(30.0)%
Finance and insurance	5,007	5,586	(579)		(10.4)%

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 99.9% of the new vehicles that we sold in the first quarter of 2023, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $40.7 million, or 18.7%, in the first quarter of 2023 compared to the same quarter of 2022 due primarily to a 12.8% decrease in units sold and a 6.8% decrease in average selling price per retail unit. The decrease in units sold was primarily due to a contracting market after coming off a year of all time highs. The decrease in average selling price per retail unit was primarily due to a shift towards more towable units and less high price-tag motorized units.

New vehicle gross profit decreased $21.4 million, or 47.8%, in the first quarter of 2023 compared to the same quarter of 2022 due primarily to less units sold and 740 basis point decrease in gross margins. The decline in gross margins was primarily driven by discounted pricing of 2022 new vehicle model year units.

On a same store basis, new vehicle retail revenue decreased $49.5 million, or 22.8%, due primarily to a 18.9% decrease in retail units sold and a 4.8% decrease in average selling prices per retail unit.

New vehicle retail gross profits on a same store basis decreased $22.5 million, or 50.2%, in the first quarter of 2023 compared to the same quarter of 2022 due primarily to less units sold and a 730 basis point decrease in gross margins.

Although supply chain and inventory continued to normalize in the first quarter, our stores continued discounted pricing on 2022 new vehicle model year inventory to limit the percentage of previous model year inventory by year end. We ended the first quarter of 2023 with approximately 87% of our inventory as current model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a used to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional used RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a used to new ratio of 0.67 :1 in the first quarter of 2023.

Pre-owned vehicle retail revenue decreased $31.7 million, or 27.2%, in the first quarter of 2023 compared to the same quarter of 2022 due primarily to a 11.8% decrease in retail units sold and a 17.5% decrease in average selling price per retail unit. The decrease in retail units sold was primarily due to a contracting market after coming off a year of all time highs. The decrease in average selling price per retail unit was primarily due to a shift towards more towable units and less high price-tag motorized units, along with dealer discounts.

Pre-owned vehicle retail gross profit decreased $11.0 million, or 38.9%, in the first quarter of 2023 compared to the same quarter of 2022 due primarily to less units sold and a 390 basis point decline in gross margins. The decline in gross margins was primarily due to supply normalizing after increased demand during 2022 saw inventories depleted, which led to higher margins in 2022.

On a same store basis, pre-owned vehicle retail revenue decreased $34.5 million, or 29.6% due to a 16.7% decrease in average selling prices and a 15.6% decrease in retail units sold.

Pre-owned vehicle retail gross profits on a same store basis decreased $11.5 million, or 40.9% in the first quarter of 2023 compared to the same quarter of 2022 due primarily to the decrease in units sold and a 390 basis point decrease in gross margins.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased $4.8 million, or 22.0%, in the first quarter of 2023 compared to the same quarter of 2022 primarily due to a decrease in total retail units sold of 12.4% and an 11.8% decrease in F&I per unit. The decreases in F&I per unit was driven by a decrease in penetration rate due to rising interest rates resulting in more cash buyers.

On a same store basis, finance and insurance revenue decreased $5.5 million, or 25.4%, primarily due to a 17.6% decrease in units sold, as well as a 10.4% decrease in F&I per unit due to rising interest rates resulting in more cash buyers.

Certain information regarding our F&I operations was as follows:

	Three months ended March 31,
Overall	2023	2022	Change		% Change
F&I per unit	$4,929	$5,586	$(657)		(11.8)%
F&I penetration rate	61.2%	65.0%	(380)	bps

Same store
F&I per unit	$5,007	$5,586	$(579)		(10.4)%
F&I penetration rate	61.3%	65.0%	(370)	bps

Our gross margin on finance and insurance revenues is approximately 95.9%.

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

Service, body and parts is a strategic area of focus and area of opportunity to grow additional earnings. Our service, body and parts revenue and gross profit increased 10.5% and 13.9%, respectively, during the first quarter of 2023 compared to the same quarter of 2022 primarily due to more units in operation and an increase in warranty rates.

Our same store service, body and parts revenue increased 6.3% and our gross profit increased 9.3% during the first quarter of 2023 compared to the same quarter of 2022.
Depreciation and Amortization

Depreciation and amortization was as follows:

	Three months ended March 31,
($ in thousands)	2023	2022	Change	% Change
Depreciation and amortization	$4,403	$4,084	$319	7.8%

The increase in Depreciation and amortization in the first quarter of 2023 compared to the same quarter of 2022 was primarily related to the increase in Property and equipment as a result of several acquisitions, the expansion of several dealerships, and opening of new stores since March 2022.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Three months ended March 31,
($ in thousands)	2023	2022	Change		% Change
SG&A expense	$53,532	$56,104	$(2,572)		(4.6)%
SG&A as percentage of gross profit	83.8%	56.8%	2,700	bps

The decrease in SG&A in the first quarter of 2023 compared to the first quarter of 2022 was primarily related to decreased marketing expenses, reduced headcount and lower commissions paid due to fewer units sold. Offsetting these decreases was an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

The increase in SG&A as a percentage of gross profit in the first quarter of 2023 compared to the first quarter of 2022 was primarily related to lower gross profit and the impairment charge mentioned above.

SG&A included stock-based compensation of $0.8 million and $0.5 million in the first quarters of 2023 and 2022, respectively. The increase in stock-based compensation was primarily due to additional awards granted during the quarter.

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three months ended March 31,
($ in thousands)	2023	2022	Change	% Change
Floor plan interest expense	$5,531	$976	$4,555	466.7%

Of the increase in Floor plan interest expense in the first quarter of 2023 compared to the same quarter of 2022 was primarily related to increased inventory levels to normalize inventory, higher interest rates, and the flooring of inventory related to several acquisitions.
Other Interest Expense

	Three months ended March 31,
($ in thousands)	2023	2022	Change	% Change
Other interest expense	$1,700	$1,936	$(236)	(12.2)%

The decrease in other interest expense was primarily due to the pay off of our Mortgage loan facility and our Term loan in February 2023 for $12.1 million as well as the purchase of our Nashville and Elkhart dealership properties in December 2022. These properties were previously recorded as finance leases.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding PIPE warrants issued in connection with our SPAC merger in March 2018. The decrease in the fair value of the outstanding warrants was $0.9 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively. The fair value of the warrants fluctuated with changes in the value of our Common stock. All of the warrants were exercised or expired during the first quarter of 2023 and, accordingly, as of March 31, 2023, no PIPE warrants remained outstanding.
Income Tax Expense
Income tax expense was as follows:

	Three months ended March 31,
($ in thousands)	2023	2022	Change	% Change
Income tax benefit (expense)	$143	$(8,973)	$9,116	(101.6)%
Effective tax rate	34.1%	24.1%

The tax benefit differs from the statutory rate primarily as a result of state income taxes and the excess tax benefits on stock awards vesting and options exercised in the current period.
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

As of March 31, 2023, we had total estimated liquidity of $175.1 million, including cash of $41.0 million, $20.0 million of availability on our M&T Revolving Credit facility, $62.5 million available from undrawn floor plan capacity and our floor plan offset account. Additionally, we hold unfinanced real estate of $60.8 million that we estimate could provide liquidity of approximately $51.6 million.

Cash Flow Summary

	Three months ended March 31,
(In thousands)	2023	2022
Net (loss) income	$(276)	$28,284
Non-cash adjustments	5,002	3,154
Changes in operating assets and liabilities	(33,558)	(48,871)
Net cash used in operating activities	(28,832)	(17,433)
Net cash used in investing activities	(33,644)	(7,896)
Net cash provided by financing activities	41,838	16,767
Net decrease in cash	$(20,638)	$(8,562)

Operating Activities
Cash used in operating activities in the first quarter of 2023 was primarily for the build up of inventory.
Inventories are the most significant component of our cash flow from operations. As of March 31, 2023, our new vehicle days’ supply was 207 days which was 43 days lower than our days’ supply as of December 31, 2022. As of March 31, 2023, our days’ supply of pre-owned vehicles was 77 days, which was 1 day lower than our days’ supply at December 31, 2022. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and used vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Three months ended March 31,
(In thousands)	2023	2022	Change
Net cash used in operating activities, as reported	$(28,832)	$(17,433)	$(11,399)
Net (repayments) borrowings on floor plan notes payable	(6,495)	38,066	(44,561)
Minus borrowings on floor plan notes payable associated with acquired new inventory	(4,271)	—	(4,271)
Plus net increase to floor plan offset account	40,000	—	40,000
Net cash (used in) provided by operating activities, as adjusted	$402	$20,633	$(20,231)

Investing Activities
We used $19.7 million for the acquisition of one dealership in the first quarter of 2023 and $13.9 million for the purchase of property and equipment, primarily related to the construction of our greenfield locations in Arizona, Ohio and Florida, as well as the purchase of real estate in Tennessee.

Financing Activities
Significant financing activities included the payoff of our term and mortgage loans in February 2023 of $12.1 million and the receipt of approximately $30.5 million from the exercise of warrants.

M&T Credit Facility
On February 21, 2023, we amended our $369 million Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to (i) increase the capacity under the Floor Plan Line of Credit to up to $525.0 million from $327.0 million and increase the capacity under the Revolving Credit Facility to up to $50.0 million from $25.0 million; (ii) remove the Mortgage Loan Facility and Term Loan Facility; (iii) extend the term of the Floor Plan Line of Credit and the Revolving Credit to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the Revolving Credit facility; and (v) remove certain guarantors.

At the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At March 31, 2023, there was $383.3 million outstanding on the Floor Plan Line of Credit at an interest rate of 6.82% and $30.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.06%. We were in compliance with all financial and restrictive covenants at March 31, 2023.

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

Our largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of Mexico. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although we believe that we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or may have difficulty obtaining similar insurance coverage in the future.

Critical Accounting Policies and Estimates
There have been no material changes in the critical accounting policies and use of estimates described in our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023.
Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item 3 is not applicable as we have elected scaled disclosure requirements available to smaller reporting companies with respect to this Item 3.

Item 4. — Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

Based on such evaluation, management determined that a material weakness in internal control identified in the quarter ended December 31, 2022 related to ineffective information technology general controls ("ITGCs") in the areas of logical access, change management and security administration over information technology ("IT") systems that support our financial reporting processes had not yet been remediated. These control deficiencies were a result of lack of documentation to evidence that (a) access provisioned match the access requested and; (b) user access reviews were performed with complete and accurate data. In addition, evidence was not retained to support that changes to internally developed applications were approved prior to deployment to production. We were also unable to determine who has access to some server and database accounts impacting the same portal applications.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at March 31, 2023, our internal control over financial reporting was not effective. However, additional manual business process controls were executed to address the risk of material misstatement heightened by the ineffective ITGCs.

Following identification of the material weakness and prior to filing this Quarterly Report on Form 10-Q, we completed substantive procedures for the quarter ended March 31, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-Q.

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

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2023.

Management excluded the operations of the dealership acquired in February 2023 from the assessment of internal control over financial reporting as of March 31, 2023. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2023. Collectively, these operations accounted for approximately 0.77% of our total revenues for the quarter ended March 31, 2023.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A – Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2022 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2023. There have been no material changes to the primary risks related to our business and securities as described in our 2022 Annual Report on Form 10-K, under “Risk Factors” in Item 1A.
Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
As detailed in the following table, during the three months ended March 31, 2023, several institutional investors exercised warrants issued in the PIPE Investment resulting in the issuance of shares of our common stock.

Date	Warrants Exercised	Common Shares Issued
February 27, 2023	7,500	215
March 14, 2023	670,807	670,807
	678,307	671,022
The above issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 3(a)(9) of such act, as exchanges of our securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.

Issuer Purchases of Equity Securities
The table below sets forth the information with respect to purchases made by of our shares of Common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2023	—	$—	—	$63,479,500
February 1 - February 28, 2023	—	—	—	63,479,500
March 1 - March 31, 2023	9,433	11.56	3,412,222	63,370,543
	9,433	11.56	3,412,222

(1)On September 13, 2021, our Board of Directors authorized the repurchase of up to $25 million of our Common stock through December 31, 2024. On December 15, 2022, our Board of Directors authorized the repurchase of up to an additional $50 million of our common stock through December 31, 2024. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

Item 6. — Exhibits.

3.1
Amended and Restated Bylaws of Lazydays Holdings, Inc., effective January 25, 2023 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 27, 2023 and incorporated into this Form 10-Q by reference).

10.1*
Second Amended and Restated Credit Agreement dated February 21, 2023 with Manufacturers and Traders Trust Company (“M&T”), as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*Filed herewith.
**Furnished herewith
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

Lazydays Holdings, Inc.

Dated April 28, 2023	/s/ Kelly A. Porter
Kelly A. Porter
Chief Financial Officer
Principal Financial and Accounting Officer