Form 10-Q
period 2023-06-30
Lazydays Holdings, Inc.
filed 2023-07-28
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

(Registrant’s Telephone Number, Including Area Code) 813-246-4999
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

There were 13,916,261 shares of common stock, par value $0.0001, issued and outstanding as of July 27, 2023.

Lazydays Holdings, Inc.
Form 10-Q for the Quarterly Period Ended June 30, 2023

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
ASSETS
Current assets
Cash	$24,173	$61,687
Receivables, net of allowance for doubtful accounts of $476 and $476	28,468	25,053
Inventories	389,832	378,881
Income tax receivable	6,673	7,912
Prepaid expenses and other	5,490	3,316
Total current assets	454,636	476,849

Property and equipment, net of accumulated depreciation of $40,412 and $35,275	207,568	158,991
Operating lease right-of-use assets	24,836	26,984
Goodwill	89,128	83,460
Intangible assets, net	77,999	81,665
Other assets	3,159	2,769
Total assets	$857,326	$830,718
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS, CONTINUED
(In thousands except for share and per share data)
(Unaudited)

	As of June 30, 2023	As of December 31, 2022
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$14,587	$10,843
Accrued expenses and other current liabilities	30,595	27,875
Dividends payable	1,197	1,210
Income tax payable	67	—
Floor plan notes payable, net of debt discount	305,061	348,735
Financing liability, current portion	2,301	2,281
Long-term debt, current portion	400	3,607
Operating lease liability, current portion	5,073	5,074
Total current liabilities	359,281	399,625

Long-term liabilities
Financing liability, non-current portion, net of debt discount	90,090	89,770
Revolving line of credit	45,000	—
Long term debt, non-current portion, net of debt discount	312	10,131
Operating lease liability, non-current portion	20,701	22,755
Deferred income tax liability	15,389	15,536
Warrant liabilities	—	906
Total liabilities	530,773	538,723

Commitments and contingencies

Series A convertible preferred stock; 600,000 shares, designated, issued, and outstanding; liquidation preference of $60,000	54,983	54,983

Stockholders’ equity

Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,328,483 and 14,515,253 shares issued and 13,916,261 and 11,112,464 shares outstanding	—	—
Additional paid-in capital	162,211	130,828
Treasury stock, at cost, 3,412,222 and 3,402,789 shares	(57,128)	(57,019)
Retained earnings	166,487	163,203
Total stockholders’ equity	271,570	237,012
Total liabilities and stockholders’ equity	$857,326	$830,718
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands except for share and per share data)
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
New vehicle retail	$182,752	$219,186	$359,499	$436,622
Pre-owned vehicle retail	90,991	112,430	175,766	228,930
Vehicle wholesale	1,716	5,704	3,424	12,228
Finance and insurance	17,742	21,382	34,623	43,017
Service, body and parts and other	15,179	14,850	30,724	28,916
Total revenue	308,380	373,552	604,036	749,713

Cost applicable to revenues
New vehicle retail	158,144	175,109	311,475	347,714
Pre-owned vehicle retail	72,425	83,627	139,953	171,910
Vehicle wholesale	1,685	5,834	3,406	12,413
Finance and insurance	810	843	1,503	1,540
Service, body and parts and other	7,517	7,656	14,698	14,376
LIFO	76	1,866	1,387	4,326
Total cost applicable to revenue	240,657	274,935	472,422	552,279
Gross profit	67,723	98,617	131,614	197,434

Depreciation and amortization	4,459	4,052	8,862	8,136
Selling, general, and administrative expenses	50,480	61,605	104,012	117,709
Income from operations	12,784	32,960	18,740	71,589
Other income (expense)
Floor plan interest expense	(5,835)	(1,466)	(11,366)	(2,442)
Other interest expense	(2,083)	(1,919)	(3,783)	(3,855)
Change in fair value of warrant liabilities	—	9,652	856	11,192
Total other (expense) income, net	(7,918)	6,267	(14,293)	4,895
Income before income tax expense	4,866	39,227	4,447	76,484
Income tax expense	(1,306)	(7,383)	(1,163)	(16,356)
Net income	3,560	31,844	3,284	60,128
Dividends on Series A convertible preferred stock	(1,196)	(1,197)	(2,380)	(2,381)
Net income and comprehensive income attributable to common stock and participating securities	$2,364	$30,647	$904	$57,747

EPS:
Basic	$0.12	$1.76	$0.05	$3.14
Diluted	$0.12	$0.81	$—	$1.98
Weighted average shares outstanding:
Basic	14,181,659	11,394,761	13,066,607	12,336,431
Diluted	14,292,064	12,871,296	13,188,135	13,914,982
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	14,515,253	$—	3,402,789	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Conversion of warrant, options and restricted stock units	2,739,975	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance at March 31, 2023	17,255,228	—	3,412,222	(57,128)	162,301	162,927	268,100
Stock-based compensation	—	—	—	—	842	—	842
Repurchase of treasury stock	—	—			—	—	—
Conversion of warrant, options and restricted stock units	45,989	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	27,266	—	—	—	265	—	265
Dividends on Series A preferred stock	—	—	—	—	(1,197)	—	(1,197)
Net income	—	—	—	—	—	3,560	3,560
Balance at June 30, 2023	17,328,483	$—	3,412,222	$(57,128)	$162,211	$166,487	$271,570
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	13,694,417	$—	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	—	—	—	—	523	—	523
Purchase of treasury stock	—	—	1,086,797	(19,175)	—	—	(19,175)
Exercise of warrants and options	148,765	—	—	—	1,867	—	1,867
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net income	—	—	—	—	—	28,284	28,284
Balance at March 31, 2022	13,843,182	—	1,794,109	(31,690)	123,037	125,094	216,441
Stock-based compensation	—	—	—	—	729	—	729
Purchase of treasury stock	—	—	1,166,609	(18,991)	—	—	(18,991)
Exercise of warrants and options	31,750	—	—	—	354	—	354
Shares issued pursuant to the Employee Stock Purchase Plan	39,860	—	—	—	602	—	602
Dividends on Series A preferred stock	—	—	—	—	(1,197)	—	(1,197)
Net income	—	—	—	—	—	31,844	31,844
Balance at June 30, 2022	13,914,792	$—	2,960,718	$(50,681)	$123,525	$156,938	$229,782
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Cash Flows From Operating Activities
Net income	$3,284	$60,128
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock based compensation	1,639	1,252
Bad debt expense	9	76
Depreciation of property and equipment	5,195	4,521
Amortization of intangible assets	3,667	3,615
Amortization of debt discount	655	186
Non-cash lease expense	93	138
Loss on sale of property and equipment	—	2
Deferred income taxes	(147)	—
Change in fair value of warrant liabilities	(856)	(11,192)
Tax benefit related to stock-based awards	—	79
Impairment charges	538	—
Changes in operating assets and liabilities (net of acquisitions):
Receivables	(3,424)	(3,665)
Inventories	(4,346)	(79,231)
Prepaid expenses and other	(2,712)	(1,144)
Income tax receivable/payable	1,239	(3,560)
Other assets	(390)	(423)
Accounts payable	3,744	(4,494)
Accrued expenses and other current liabilities	2,517	1,967
Total Adjustments	7,421	(91,873)
Net Cash Provided By (Used In) Operating Activities	10,705	(31,745)
Cash Flows From Investing Activities
Cash paid for acquisitions	(19,730)	—
Proceeds from sales of property and equipment	—	18
Purchases of property and equipment	(46,312)	(12,730)
Net Cash Used In Investing Activities	(66,042)	(12,712)
Cash Flows From Financing Activities
Net (repayments) borrowings under M&T bank floor plan	(44,293)	89,487
Borrowings under revolving line of credit	45,000	—
Repayment of long term debt with M&T bank	(12,245)	(2,806)
Proceeds from financing liability	1,384	4,242
Repayments of financing liability	(1,041)	(958)
Payment of dividends on Series A preferred stock	(2,393)	(2,394)
Repurchase of Treasury Stock	(109)	(38,166)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	265	602
Proceeds from exercise of warrants	30,543	513
Proceeds from exercise of stock options	911	1,706
Disgorgement of short-swing profits	622	—
Repayments of acquisition notes payable	—	(530)
Loan issuance costs	(821)	—
Net Cash Provided By Financing Activities	17,823	51,696
Net (Decrease) Increase In Cash	(37,514)	7,239
Cash - Beginning	61,687	98,120
Cash - Ending	$24,173	$105,359
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)
(Unaudited)

	Six months ended June 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$2,672	$3,114
Cash paid during the period for income taxes net of refunds received	4	19,910

Non-Cash Investing and Financing Activities
Accrued dividends on Series A preferred stock	$1,197	$1,197
Decrease in PIPE warrant liability due to expiration of warrants	50	—
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share and unit amounts)
(Unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc., operates recreational vehicle (“RV”) dealerships in twenty locations including two in the state of Florida, two in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, two in the state of Indiana, one in the state of Oregon, one in the state of Washington, one in the state of Wisconsin, one in the state of Oklahoma, one in the state of Nevada and one in the state of Iowa. When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Lazydays RV Center, Inc.”, “Lazydays RV”, “we”, “us”, or “our” refer to Lazydays Holdings, Inc and its wholly-owned subsidiaries.

Lazydays RV has also operated a dedicated service center location near Houston, Texas since early 2020, which was expanded to include a sales center in the fourth quarter in 2022. Lazydays RV sells and services new and pre-owned recreational vehicles and sells related parts and accessories. We also arrange financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. We also offer our customers such ancillary services such as overnight campground and restaurant facilities.

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements contain unaudited information as of June 30, 2023, and for the three and six months ended June 30, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The adoption of ASU 2021-08 on January 1, 2023 did not have any effect on our condensed consolidated financial statements.

Not Yet Adopted
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

NOTE 4 – BUSINESS COMBINATIONS

During the six months ended June 30, 2023, we completed the following acquisition:

•February 16, 2023 - Findlay RV (Findlay) in Las Vegas, Nevada (the “Findlay Acquisition”)

Revenue and income from operations contributed by the 2023 acquisition subsequent to the date of acquisition were as follows:

(In thousands)	Three months ended June 30, 2023	Six months ended June 30, 2023
Revenue	$5,483	$7,748
Income from operations	370	300

The following tables summarize the consideration paid and the preliminary purchase price allocation for identified assets acquired and liabilities assumed as of the acquisition date for the Findlay Acquisition:

(In thousands)	Consideration
Cash paid, net of cash acquired	$19,730

(In thousands)	Assets Acquired and Liabilities Assumed
Inventories	$6,787
Prepaid expenses and other	14
Property and equipment	7,452
Goodwill	5,479
Total assets acquired	19,732

Accounts payable	2
Net assets acquired	$19,730

We accounted for the Findlay Acquisition as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table above, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The primary items that generated the goodwill are the value of the synergies between us and the acquired businesses and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. We expect substantially all of the goodwill related to the Findlay Acquisition completed in 2023 to be deductible for federal income tax purposes.

See Note 6 - Goodwill and Intangible Assets for additional information regarding Goodwill.

The following unaudited pro forma financial information presents consolidated information as though the acquisitions of Dave’s Claremore RV in 2022 and Findlay had been consummated on January 1, 2022:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Revenue	$316,129	$387,398	$613,353	$779,255
Income before income taxes	$5,164	$39,722	$4,566	$77,691
Net income	$3,756	$32,235	$3,362	$61,081

These amounts have been adjusted to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously un-taxed acquired entities to determine pro forma net (loss) income.
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

Inventories consisted of the following:

(In thousands)	As of June 30, 2023	As of December 31, 2022
New recreational vehicles	$338,282	$342,415
Pre-owned recreational vehicles	65,916	50,457
Parts, accessories and other	7,843	6,831
	412,041	399,703
Less: excess of current cost over LIFO	(22,209)	(20,822)
Total	$389,832	$378,881

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill
The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$80,318
Additions through acquisitions	4,692
Measurement period adjustments related to prior acquisitions	(1,550)
Balance as of December 31, 2022	83,460
Additions through acquisitions	5,479
Measurement period adjustments related to prior acquisitions	189
Balance as of June 30, 2023	$89,128

Intangible Assets
Detail of Intangible assets was as follows:

	June 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$65,400	$23,539	$41,861	$65,400	$20,346	$45,054
Customer relationships	10,395	4,443	5,952	10,395	3,993	6,402
Non-compete agreements	230	144	86	230	121	109
	76,025	28,126	47,899	76,025	24,460	51,565

Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
	$106,125	$28,126	$77,999	$106,125	$24,460	$81,665

Amortization expense related to Intangible assets was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Amortization expense	$1,834	$1,808	$3,667	$3,615

Future amortization of amortizable intangible assets is as follows:

(In thousands)
Remainder of 2023	$3,666
2024	7,332
2025	7,264
2026	6,585
2027	6,274
Thereafter	16,778
Total	$47,899

NOTE 7 – ASSET IMPAIRMENT

In the first quarter of 2023, we recorded an asset impairment charge totaling $0.6 million as a component of Selling, general and administrative expenses related to capitalized software for an IT project that we decided not to utilize. $0.5 million had been recorded in Prepaid and other assets on our Condensed Consolidated Balance Sheets at December 31, 2022. The remainder was recorded in Selling, general and administrative expenses during the first quarter of 2023.
NOTE 8 – LEASES

We lease property, equipment and billboards throughout the U.S. primarily under operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease right-of-use assets. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheets.

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

There were no new significant lease additions or terminations during the three and six months ended June 30, 2023.
NOTE 9 – DEBT

M&T Financing Agreement
On February 21, 2023, we amended our $369 million Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to (i) increase the capacity under the Floor Plan Line of Credit to up to $525.0 million from $327.0 million and increase the capacity under the Revolving Credit Facility to up to $50.0 million from $25.0 million; (ii) remove the mortgage loan facility (“Mortgage Loan Facility”) and M&T term loan facility (the “M&T Term Loan Facility”); (iii) extend the term of the M&T floor plan line of credit (the “Floor Plan Line of Credit”) and the revolving credit facility (the “Revolving Credit Facility”) to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the Revolving Credit Facility; and (v) remove certain guarantors.

In the first quarter of 2023, at the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At June 30, 2023, there was $346.1 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.13% and $45.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.36%. We were in compliance with all financial and restrictive covenants at June 30, 2023.

The Floor Plan Line of Credit bears interest at: (a) 30-day SOFR plus an applicable margin of 1.90% to 2.05% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 0.90% to 1.05% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Floor Plan Line of Credit is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan.

The M&T Revolving Credit facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 2.90% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 1.90% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Revolving Credit facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Credit facility.

NOTE 10 - REVENUE AND CONCENTRATIONS

Revenue Recognition
Revenues are recognized when control of the promised goods or services is transferred to customers at the expected amount we are entitled to for such goods and services. Taxes collected on revenue producing transactions are excluded from revenue in the Unaudited Condensed Consolidated Statements of Operations.

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

We have an accrual for charge-backs which totaled $8.8 million and $8.2 million at June 30, 2023 and December 31, 2022, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Revenue by State
Revenues by state that generated 10% or more of revenues were as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Florida	39%	42%	45%	47%
Tennessee	16%	15%	13%	14%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic and weather conditions.

Vendor Concentrations
Vendors representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Thor Industries, Inc.	38.9%	44.2%	38.2%	46.8%
Winnebago Industries, Inc.	34.0%	34.6%	33.8%	32.0%
Forest River, Inc.	24.1%	17.6%	24.0%	17.4%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement’s terms.

NOTE 11 - EARNINGS PER SHARE

We compute basic and diluted earnings per share (“EPS”) by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

We are required, in periods in which we have net income, to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A convertible preferred stock (“Preferred Stock”) has the right to receive dividends or dividend equivalents should we declare dividends on our common stock as if such holder of the Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A preferred stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of contingently issuable share-based compensation awards that would have been outstanding unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used because the Preferred Stock does not participate in losses.

The following table summarizes net income attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
(Dollars in thousands - except share and per share amounts)
Distributed earnings allocated to common stock	$—	$—	$—	$—
Net income attributable to common stock and participating securities used to calculate basic (loss) earnings per share	3,560	20,028	3,284	38,763
Net earnings allocated to Series A convertible preferred stock	(1,196)	10,619	(2,380)	18,984
Net earnings allocated to common stock and participating securities	$2,363	$30,647	$904	$57,747

Weighted average shares outstanding	13,881,302	11,094,404	12,766,250	12,036,074
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding - basic	14,181,659	11,394,761	13,066,607	12,336,431

Weighted average common shares outstanding	13,881,302	11,094,404	12,766,250	12,036,074
Weighted average pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average warrants (equity)	—	638,296	—	687,976
Weighted average warrants (liabilities)	—	443,763	—	478,301
Weighted average options	110,405	394,476	121,528	412,274
Weighted average shares outstanding - diluted	14,292,064	12,871,296	13,188,135	13,914,982

Basic income per common share	$0.12	$1.76	$0.05	$3.14
Diluted income per common share	$0.12	$0.81	$—	$1.98

The following common stock equivalent shares were excluded from the computation of the diluted income per share since their inclusion would have been anti-dilutive:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Stock options	243,958	245,032	243,958	245,032
Restricted stock units	291,739	59,989	291,739	59,989
Shares issuable under the Employee Stock Purchase Plan	27,266	5,611	27,266	5,611
Share equivalents excluded from diluted EPS	562,963	310,632	562,963	310,632

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 8 - Leases for additional information regarding leases.

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

NOTE 13 – PREFERRED STOCK

Our Preferred Stock is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the fair value of warrants issued in conjunction with the issuance of the Preferred Stock.

Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Preferred Stock until a dividend is declared by our Board of Directors. The Board declared a dividend payment on the Preferred Stock of $1.2 million for each of the quarters in the six-month period ended June 30, 2023. There was $1.2 million included in Dividends payable in the accompanying Condensed Consolidated Balance Sheets at June 30, 2023 and was paid on July 3, 2023.
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

Repurchases pursuant to the program were as follows:

	Repurchases in 2023		Cumulative Repurchases as of June 30, 2023
	Shares	Average Price	Shares	Average Price
Stock repurchase program	9,433	$11.56	3,412,000	$14.16

All repurchased shares are included in Treasury stock on the Condensed Consolidated Balance Sheets. As of June 30, 2023 there was $63.4 million remaining available for future repurchases.

Disgorgement of Short-Swing Profit
During the first quarter of 2023, a significant shareholder bought and sold our common stock within a time period that was in violation of the short-swing profit rules and, accordingly, profit from the transactions totaling $0.6 million was paid to us and recorded as Additional paid-in capital on our Condensed Consolidated Balance Sheets.
NOTE 15 - STOCK-BASED COMPENSATION

Stock-based compensation is included in Selling, general and administrative expense on our Condensed Consolidated Statements of Operations and was as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation	$842	$729	$1,639	$1,252

Unrecognized Stock-Based Compensation
At June 30, 2023 the total unrecognized stock-based compensation was $0.4 million which is expected to be recognized over a weighted average period of 1.6 years.

2018 Long-Term Equity Incentive Plan
Our 2018 Long-Term Equity Incentive Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of June 30, 2023, there were 1,684,481 shares of common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2022	1,052,093	$12.34	2.26	$(427)
Granted	94,326	12.38
Cancelled or terminated	(457,611)	12.14
Exercised	(94,061)	7.72
Options outstanding at June 30, 2023	594,747	8.60	2.26	$1,758
Options vested at June 30, 2023	365,002	10.82	2.48	$270
Options vested as of June 30, 2023 and expected to vest after June 30, 2023	594,747

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units(1)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	207,822	$14.98
Granted	291,739	12.2
Vested	(46,752)	16.47
Outstanding at June 30, 2023	452,809	12.62
(1) Includes inducement awards approved by the Compensation Committee of the Company’s Board of Directors.

PIPE Warrants
PIPE warrant activity was as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2022	2,865,068	$11.50
Cancelled or Expired	(208,912)	11.50
Exercised	(2,656,156)	11.50
Warrants outstanding June 30, 2023	—	—

Prefunded Warrants
As of June 30, 2023, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the three and six months ended June 30, 2023.

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

There were no changes to our valuation techniques during the quarter ended June 30, 2023.

Asset Impairment
See Note 7 - Asset Impairment for discussion of an asset impairment charge recorded in the quarter ended March 31, 2023. There were no impairment charges for the quarter ended June 30, 2023.

PIPE Warrants
All of our remaining PIPE warrants were exercised or expired in the first quarter of 2023.

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

The fair value of the PIPE warrant liability was as follows:

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$742	$742	$—	$—
Private Warrants	164	—	—	164
Total	$906	$742	$—	$164

Level 3 Disclosures
Changes in the Level 3 PIPE warrant liability were as follows:

Six months ended June 30, 2023
Balance at December 31, 2022	$164
Measurement adjustment	(164)
Balance at June 30, 2023	$-

Disclosure Regarding Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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

Non-GAAP Financial Measures
This presentation contains non-GAAP financial measures such as adjusted gross profit and adjusted gross margin. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. We present cash flows from operations in the following tables, adjusted to include the change in non-trade floor plan debt to improve the visibility of cash flows related to vehicle financing. As required by SEC rules, we have reconciled these measures to the most directly comparable GAAP measures in the attachments to this release. We believe the non-GAAP financial measures we present improve the transparency of our disclosures; provide a meaningful presentation of our results from core business operations, because they exclude items not related to core business operations and other non-cash items; and improve the period-to-period comparability of our results from core business operations. These presentations should not be considered an alternative to GAAP measures.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023.
Overview
We operate recreational vehicle dealerships and offer a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, and after-market parts and accessories. During the second quarter of 2023 we closed the campground facilities at our Tampa, Florida location.

Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; two near Minneapolis, Minnesota; Knoxville, Nashville and Maryville, Tennessee; Loveland and Denver, Colorado; Elkhart and Burns Harbor, Indiana; Portland, Oregon; Vancouver, Washington; Milwaukee, Wisconsin; Tulsa, Oklahoma, Houston, Texas and Las Vegas, Nevada.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. We have more than 575 service bays, and each location has an RV parts and accessories store. We employ approximately 1,500 people at our twenty dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located in key RV markets. Based on information collected by us from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin, Oklahoma,Texas and Nevada) account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships in these key markets attract customers from all states, except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we leverage customer relationship management tools and analytics to actively engage, market and sell our products and services.

Results of Operations

	Three months ended June 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$182,752	$219,186	$(36,434)		(16.6)%
Pre-owned vehicle retail	90,991	112,430	(21,439)		(19.1)%
Vehicle wholesale	1,716	5,704	(3,988)		(69.9)%
Finance and insurance	17,742	21,382	(3,640)		(17.0)%
Service, body and parts and other	15,179	14,850	329		2.2%
Total revenues	$308,380	$373,552	$(65,172)		(17.4)%

Gross profit
New vehicle retail	$24,608	$44,077	$(19,469)		(44.2)%
Pre-owned vehicle retail	18,566	28,803	(10,237)		(35.5)%
Vehicle wholesale	31	(130)	161		NM
Finance and insurance	16,932	20,539	(3,607)		(17.6)%
Service, body and parts and other	7,662	7,194	468		6.5%
LIFO	(76)	(1,866)	1,790		(95.9)%
Total gross profit	$67,723	$98,617	$(30,894)		(31.3)%

Gross profit margins
New vehicle retail	13.5%	20.1%	(660)	bps
Pre-owned vehicle retail	20.4%	25.6%	(520)	bps
Vehicle wholesale	1.8%	(2.3)%	410	bps
Finance and insurance	95.4%	96.1%	(70)	bps
Service, body and parts and other	50.5%	48.4%	210	bps
Total gross profit margin	22.0%	26.4%	(440)	bps
Total gross profit margin (excluding LIFO)	22.0%	26.9%	(490)	bps

Retail units sold
New vehicle retail	1,979	2,455	(476)		(19.4)%
Pre-owned vehicle retail	1,388	1,597	(209)		(13.1)%
Total retail units sold	3,367	4,052	(685)		(16.9)%

Average selling price per retail unit
New vehicle retail	$92,346	$89,281	$3,065		3.4%
Pre-owned vehicle retail	65,555	70,401	(4,846)		(6.9)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$12,552	$17,954	$(5,402)		(30.1)%
Pre-owned vehicle retail	13,461	18,036	(4,575)		(25.4)%
Finance and insurance	5,029	5,069	(40)		(0.8)%
NM - not Meaningful

	Six months ended June 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$359,499	$436,622	$(77,123)		(17.7)%
Pre-owned vehicle retail	175,766	228,930	(53,164)		(23.2)%
Vehicle wholesale	3,424	12,228	(8,804)		(72.0)%
Finance and insurance	34,623	43,017	(8,394)		(19.5)%
Service, body and parts and other	30,724	28,916	1,808		6.3%
Total revenues	$604,036	$749,713	$(145,677)		(19.4)%

Gross profit
New vehicle retail	$48,024	$88,908	$(40,884)		(46.0)%
Pre-owned vehicle retail	35,813	57,020	(21,207)		(37.2)%
Vehicle wholesale	18	(185)	203		NM
Finance and insurance	33,120	41,477	(8,357)		(20.1)%
Service, body and parts and other	16,026	14,540	1,486		10.2%
LIFO	(1,387)	(4,326)	2,939		(67.9)%
Total gross profit	$131,614	$197,434	$(65,820)		(33.3)%

Gross profit margins
New vehicle retail	13.4%	20.4%	(700)	bps
Pre-owned vehicle retail	20.4%	24.9%	(450)	bps
Vehicle wholesale	0.5%	(1.5)%	200	bps
Finance and insurance	95.7%	96.4%	(70)	bps
Service, body and parts and other	52.2%	50.3%	190	bps
Total gross profit margin	21.8%	26.3%	(450)	bps
Total gross profit margin (excluding LIFO)	22.0%	26.9%	(490)	bps

Retail units sold
New vehicle retail	3,959	4,725	(766)		(16.2)%
Pre-owned vehicle retail	2,692	3,075	(383)		(12.5)%
Total retail units sold	6,651	7,800	(1,149)		(14.7)%

Average selling price per retail unit
New vehicle retail	$90,806	$92,407	$(1,601)		(1.7)%
Pre-owned vehicle retail	65,292	74,449	(9,157)		(12.3)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$12,189	$18,816	$(6,627)		(35.2)%
Pre-owned vehicle retail	13,347	18,543	(5,196)		(28.0)%
Finance and insurance	4,980	5,318	(338)		(6.4)%
NM - not Meaningful

Same Store Results of Operations
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in May 2022 would be included in same store operating data beginning in June 2023, after its first complete comparable month of operations. The second quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods. We believe that this measure provides meaningful information on our performance and operating results. However, readers should know that this financial metric has no standardized meaning and may not be comparable to similar measures presented by other companies.

	Three months ended June 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$171,812	$219,186	$(47,374)		(21.6)%
Pre-owned vehicle retail	86,577	112,430	(25,853)		(23.0)%
Vehicle wholesale	1,646	5,704	(4,058)		(71.1)%
Finance and insurance	16,531	21,382	(4,851)		(22.7)%
Service, body and parts and other	14,340	14,849	(509)		(3.4)%
Total revenues	$290,906	$373,551	$(82,645)		(22.1)%

Gross profit
New vehicle retail	$23,166	$44,077	$(20,911)		(47.4)%
Pre-owned vehicle retail	17,585	28,803	(11,218)		(38.9)%
Vehicle wholesale	36	(130)	166		NM
Finance and insurance	15,767	20,540	(4,773)		(23.2)%
Service, body and parts and other	7,219	7,193	26		0.4%
LIFO	(76)	(1,866)	1,790		(95.9)%
Total gross profit	$63,697	$98,618	$(34,921)		(35.4)%

Gross profit margins
New vehicle retail	13.5%	20.1%	(660)	bps
Pre-owned vehicle retail	20.3%	25.6%	(530)	bps
Vehicle wholesale	2.2%	(2.3)%	450	bps
Finance and insurance	95.4%	96.1%	(70)	bps
Service, body and parts and other	50.3%	48.4%	190	bps
Total gross profit margin	21.9%	26.4%	(450)	bps
Total gross profit margin (excluding LIFO)	21.9%	26.9%	(500)	bps

Retail units sold
New vehicle retail	1,836	2,455	(619)		(25.2)%
Pre-owned vehicle retail	1,305	1,597	(292)		(18.3)%
Total retail units sold	3,141	4,052	(911)		(22.5)%

Average selling price per retail unit
New vehicle retail	$93,580	$89,281	$4,299		4.8%
Pre-owned vehicle retail	66,342	70,401	(4,059)		(5.8)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$12,744	$17,954	$(5,210)		(29.0)%
Pre-owned vehicle retail	13,566	18,036	(4,470)		(24.8)%
Finance and insurance	5,020	5,069	(49)		(1.0)%

NM - not Meaningful

	Six months ended June 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change		% Change
Revenues
New vehicle retail	$339,778	$436,622	$(96,844)		(22.2)%
Pre-owned vehicle retail	168,538	228,930	(60,392)		(26.4)%
Vehicle wholesale	3,354	12,228	(8,874)		(72.6)%
Finance and insurance	32,660	43,017	(10,357)		(24.1)%
Service, body and parts and other	29,289	28,915	374		1.3%
Total revenues	$573,619	$749,712	$(176,093)		(23.5)%

Gross profit
New vehicle retail	$45,502	$88,908	$(43,406)		(48.8)%
Pre-owned vehicle retail	34,257	57,020	(22,763)		(39.9)%
Vehicle wholesale	23	(186)	209		NM
Finance and insurance	31,233	41,478	(10,245)		(24.7)%
Service, body and parts and other	15,251	14,540	711		4.9%
LIFO	(1,387)	(4,326)	2,939		(67.9)%
Total gross profit	$124,879	$197,432	$(72,553)		(36.7)%

Gross profit margins
New vehicle retail	13.4%	20.4%	(700)	bps
Pre-owned vehicle retail	20.3%	24.9%	(460)	bps
Vehicle wholesale	0.7%	(1.5)%	220	bps
Finance and insurance	95.6%	96.4%	(80)	bps
Service, body and parts and other	52.1%	50.3%	180	bps
Total gross profit margin	21.8%	26.3%	(450)	bps
Total gross profit margin (excluding LIFO)	22.0%	26.9%	(490)	bps

Retail units sold
New vehicle retail	3,677	4,725	(1,048)		(22.2)%
Pre-owned vehicle retail	2,553	3,075	(522)		(17.0)%
Total retail units sold	6,230	7,800	(1,570)		(20.1)%

Average selling price per retail unit
New vehicle retail	$92,406	$92,407	$(1)		—%
Pre-owned vehicle retail	66,016	74,449	(8,433)		(11.3)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$12,438	$18,816	$(6,378)		(33.9)%
Pre-owned vehicle retail	13,465	18,543	(5,078)		(27.4)%
Finance and insurance	5,013	5,318	(305)		(5.7)%

NM - not Meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 97.0% of the new vehicles that we sold in the first six months of 2023, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $36.4 million, or 16.6%, in the second quarter of 2023 compared to the same quarter in 2022 due primarily to a 19.4% decrease in units sold, partially offset by a 3.4% increase in average selling price per retail unit. New vehicle revenue decreased $77.1 million, or 17.7%, in the first six months of 2023 compared to the same period of the prior year due primarily to a 16.2% decrease in units sold and a 1.7% decrease in average selling price per retail unit. Decreases in units sold were primarily due to a contracting market after coming off a robust 2022.

New vehicle gross profit decreased $19.5 million, or 44.2%, in the second quarter of 2023 compared to the same quarter in 2022 and $40.9 million, or 46.0%, in the first six months of 2023 compared to the same period in 2022, primarily due to less units sold combined with a 30.1% and 35.2% decrease in gross profit per unit, respectively. As inventories continue to normalize and overall sales have declined, we are discounting as we historically have ahead of the new model year change to generate sales, which has lead to declines in gross profit per unit

On a same store basis, new vehicle revenue decreased $47.4 million, or 21.6%, in the second quarter of 2023 compared to the same quarter in 2022 and $96.8 million, or 22.2%, in the first six months of 2023 compared to the same period in 2022, due primarily to a 25.2% and 22.2% decrease, respectively, in retail units sold. Average selling prices for the three-month period ended June 30, 2023, increased 4.8% and were flat for the six-month period ended June 30, 2023, compared to the same periods of 2022.

On a same store basis, new vehicle gross profit decreased $20.9 million, or 47.4%, in the second quarter of 2023 compared to the same quarter in 2022 and $43.4 million, or 48.8%, in the first six months of 2023 compared to the same period of the prior year, due primarily to less units sold and a decrease in gross profit per unit. In the three and six months ended June 30, 2023, new vehicle same store gross profit per unit was $12,744 and $12,438, respectively, decreases of 29.0% and 33.9% compared to the same periods of 2022,

Although supply chain and inventory continued to normalize in the first six months of 2023, our stores continued discounted pricing on 2022 new vehicle model year inventory to limit the percentage of previous model year inventory. We ended the second quarter of 2023 with approximately 94% of our inventory as current model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are currently a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a used to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional used RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a used to new ratio of 0.7:1 in the second quarter of 2023.

Pre-owned vehicle retail revenue decreased $21.4 million, or 19.1%, in the second quarter of 2023 compared to the same quarter of 2022 and $53.2 million, or 23.2%, in the first six months of 2023 compared to the same period in 2022, due primarily to a 13.1% and 12.5% decrease, respectively, in retail units sold and a 6.9% and 12.3% decrease, respectively, in average selling price per retail unit. The decreases in retail units sold were primarily due to a contracting market after coming off a robust 2022.

Pre-owned vehicle retail gross profit decreased $10.2 million, or 35.5%, in the second quarter of 2023 compared to the same quarter in 2022 and $21.2 million, or 37.2%, in the first six months of 2023 compared to the same period in 2022, due primarily to fewer units sold, combined with lower gross profit per unit. The declines in gross profit per unit were primarily due to supply normalizing after increased demand during 2022 saw inventories depleted, which led to higher margins in 2022.

On a same store basis, pre-owned vehicle retail revenue decreased $25.9 million, or 23.0% in the second quarter of 2023 and $60.4 million, or 26.4%, in the first six months of 2023 compared to the same periods in 2022, due primarily to an 5.8% and 11.3% decrease, respectively, in average selling prices and a 18.3% and 17.0% decrease, respectively, in retail units sold.

Pre-owned vehicle retail gross profits on a same store basis decreased $11.2 million, or 38.9% in the second quarter of 2023 compared to the same quarter in 2022 and $22.8 million, or 39.9%, in the first six months of 2023 compared to the same period in 2022. These decreases were a result of fewer units sold, combined with a decrease in gross profit per unit sold. During the three months ended June 30, 2023, on a same store basis, pre-owned units sold decreased 18.3% and gross profit per unit decreased to $13,566, a 24.8% decreased compared to the same three month period of 2022. During the six months ended June 30, 2023, same store pre-owned units sold decreased 11.3% and gross profit per unit decreased to $13,465, a 27.4% decline over the same period of 2022.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased $3.6 million, or 17.0%, in the second quarter of 2023 compared to the same quarter in 2022 and $8.4 million, or 19.5%, in the first six months of 2023 compared to the same period in 2022, primarily due to decreases in total retail units sold of 16.9% and 14.7%, respectively, and a 0.8% and 6.4% decrease, respectively, in F&I per unit.

On a same store basis, F&I revenue decreased $4.9 million, or 22.7%, in the second quarter of 2023 compared to the same quarter in 2022 and $10.4 million, or 24.1%, in the first six months of 2023 compared to the same period in 2022, primarily due to a 22.5% and 20.1% decrease, respectively, in retail units sold, as well as a 1.0% and 5.7% decrease, respectively, in F&I per unit due to rising interest rates resulting in more cash buyers.

Certain information regarding our F&I operations was as follows:

	Three months ended June 30,
Overall	2023	2022	Change		% Change
F&I per unit	$5,029	$5,069	$(40)		(0.8)%
F&I penetration rate	62.7%	66.1%	(340)	bps

Same store
F&I per unit	$5,020	$5,069	$(49)		(1.0)%
F&I penetration rate	62.7%	66.1%	(340)	bps

	Six months ended June 30,
Overall	2023	2022	Change		% Change
F&I per unit	$4,980	$5,318	$(338)		(6.4)%
F&I penetration rate	62.0%	65.6%	(360)	bps

Same store
F&I per unit	$5,013	$5,318	$(305)		(5.7)%
F&I penetration rate	62.0%	65.6%	(360)	bps

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

Service, body and parts is a strategic area of focus and area of opportunity to grow additional earnings. Our service, body and parts revenue and gross profit increased 2.2% and 6.5%, respectively, during the second quarter of 2023 compared to the same quarter in 2022 and 6.3% and 10.2%, respectively, during the first six months of 2023 compared to the same period of 2022, primarily due to more units in operation and increases in warranty rates.

Our same store service, body and parts revenue decreased 3.4% and gross profit increased 0.4%, respectively, during the second quarter of 2023 compared to the same quarter in 2022. Service, body and parts revenue increased 1.3% and gross profit increased 4.9%, respectively, during the first six months of 2023 compared to the same period in 2022.
Depreciation and Amortization

Depreciation and amortization was as follows:

	Three months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Depreciation and amortization	$4,459	$4,052	$407	10.0%

	Six months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Depreciation and amortization	$8,862	$8,136	$726	8.9%

The increases in Depreciation and amortization in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 were primarily related to the increases in Property and equipment as a result of several acquisitions, the expansion of several dealerships, and the opening of new stores since June 2022.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Three months ended June 30,
($ in thousands)	2023	2022	Change		% Change
SG&A expense	$50,480	$61,605	$(11,125)		(18.1)%
SG&A as percentage of gross profit	74.5%	62.5%	1,200	bps

	Six months ended June 30,
($ in thousands)	2023	2022	Change		% Change
SG&A expense	$104,012	$117,709	$(13,697)		(11.6)%
SG&A as percentage of gross profit	79.0%	59.6%	1,941	bps

The decreases in SG&A in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 were primarily related to decreased marketing expenses, reduced headcount and lower commissions paid due to fewer units sold. Offsetting the decrease in the six-month period was an impairment charge of $0.6 million in the first quarter of 2023 related to the write-off of capitalized software that we determined we would not utilize.

The increases in SG&A as a percentage of gross profit in the three and six-month periods ended June 30, 2023 compared to the same periods in 2022 were primarily related to lower gross profit and the impairment charge mentioned above.

SG&A included stock-based compensation as follows:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation	$842	$729	$1,639	$1,252

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Floor plan interest expense	$5,835	$1,466	$4,369	298.0%

	Six months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Floor plan interest expense	$11,366	$2,442	$8,924	365.4%

The increase 298.0% in floor plan interest expense for the three-month period ended June 30, 2023, includes a 192.2% increase due to increased interest rates, an 88.8% increase related to the increase in same store inventory levels and 17.0% increase due to acquisition volume compared to the same period of 2022. During the six-month period ended June 30, 2023, floor plan interest expense increased 365.4% compared to the same period of 2022 includes a 246.2% increase due to increased interest rates, a 100.9% increase related to the increase in same store inventory levels and an 18.3% increase related to acquisition volume.
Other Interest Expense

	Three months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Other interest expense	$2,083	$1,919	$164	8.6%

	Six months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Other interest expense	$3,783	$3,855	$(72)	(1.9)%

The increase in other interest expense in the three-month period ended June 30, 2023 compared to the same period in 2022 was primarily due to revolver balances outstanding for the quarter. The decrease in other interest expense in the six-month period ended June 30, 2023 compared to the same period in 2022 was primarily due to the pay off of our Mortgage loan facility and our Term loan in February 2023 for $12 million, as well as the purchase of our Nashville and Elkhart dealership properties, that had been previously leased, in December 2022, These properties were previously recorded as finance leases. These decreases were offset slightly by interest expense related to revolver balances outstanding throughout the period.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding PIPE warrants issued in connection with our SPAC merger in March 2018. The fair value of the warrants fluctuated with changes in the value of our common stock. All of the warrants were exercised or expired during the first quarter of 2023 and, accordingly, as of June 30, 2023, no PIPE warrants remained outstanding.

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrant liabilities	$—	$9,652	$856	$11,192
Income Tax Expense
Income tax expense was as follows:

	Three months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Income tax expense	$(1,306)	$(7,383)	$6,077	(82.3)%
Effective tax rate	26.8%	18.8%

	Six months ended June 30,
($ in thousands)	2023	2022	Change	% Change
Income tax expense	(1,163)	$(16,356)	$15,193	(92.9)%
Effective tax rate	26.2%	21.4%

The income tax expense differs from the statutory rate primarily as a result of state income taxes and the excess tax benefits on stock awards vesting and options exercised during the period. The effective tax rate was lower in the three and six-month periods ended June 30, 2022, due to the effect of fair value adjustments related to outstanding warrants. All warrants were either excersised or expired in March 2023 and therefore no longer have a meaningful impact on our effective tax rate.
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

As of June 30, 2023, we had total estimated liquidity of $85.3 million, including cash of $24.2 million, $4.6 million of availability on our M&T Revolving Credit facility and $56.4 million available from undrawn floor plan capacity and our floor plan offset account. Additionally, we hold unfinanced real estate of $72.0 million that we estimate could provide liquidity of approximately $61.2 million.

Cash Flow Summary

	Six months ended June 30,
(In thousands)	2023	2022
Net income	$3,284	$60,128
Non-cash adjustments	10,793	(1,323)
Changes in operating assets and liabilities	(3,372)	(90,550)
Net cash provided by (used in) operating activities	10,705	(31,745)
Net cash used in investing activities	(66,042)	(12,712)
Net cash provided by financing activities	17,823	51,696
Net (decrease) increase in cash	$(37,514)	$7,239

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of June 30, 2023, our new vehicle days’ supply was 180 days which was 70 days lower than our days’ supply as of December 31, 2022. As of June 30, 2023, our days’ supply of pre-owned vehicles was 83 days, which was 5 day higher than our days’ supply at December 31, 2022. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and used vehicle inventory.
Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Six months ended June 30,
(In thousands)	2023	2022	Change
Net cash provided by (used in) operating activities, as reported	$10,705	$(31,745)	$42,450
Net (repayments) borrowings on floor plan notes payable	(44,293)	89,487	(133,780)
Minus borrowings on floor plan notes payable associated with acquired new inventory	(4,271)	—	(4,271)
Plus net increase to floor plan offset account	40,000	—	40,000
Net cash provided by operating activities, as adjusted	$2,141	$57,742	$(55,601)

Investing Activities
We used $19.7 million for the acquisition of a dealership in the first six months of 2023 and $46.3 million for the purchase of property and equipment, primarily related to the construction of our greenfield locations in Arizona, Ohio and Florida, as well as the purchase of real estate in Nevada and Tennessee.

Financing Activities
Significant financing activities included $12.2 million used for the payoff of our term and mortgage loans in February 2023 and the receipt of approximately $30.5 million from the exercise of warrants.

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

We expect to meet our long-term liquidity requirements primarily through current cash on hand and cash generated by operations. We may obtain lease or mortgage financing for land purchased and the additional costs of building out greenfield dealerships on these properties. Additional sources of funds, should we need them, include $4.6 million of availability under our M&T revolving credit.

For short-term and long-term cash requirements, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our operating and growth requirements beyond the next twelve months. We believe that we have access to additional funds, if needed, through the capital markets under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

M&T Credit Facility
On February 21, 2023, we amended our Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to: (i) increase the capacity under the Floor Plan Line of Credit to up to $525.0 million from $327.0 million and increase the capacity under the Revolving Credit Facility to up to $50.0 million from $25.0 million; (ii) remove the Mortgage Loan Facility and Term Loan Facility; (iii) extend the term of the Floor Plan Line of Credit and the Revolving Credit to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the Revolving Credit facility; and (v) remove certain guarantors.

At the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At June 30, 2023, there was $346.1 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.13% and $45.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.36%. We were in compliance with all financial and restrictive covenants at June 30, 2023.

Inflation
We have experienced higher than normal RV retail and wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. We monitor the health of our inventory and focus on discounting prior model year units as needed. While we anticipate the pricing of many 2024 model year units to be lower than 2023 model year units, we cannot accurately anticipate the effect of inflation on our operations from possible continued cost increases, the full impact of the introduction of 2024 model year units into inventory and the related pricing of those units, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

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
Item 3. — Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item 3 is not applicable as we have elected to use the scaled disclosure requirements available to smaller reporting companies with respect to this Item 3.

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

Based on such evaluation, management determined that a material weakness in internal control identified in the quarter ended December 31, 2022 related to ineffective information technology general controls ("ITGCs") in the areas of logical access,change management and security administration over information technology ("IT")systems that support our financial reporting processes had not yet been remediated. These control deficiencies were a result of lack of documentation to evidence that (a) access provisioned match the access requested and; (b) user access reviews were performed with complete and accurate data. In addition, evidence was not retained to support that changes to internally developed applications were approved prior to deployment to production. We were also unable to determine who has access to some server and database accounts impacting the same portal applications.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at June 30, 2023, our internal control over financial reporting was not effective. However, additional manual business process controls were executed to address the risk of material misstatement heightened by the ineffective ITGCs.

Following identification of the material weakness and prior to filing this Quarterly Report on Form10-Q, we completed substantive procedures for the quarter ended June 30, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows as of,and for, the periods presented in this Form10-Q.

Management will continue to design and implement controls to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include but are not limited to: (a) improving the processes and documentation around provisioning, deprovisioning, and reviews of access; and (b) modifying controls to include reviews of implemented application changes against supporting documents. The additional manual business process controls will continue to be performed while we remediate the ITGCs

Material Weakness Remediation Plan and Status
We have begun implementing a remediation plan to address the material weakness identified in the prior year, and our management, with the participation of the Board of Directors and its Audit Committee continues to be actively engaged in the remediation activities. These remediation efforts are ongoing and include the following:

a.We have hired a new Chief Financial Officer and Chief Technology Officer, we have also hired and plan to hire additional accounting and IT personnel to bolster our accounting and IT capabilities and capacity to establish and maintain our internal controls.
b.We continue to design and implement IT general controls, including controls over the review and updating of user access rights and privileges and implementing more robust IT policies and procedures over change management.

We believe we are making progress toward achieving effectiveness in our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the audit committee of our board of directors. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts including evaluation of their ongoing effectiveness for a sufficient period of time. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously. We expect the material weakness to be remediated by the end of 2023.

Management excluded the operations of the dealership acquired in February 2023 from the assessment of internal control over financial reporting as of June 30, 2023. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2023. Collectively, these operations accounted for approximately 4.2% of our total revenues for the quarter ended June 30, 2023.

Changes in Internal Control over Financial Reporting
We are taking action to remediate the material weakness relating to our internal control over financial reporting. Except as otherwise described above, there were no changes in our internal control over financial reporting identified in connection with the Evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. — Exhibits

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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

Lazydays Holdings, Inc.

Dated July 28, 2023	/s/ Kelly A. Porter
Kelly A. Porter
Chief Financial Officer
Principal Financial and Accounting Officer