Form 10-Q
period 2023-09-30
Lazydays Holdings, Inc.
filed 2023-11-03
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

There were 14,028,037 shares of common stock, par value $0.0001, issued and outstanding as of November 2, 2023.

Lazydays Holdings, Inc.
Form 10-Q for the Quarterly Period Ended September 30, 2023

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands) (Unaudited)

	As of September 30, 2023	As of December 31, 2022
ASSETS
Current assets
Cash	$32,922	$61,687
Receivables, net of allowance for doubtful accounts of $476 and $476	21,823	25,053
Inventories	385,329	378,881
Income tax receivable	8,533	7,912
Prepaid expenses and other	3,888	3,316
Total current assets	452,495	476,849
Property and equipment, net of accumulated depreciation of $43,148 and $35,275	247,752	158,991
Operating lease right-of-use assets	27,813	26,984
Goodwill	108,385	83,460
Intangible assets, net	76,166	81,665
Other assets	2,932	2,769
Total assets	$915,543	$830,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$16,357	$10,843
Accrued expenses and other current liabilities	29,580	27,875
Dividends payable	1,210	1,210
Income tax payable	5	—
Floor plan notes payable, net of debt discount	334,218	348,735
Financing liability, current portion	2,379	2,281
Long-term debt, current portion	1,106	3,607
Operating lease liability, current portion	5,455	5,074
Total current liabilities	390,310	399,625
Long-term liabilities
Financing liability, non-current portion, net of debt discount	92,073	89,770
Revolving line of credit	45,000	—
Long term debt, non-current portion, net of debt discount	28,513	10,131
Operating lease liability, non-current portion	23,404	22,755
Deferred income tax liability	15,420	15,536
Warrant liabilities	—	906
Total liabilities	594,720	538,723
Commitments and contingencies
Series A convertible preferred stock; 600,000 shares, designated, issued, and outstanding and liquidation preference of $60,000	54,983	54,983
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,440,259 and 14,515,253 shares issued and 14,028,037 and 11,112,464 shares outstanding	—	—
Additional paid-in capital	162,067	130,828
Treasury stock, at cost, 3,412,222 and 3,402,789 shares	(57,128)	(57,019)
Retained earnings	160,901	163,203
Total stockholders’ equity	265,840	237,012
Total liabilities and stockholders’ equity	$915,543	$830,718
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands except for share and per share data)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenue
New vehicle retail	$172,898	$203,456	$532,397	$640,078
Pre-owned vehicle retail	75,059	90,725	250,825	319,655
Vehicle wholesale	2,056	6,622	5,480	18,850
Finance and insurance	16,462	18,574	51,085	61,591
Service, body and parts and other	14,207	14,381	44,931	43,297
Total revenue	280,682	333,758	884,718	1,083,471

Cost applicable to revenues
New vehicle retail	154,181	169,445	465,656	517,160
Pre-owned vehicle retail	59,693	70,469	199,646	242,379
Vehicle wholesale	2,026	6,813	5,432	19,226
Finance and insurance	569	676	2,072	2,216
Service, body and parts and other	7,109	6,887	21,807	21,263
LIFO	2,663	3,904	4,049	8,230
Total cost applicable to revenue	226,241	258,194	698,662	810,474
Gross profit	54,441	75,564	186,056	272,997

Depreciation and amortization	4,602	4,202	13,464	12,338
Selling, general, and administrative expenses	48,250	55,541	152,262	173,249
Income from operations	1,589	15,821	20,330	87,410
Other income (expense)
Floor plan interest expense	(6,258)	(2,621)	(17,624)	(5,063)
Other interest expense	(2,701)	(1,982)	(6,484)	(5,837)
Change in fair value of warrant liabilities	—	(521)	856	10,671
Gain (loss) on sale of property and equipment	(21)	—	(21)	—
Total other (expense) income, net	(8,980)	(5,124)	(23,273)	(229)
Income (loss) before income tax expense	(7,391)	10,697	(2,943)	87,181
Income tax benefit (expense)	1,805	(3,032)	642	(19,388)
Net income (loss)	(5,586)	7,665	(2,301)	67,793
Dividends on Series A convertible preferred stock	(1,210)	(1,210)	(3,590)	(3,590)
Net income (loss) and comprehensive income attributable to common stock and participating securities	$(6,796)	$6,455	$(5,891)	$64,203

EPS:
Basic	$(0.48)	$0.38	$(0.44)	$3.57
Diluted	$(0.48)	$0.35	$(0.49)	$2.39
Weighted average shares outstanding:
Basic	14,263,367	11,132,317	13,470,219	11,930,649
Diluted	14,263,367	11,883,985	13,470,219	13,351,591
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2022	14,515,253	$—	3,402,789	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Conversion of warrant, options and restricted stock units	2,739,975	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance at March 31, 2023	17,255,228	—	3,412,222	(57,128)	162,301	162,927	268,100
Stock-based compensation	—	—	—	—	842	—	842
Repurchase of treasury stock	—	—			—	—	—
Conversion of warrant, options and restricted stock units	45,989	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	27,266	—	—	—	265	—	265
Dividends on Series A preferred stock	—	—	—	—	(1,197)	—	(1,197)
Net income	—	—	—	—	—	3,560	3,560
Balance at June 30, 2023	17,328,483	$—	3,412,222	$(57,128)	$162,211	$166,487	$271,570
Stock-based compensation	—	—	—	—	428	—	428
Repurchase of treasury stock	—	—			—	—	—
Conversion of warrant, options and restricted stock units	111,776	—	—	—	638	—	638
Shares issued pursuant to the Employee Stock Purchase Plan					—		—
Dividends on Series A preferred stock	—	—	—	—	(1,210)	—	(1,210)
Net income (loss)	—	—	—	—	—	(5,586)	(5,586)
Balance at September 30, 2023	17,440,259	—	3,412,222	$(57,128)	$162,067	$160,901	$265,840
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(In thousands except for share data)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stock-holders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	13,694,417	—	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	—	—	—	—	523	—	523
Purchase of treasury stock	—	—	1,086,797	(19,175)	—	—	(19,175)
Exercise of warrants and options	148,765	—	—	—	1,867	—	1,867
Dividends on Series A preferred stock	—	—	—	—	(1,184)	—	(1,184)
Net income	—	—	—	—	—	28,284	28,284
Balance at March 31, 2022	13,843,182	—	1,794,109	$(31,690)	$123,037	$125,094	$216,441
Stock-based compensation	—	—	—	—	729	—	729
Purchase of treasury stock	—	—	1,166,609	(18,991)	—	—	(18,991)
Exercise of warrants and options	31,750	—	—	—	354	—	354
Shares issued pursuant to the Employee Stock Purchase Plan	39,860	—	—	—	602	—	602
Dividends on Series A preferred stock	—	—	—	—	(1,197)	—	(1,197)
Net income	—	—	—	—	—	31,844	31,844
Balance at June 30, 2022	13,914,792	—	2,960,718	$(50,681)	$123,525	$156,938	$229,782
Stock-based compensation	—	—	—	—	831	—	831
Purchase of treasury stock	—	—	337,171	(5,053)	—	—	(5,053)
Exercise of warrants and options	10,000	—	—	—	111	—	111
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	(1,210)	—	(1,210)
Net income	—	—	—	—	—	7,665	7,665
Balance at September 30, 2022	13,924,792	—	3,297,889	$(55,734)	$123,257	$164,603	$232,126
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Cash Flows From Operating Activities
Net income (loss)	$(2,301)	$67,793
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	2,067	2,083
Bad debt expense	9	76
Depreciation of property and equipment	7,992	6,893
Amortization of intangible assets	5,501	5,445
Amortization of debt discount	327	248
Non-cash lease expense	201	131
Loss (gain) on sale of property and equipment	21	(18)
Deferred income taxes	(116)	—
Change in fair value of warrant liabilities	(856)	(10,671)
Impairment charges	629	—
Changes in operating assets and liabilities (net of acquisitions):
Receivables	3,221	5,884
Inventories	18,427	(68,046)
Prepaid expenses and other	(1,196)	(1,027)
Income tax receivable/payable	(621)	(4,584)
Other assets	(169)	(591)
Accounts payable	5,511	(5,590)
Accrued expenses and other current liabilities	1,787	(5,534)
Total Adjustments	42,735	(75,301)
Net Cash Provided By (Used In) Operating Activities	40,434	(7,508)
Cash Flows From Investing Activities
Cash paid for acquisitions	(72,064)	(14,694)
Proceeds from sales of property and equipment	—	19
Purchases of property and equipment	(74,432)	(23,508)
Net Cash Used In Investing Activities	(146,496)	(38,183)
Cash Flows From Financing Activities
Net (repayments) borrowings under M&T bank floor plan	(13,967)	89,835
Borrowings under revolving line of credit	45,000	—
Principal payments on long-term debt and finance liabilities	(14,662)	(3,608)
Proceeds from issuance of long-term debt and finance liabilities	33,085	6,745
Payment of dividends on Series A preferred stock	(3,590)	(3,604)
Repurchase of Treasury Stock	(109)	(43,219)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	425	602
Proceeds from exercise of warrants	30,543	513
Proceeds from exercise of stock options	1,019	1,819
Disgorgement of short-swing profits	622	—
Tax benefit related to stock-based awards	—	67
Repayments of acquisition notes payable	—	(805)
Loan issuance costs	(1,069)	—
Net Cash Provided By Financing Activities	77,297	48,345
Net (Decrease) Increase In Cash	(28,765)	2,654
Cash - Beginning	61,687	98,120
Cash - Ending	$32,922	$100,774
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)
(Unaudited)

	Nine months ended September 30,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$7,402	$10,481
Cash paid during the period for income taxes net of refunds received	221	23,920

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share, per share and unit amounts)
(Unaudited)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc., operates recreational vehicle (“RV”) dealerships in twenty-one locations, including two in the state of Florida, three in the state of Colorado, two in the state of Arizona, three in the state of Tennessee, two in the state of Minnesota, one in the state of Indiana, one in the state of Oregon, one in the state of Washington, one in the state of Wisconsin, one in the state of Oklahoma, one in the state of Nevada, one in Ohio, one in Texas and one in the state of Iowa. When used in these notes, unless otherwise indicated or the context suggests otherwise, references to “the Company”, “our Company”, “Lazydays RV Center, Inc.”, “Lazydays RV”, “we”, “us”, or “our” refer to Lazydays Holdings, Inc. and its wholly-owned subsidiaries.

Lazydays RV sells and services new and pre-owned recreational vehicles and sells related parts and accessories. We also arrange financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. We also offer our customers ancillary services such as overnight campground and restaurant facilities.

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Unaudited Condensed Consolidated Financial Statements contain unaudited information as of September 30, 2023, and for the three and nine months ended September 30, 2023 and 2022. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America (“U.S.”) for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2022 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2022 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazydays RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2023 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income.

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

Adopted
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The adoption of ASU 2021-08 on January 1, 2023 did not have any effect on our Unaudited Condensed Consolidated Financial Statements.

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

NOTE 4 – BUSINESS COMBINATIONS

During the nine months ended September 30, 2023, we completed the following acquisitions (the “2023 Acquisitions”):

•February 15, 2023 - Findlay RV (“Findlay”) in Las Vegas, Nevada (the “Findlay Acquisition”)
•July 24, 2023 - Buddy Gregg RVs & Motor Homes in Knoxville, Tennessee (the “Buddy Gregg Acquisition”)
•August 7, 2023 - Century RV in Longmont, Colorado (the “Century Acquisition”)

Revenue and income from operations contributed by the 2023 Acquisitions subsequent to the date of acquisition were as follows:

(In thousands)	Three months ended September 30, 2023	Nine months ended September 30, 2023
Revenue	$10,164	$17,912
Income from operations	30	330

The following tables summarize the consideration paid and the preliminary purchase price allocation for identified assets acquired and liabilities assumed as of the acquisition dates:

(In thousands)	Total
Total Consideration	72,064

(In thousands)	Total
Inventories	25,065
Prepaid expenses and other	5
Property and equipment	22,341
Goodwill	24,734
Other assets	1
Total assets acquired	72,146

Accounts payable	2
Accrued expenses and other current liabilities	80
Total liabilities assumed	82
Net assets acquired	$72,064

We accounted for the 2023 Acquisitions as a business combination, which requires us to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The preliminary fair values of the assets acquired and liabilities assumed, which are presented in the table above, and the related preliminary acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The primary items that generated the goodwill are the value of the synergies between us and the acquired businesses and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. We expect substantially all of the goodwill related to the 2023 Acquisitions completed in 2023 to be deductible for federal income tax purposes.

See Note 6 - Goodwill and Intangible Assets for additional information regarding Goodwill.

The following unaudited pro forma financial information presents consolidated information as though the acquisitions of Dave's Claremore RV, Inc., Findlay, Buddy Gregg, and Century had been consummated on January 1, 2022:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Revenue	$280,563	$353,578	$893,916	$1,132,833
Income before income taxes	$(7,108)	$11,978	$(2,542)	$89,669
Net (loss) income	$(6,298)	$8,677	$(2,937)	$69,758

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

Inventories consisted of the following:

(In thousands)	As of September 30, 2023	As of December 31, 2022
New recreational vehicles	$314,296	$342,415
Pre-owned recreational vehicles	87,348	50,457
Parts, accessories and other	8,558	6,831
	410,202	399,703
Less: excess of current cost over LIFO	(24,873)	(20,822)
Total	$385,329	$378,881

NOTE 6 - GOODWILL AND INTANGIBLE ASSETS

Goodwill
We perform an annual review for the potential impairment of the carrying value of goodwill in the third quarter as of September 30th, or more frequently if events or circumstances indicate a possible impairment. For purposes of evaluating goodwill for impairment, we have one reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount.

Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. We may also choose to perform this quantitative impairment analysis instead of the qualitative analysis. The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

We performed a quantitative assessment as of September 30th that supported a conclusion that the fair value exceeded our carrying value. We calculate the estimated fair value of the reporting unit using a weighting of the income approach. For the income approach, we use internally developed discounted cash flow models that include the following assumptions, among others: projections of revenues, expenses, and related cash flows based on assumed long-term growth rates and demand trends; expected future investments to grow new units; and estimated discount rates. We base these assumptions on our historical data and experience, third party appraisals, industry projections, micro and macro general economic condition projections, and our expectations.

During the third quarter of 2023, we conducted our annual goodwill impairment test and did not record any impairment charges. The estimated fair value of our reporting unit exceeded the carrying amount at the date of their most recent estimated fair value determination.

We are changing our annual assessment date to October 1 beginning in 2023, and therefore, will be performing another annual assessment in the fourth quarter.

The changes in the carrying amount of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$80,318
Additions through acquisitions	4,692
Measurement period adjustments related to prior acquisitions	(1,550)
Balance as of December 31, 2022	83,460
Additions through acquisitions	24,743
Measurement period adjustments related to prior acquisitions	182
Balance as of September 30, 2023	$108,385

Intangible Assets
Detail of Intangible assets was as follows:

	September 30, 2023			December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$65,400	$25,136	$40,264	$65,400	$20,346	$45,054
Customer relationships	10,395	4,668	5,727	10,395	3,993	6,402
Non-compete agreements	230	155	75	230	121	109
	76,025	29,959	46,066	76,025	24,460	51,565

Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
	$106,125	$29,959	$76,166	$106,125	$24,460	$81,665

Amortization expense related to Intangible assets was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Amortization expense	$1,834	$1,830	$5,501	$5,445

Future amortization of amortizable intangible assets is as follows:

(In thousands)
Remainder of 2023	$1,833
2024	7,332
2025	7,264
2026	6,585
2027	6,274
Thereafter	16,778
Total	$46,066

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
NOTE 8 – LEASES

We lease property, equipment and billboards throughout the U.S. primarily under operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease right-of-use assets. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Unaudited Condensed Consolidated Balance Sheets.

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

There were no new significant lease additions or terminations during the three and nine months ended September 30, 2023.
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

At September 30, 2023, there was $319.4 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.48% and $45.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.84%. We were in compliance with all financial and restrictive covenants at September 30, 2023.

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

Long-Term Debt
On July 18, 2023, we entered into a Term Loan Agreement which is secured by certain real estate assets at our Murfreesboro location (“Murfreesboro Mortgage”). The proceeds received under this loan were $16.0 million and the loan bears interest at a fixed rate of 7.10% per annum. This term of the loan ends on July 18, 2033 and monthly principal payments are required at various amounts.

On July 24, 2023, we entered into a Term Loan Agreement which is secured by certain real estate assets at our Knoxville location (“Knoxville Mortgage”) purchased as part of the Buddy Gregg acquisition. The proceeds received under this loan were $13.3 million and the loan bears interest at a fixed rate of 6.85%. This term of the loan ends on July 24, 2033 and monthly principal payments are required at various amounts.

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

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service. Revenue from the sale of parts, accessories, and related service is recognized in Service, body and parts and other revenue in the Unaudited Condensed Consolidated Statements of Operations.

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

We have an accrual for charge-backs which totaled $8.4 million and $8.2 million at September 30, 2023 and December 31, 2022, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Revenue by State
Revenues by state that generated 10% or more of revenues were as follows (unaudited):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Florida	33%	35%	41%	43%
Tennessee	17%	16%	15%	15%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic and weather conditions.

Vendor Concentrations
Vendors representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Thor Industries, Inc.	38.4%	50.5%	38.4%	47.9%
Winnebago Industries, Inc.	36.8%	28.0%	34.6%	30.9%
Forest River, Inc.	20.3%	19.1%	22.9%	17.9%

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

The following table summarizes net income (loss) attributable to common stockholders used in the calculation of basic and diluted income per common share:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
(Dollars in thousands - except share and per share amounts)
Distributed earnings allocated to common stock	$—	$—	$—	$—
Net income (loss) attributable to common stock and participating securities used to calculate basic (loss) earnings per share	(5,586)	4,184	(2,301)	42,619
Net earnings allocated to Series A convertible preferred stock	(1,210)	2,271	(3,590)	21,584
Net earnings allocated to common stock and participating securities	$(6,796)	$6,455	$(5,891)	$64,203

Weighted average shares outstanding	13,963,010	10,831,960	13,169,862	11,630,292
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding - basic	14,263,367	11,132,317	13,470,219	11,930,649

Weighted average common shares outstanding	13,963,010	10,831,960	13,169,862	11,630,292
Weighted average pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average warrants (equity)	—	434,727	—	611,612
Weighted average warrants (liabilities)	—	—	—	425,210
Weighted average options	—	316,941	—	384,120
Weighted average shares outstanding - diluted	14,263,367	11,883,985	13,470,219	13,351,591

Basic income (loss) per common share	$(0.48)	$0.38	$(0.44)	$3.57
Diluted income (loss) per common share	$(0.48)	$0.35	$(0.49)	$2.39

The following common stock equivalent shares were excluded from the computation of the diluted income (loss) per share since their inclusion would have been anti-dilutive:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Warrants (liabilities)	—	302,235	—	—
Stock options	193,651	245,032	193,651	245,032
Restricted stock units	415,489	88,605	415,489	45,361
Shares issuable under the Employee Stock Purchase Plan	27,266	25,418	27,266	25,418
Share equivalents excluded from diluted EPS	636,406	661,290	636,406	315,811

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

Unpaid preferred dividends are accumulated, compounded at each quarterly dividend date and presented within the carrying value of the Preferred Stock until a dividend is declared by our Board of Directors. The Board declared a dividend payments on the Preferred Stock of approximately $1.2 million for each of the quarters in the nine-month period ended September 30, 2023. There was $1.2 million included in Dividends payable in the accompanying Unaudited Condensed Consolidated Balance Sheets at September 30, 2023 and was paid on October 2, 2023.
NOTE 14 - STOCK-BASED COMPENSATION

Stock-based compensation is included in Selling, general and administrative expense on our Unaudited Condensed Consolidated Statements of Operations and was as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation	$428	$831	$2,067	$2,083

Unrecognized Stock-Based Compensation
At September 30, 2023 the total unrecognized stock-based compensation was $0.1 thousand which is expected to be recognized over a weighted average period of 1.7 years.

2018 Long-Term Equity Incentive Plan
Our 2018 Long-Term Equity Incentive Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of September 30, 2023, there were 1,607,915 shares of common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2022	1,052,093	$12.34	2.26	$(427)
Granted	94,326	12.38
Cancelled or terminated	(507,918)	14.38
Exercised	(169,061)	8.07
Options outstanding at September 30, 2023	469,440	11.38	1.84	$(1,776)
Options vested at September 30, 2023	395,086	11.05	1.39	$(1,364)
Options vested as of September 30, 2023 and expected to vest after September 30, 2023	469,440

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units(1)	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2022	207,822	$14.98
Granted	322,113	12.44
Vested	(81,855)	16.43
Forfeited	(67,694)	12.27
Outstanding at September 30, 2023	380,386	12.99
(1) Includes inducement awards approved by the Compensation Committee of the Company’s Board of Directors.

PIPE Warrants
PIPE warrant activity was as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2022	2,865,068	$11.50
Cancelled or Expired	(208,912)	11.50
Exercised	(2,656,156)	11.50
Warrants outstanding September 30, 2023	—	—

Prefunded Warrants
As of September 30, 2023, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the three and nine months ended September 30, 2023.

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

The floor plan notes payable under the Floor Plan Line of Credit and Revolving Credit Facility amounts reported in the accompanying Unaudited Condensed Consolidated Balance Sheets approximate the fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

There were no changes to our valuation techniques during the quarter ended September 30, 2023.

See Note 9 - Debt for additional information regarding the mortgages.

Asset Impairment
See Note 7 - Asset Impairment for discussion of an asset impairment charge recorded in the quarter ended March 31, 2023. There were no impairment charges for the quarter ended September 30, 2023.

PIPE Warrants
All of our remaining PIPE warrants were exercised or expired in the first quarter of 2023.

Our PIPE warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded on our Unaudited Condensed Consolidated Statements of Operations.

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

The fair value of the PIPE warrant liability was as follows:

	December 31, 2022
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3

PIPE Warrants	$742	$742	$—	$—
Private Warrants	164	—	—	164
Total	$906	$742	$—	$164

Level 3 Disclosures
Changes in the Level 3 PIPE warrant liability were as follows:

(In thousands)	Nine months ended September 30, 2023
Balance at December 31, 2022	$164
Measurement adjustment	(164)
Balance at September 30, 2023	$-

Disclosure Regarding Forward Looking Statements
Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;
•Changes in U.S. or global economic and political conditions or outbreaks of war;
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
•Additional funds may not be available to us when we need or want them;
•Dilution related to our outstanding warrants, options and rights; and,
•Our business strategies for customer retention, growth, market position, financial results and risk management.

Non-GAAP Financial Measures
This quarterly report on Form 10-Q contains non-GAAP financial measures such as adjusted net cash provided by operating activities. Adjusted net cash provided by operating activities is defined as GAAP net cash provided by operating activities adjusted for net (repayments) borrowings on floor plan notes payable, borrowings on floor plan notes payable associated with acquisitions and the net change to floor plan offset account. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. As required by SEC rules, we have reconciled these measures to the most directly comparable GAAP measures this quarterly report on Form 10-Q. We believe the non-GAAP financial measures we present improve the transparency of our disclosures; provide a meaningful presentation of our results from core business operations, because they exclude items not related to core business operations and other non-cash items; and improve the period-to-period comparability of our results from core business operations. These presentations should not be considered an alternative to GAAP measures.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2023.
Overview
We operate recreational vehicle dealerships and offer a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, and after-market parts and accessories. During the second quarter of 2023 we closed the campground facilities at our Tampa, Florida location. In the third quarter of 2023, we closed our dealership locations at the Maryville and Burns Harbor locations.

Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. We also have dealerships located at The Villages, Florida; Tucson and Phoenix, Arizona; two near Minneapolis, Minnesota; Knoxville, and Nashville, Tennessee; Loveland and Denver, Colorado; Elkhart, Indiana; Portland, Oregon; Vancouver, Washington; Milwaukee, Wisconsin; Tulsa, Oklahoma, Houston, Texas and Las Vegas, Nevada.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,000 new and pre-owned RVs. We have more than 575 service bays, and each location has an RV parts and accessories store. We employ approximately 1,500 people at our twenty dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located in key RV markets. Based on information collected by us from reports prepared by Statistical Surveys, these RV markets (Florida, Colorado, Arizona, Minnesota, Tennessee, Indiana, Oregon, Washington, Wisconsin, Oklahoma, Texas and Nevada) account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships in these key markets attract customers from all states, except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we leverage customer relationship management tools and analytics to actively engage, market and sell our products and services.

Results of Operations

	Three months ended September 30,				Nine months ended September 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues
New vehicle retail	$172,898	$203,456	$(30,558)	(15.0)%	$532,397	$640,078	$(107,681)	(16.8)%
Pre-owned vehicle retail	75,059	90,725	(15,666)	(17.3)%	250,825	319,655	(68,830)	(21.5)%
Vehicle wholesale	2,056	6,622	(4,566)	(69.0)%	5,480	18,850	(13,370)	(70.9)%
Finance and insurance	16,462	18,574	(2,112)	(11.4)%	51,085	61,591	(10,506)	(17.1)%
Service, body and parts and other	14,207	14,381	(174)	(1.2)%	44,931	43,297	1,634	3.8%
Total revenues	$280,682	$333,758	$(53,076)	(15.9)%	$884,718	$1,083,471	$(198,753)	(18.3)%

Gross profit
New vehicle retail	$18,717	$34,011	$(15,294)	(45.0)%	$66,741	$122,918	$(56,177)	(45.7)%
Pre-owned vehicle retail	15,366	20,256	(4,890)	(24.1)%	51,179	77,276	(26,097)	(33.8)%
Vehicle wholesale	30	(191)	221	NM	48	(376)	424	NM
Finance and insurance	15,893	17,898	(2,005)	(11.2)%	49,013	59,375	(10,362)	(17.5)%
Service, body and parts and other	7,098	7,494	(396)	(5.3)%	23,124	22,034	1,090	4.9%
LIFO	(2,663)	(3,904)	1,241	(31.8)%	(4,049)	(8,230)	4,181	(50.8)%
Total gross profit	$54,441	$75,564	$(21,123)	(28.0)%	$186,056	$272,997	$(86,940)	(31.8)%

Gross profit margins
New vehicle retail	10.8%	16.7%	(590)	bps	12.5%	19.2%	(670)	bps
Pre-owned vehicle retail	20.5%	22.3%	(180)	bps	20.4%	24.2%	(380)	bps
Vehicle wholesale	1.5%	(2.9)%	440	bps	0.9%	(2.0)%	290	bps
Finance and insurance	96.5%	96.4%	10	bps	95.9%	96.4%	(50)	bps
Service, body and parts and other	50.0%	52.1%	(210)	bps	51.5%	50.9%	60	bps
Total gross profit margin	19.4%	22.6%	(320)	bps	21.0%	25.2%	(420)	bps
Total gross profit margin (excluding LIFO)	20.3%	23.8%	(350)	bps	21.5%	26.0%	(450)	bps

Retail units sold
New vehicle retail	2,046	2,377	(331)	(13.9)%	6,005	7,102	(1,097)	(15.4)%
Pre-owned vehicle retail	1,162	1,335	(173)	(13.0)%	3,854	4,410	(556)	(12.6)%
Total retail units sold	3,208	3,712	(504)	(13.6)%	9,859	11,512	(1,653)	(14.4)%

Average selling price per retail unit
New vehicle retail	$84,505	$85,594	$(1,089)	(1.3)%	$88,659	$90,126	$(1,467)	(1.6)%
Pre-owned vehicle retail	64,595	67,959	(3,364)	(5.0)%	65,082	72,484	(7,402)	(10.2)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$9,148	$14,308	$(5,160)	(36.1)%	$11,114	$17,307	$(6,193)	(35.8)%
Pre-owned vehicle retail	13,224	15,174	(1,950)	(12.9)%	13,279	17,523	(4,244)	(24.2)%
Finance and insurance	4,954	4,822	132	2.7%	4,972	5,158	(186)	(3.6)%
NM - not Meaningful

Same Store Results of Operations
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in August 2022 would be included in same store operating data beginning in September 2023, after its first complete comparable month of operations. The third quarter operating results for the same store comparisons would include results for that store in only the month of September for both comparable periods. We believe that this measure provides meaningful information on our performance and operating results. However, readers should know that this financial metric has no standardized meaning and may not be comparable to similar measures presented by other companies.

	Three months ended September 30,				Nine months ended September 30,
(In thousands, except vehicle and per vehicle data)	2023	2022	Change	% Change	2023	2022	Change	% Change
Revenues
New vehicle retail	$150,103	$187,323	$(37,220)	(19.9)%	$472,339	$601,706	$(129,367)	(21.5)%
Pre-owned vehicle retail	66,507	85,931	(19,424)	(22.6)%	227,935	305,378	(77,443)	(25.4)%
Vehicle wholesale	2,054	6,615	(4,561)	(68.9)%	5,233	18,790	(13,557)	(72.2)%
Finance and insurance	13,915	17,331	(3,416)	(19.7)%	45,257	58,589	(13,332)	(22.8)%
Service, body and parts and other	12,565	13,782	(1,217)	(8.8)%	40,284	41,701	(1,417)	(3.4)%
Total revenues	$245,144	$310,982	$(65,838)	(21.2)%	$791,048	$1,026,164	$(235,116)	(22.9)%

Gross profit
New vehicle retail	$15,690	$31,253	$(15,563)	(49.8)%	58,899	115,661	(56,762)	(49.1)%
Pre-owned vehicle retail	13,279	19,086	(5,807)	(30.4)%	46,109	73,684	(27,575)	(37.4)%
Vehicle wholesale	31	(191)	222	NM	51	(373)	424	NM
Finance and insurance	13,437	16,702	(3,265)	(19.5)%	43,400	56,462	(13,062)	(23.1)%
Service, body and parts and other	6,537	7,023	(486)	(6.9)%	20,651	21,050	(399)	(1.9)%
LIFO	(2,663)	(3,903)	1,240	(31.8)%	(4,049)	(8,230)	4,181	(50.8)%
Total gross profit	$46,311	$69,970	$(23,659)	(33.8)%	$165,061	$258,254	$(93,193)	(36.1)%

Gross profit margins
New vehicle retail	10.5%	16.7%	(620)	bps	12.5%	19.2%	(670)	bps
Pre-owned vehicle retail	20.0%	22.2%	(220)	bps	20.2%	24.1%	(390)	bps
Vehicle wholesale	1.5%	(2.9)%	440	bps	1.0%	(2.0)%	300	bps
Finance and insurance	96.6%	96.4%	20	bps	95.9%	96.4%	(50)	bps
Service, body and parts and other	52.0%	51.0%	100	bps	51.3%	50.5%	80	bps
Total gross profit margin	18.9%	22.5%	(360)	bps	20.9%	25.2%	(430)	bps
Total gross profit margin (excluding LIFO)	20.0%	23.8%	(380)	bps	21.4%	26.0%	(460)	bps

Retail units sold
New vehicle retail	1,683	2,121	(438)	(20.7)%	5,109	6,471	(1,362)	(21.0)%
Pre-owned vehicle retail	1,011	1,227	(216)	(17.6)%	3,404	4,098	(694)	(16.9)%
Total retail units sold	2,694	3,348	(654)	(19.5)%	8,513	10,569	(2,056)	(19.5)%

Average selling price per retail unit
New vehicle retail	$89,188	$88,318	$870	1.0%	$92,452	$92,985	$(533)	(0.6)%
Pre-owned vehicle retail	65,783	70,033	(4,250)	(6.1)%	$66,961	74,519	$(7,558)	(10.1)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$9,323	$14,735	$(5,412)	(36.7)%	$11,528	$17,874	$(6,346)	(35.5)%
Pre-owned vehicle retail	13,135	15,555	(2,420)	(15.6)%	$13,546	17,981	$(4,435)	(24.7)%
Finance and insurance	4,988	4,989	(1)	—%	$5,098	5,342	$(244)	(4.6)%

NM - not Meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 95.5% of the new vehicles that we sold during the nine months ended September 30, 2023, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $30.6 million, or 15.0%, in the third quarter of 2023 compared to the same quarter in 2022 due primarily to a 13.9% decrease in units sold and a decrease of 1.3% in the average selling price per retail unit. New vehicle revenue decreased $107.7 million, or 16.8%, in the first nine months of 2023 compared to the same period of the prior year due primarily to a 15.4% decrease in units sold and a decrease of 1.6% in the average selling price per retail unit. Decreases in units sold were primarily due to a contracting market coming off of a robust 2022.

New vehicle gross profit decreased $15.3 million, or 45.0%, in the third quarter of 2023 compared to the same quarter in 2022 and $56.2 million, or 45.7%, in the first nine months of 2023 compared to the same period in 2022, primarily due to less units sold combined with a 36.1% and 35.8% decrease in gross profit per unit, respectively. As inventories continue to normalize and overall sales have declined, we are discounting as we historically have ahead of the new model year change to generate sales, which has lead to declines in gross profit per unit.

On a same store basis, new vehicle revenue decreased $37.2 million, or 19.9%, in the third quarter of 2023 compared to the same quarter in 2022 and $129.4 million, or 21.5%, in the nine months of 2023 compared to the same period in 2022, due primarily to a 20.7% and 21.0% decrease, respectively, in retail units sold. Average selling prices for the three month period ended September 30, 2023, increased 1.0% and decreased by 0.6% for the nine months ended September 30, 2023, compared to the same periods in 2022.

On a same store basis, new vehicle gross profit decreased $15.6 million, or 49.8%, in the third quarter of 2023 compared to the same quarter in 2022 and $56.8 million, or 49.1%, in the nine months of 2023 compared to the same period of the prior year, due primarily to less units sold and a decrease in gross profit per unit. In the three and nine months ended September 30, 2023, new vehicle same store gross profit per unit was $9,323 and $11,528, respectively, decreases of 36.7% and 35.5% compared to the same periods in 2022.

Although supply chain and inventory continued to normalize in the first nine months of 2023, our stores have focused on positioning themselves for 2024 model year inventory by discounting 2022 and 2023 model year units. We ended the third quarter of 2023 with approximately 44% of our units being 2024 model year, 53% being 2023 model year and only 3%, or approximately 100 units being 2022 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are currently a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a used to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional used RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a used to new ratio of 0.6:1 in the third quarter of 2023.

Pre-owned vehicle retail revenue decreased $15.7 million, or 17.3%, in the third quarter of 2023 compared to the same quarter in 2022 and $68.8 million, or 21.5%, in the nine months of 2023 compared to the same period in 2022, due primarily to a decrease of 13.0% and 12.6%, respectively, in retail units sold and a decrease of 5.0% and 10.2%, respectively, in average selling price per retail unit. The decreases in retail units sold were primarily due to a contracting market coming off of a robust 2022.

Pre-owned vehicle retail gross profit decreased $4.9 million, or 24.1%, in the third quarter of 2023 compared to the same quarter in 2022 and $26.1 million, or 33.8%, in the nine months of 2023 compared to the same period in 2022, due primarily to fewer units sold, combined with lower gross profit per unit. The declines in gross profit per unit were primarily due to supply normalizing after increased demand during 2022 saw inventories depleted, which led to higher margins in 2022.

On a same store basis, pre-owned vehicle retail revenue decreased $19.4 million, or 22.6% in the third quarter of 2023 and $77.4 million, or 25.4%, in the first nine months of 2023 compared to the same periods in 2022, due primarily to an 6.1% and 10.1% decrease, respectively, in average selling prices and a 17.6% and 16.9% decrease, respectively, in retail units sold.

Pre-owned vehicle retail gross profits on a same store basis decreased $5.8 million, or 30.4% in the third quarter of 2023 compared to the same quarter in 2022 and $27.6 million, or 37.4%, in the nine months of 2023 compared to the same period in 2022. These decreases were a result of fewer units sold, combined with a decrease in gross profit per unit. During the three months ended September 30, 2023, on a same store basis, pre-owned units sold decreased 17.6% and gross profit per unit decreased to $13,135, a 15.6% decrease compared to the same period in 2022. During the nine months ended September 30, 2023, same store pre-owned units sold decreased 16.9% and gross profit per unit decreased to $13,546, a 24.7% decline over the same period in 2022.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased $2.1 million, or 11.4%, in the third quarter of 2023 compared to the same quarter in 2022 and $10.5 million, or 17.1%, in the nine months of 2023 compared to the same period in 2022, primarily due to decreases in total retail units sold of 13.6% and 14.4%, respectively, and an increase of 2.7% and 3.6% decrease, respectively, in average gross profit F&I per unit.

On a same store basis, F&I revenue decreased $3.4 million, or 19.7%, in the third quarter of 2023 compared to the same quarter in 2022 and $13.3 million, or 22.8%, in the nine months of 2023 compared to the same period in 2022, primarily due to a 19.5% for both periods, respectively, in retail units sold, as well as a immaterial change for the third quarter of 2023 and 4.6% decrease, respectively, in F&I per unit due to rising interest rates resulting in more cash buyers.

Certain information regarding our F&I operations was as follows:

	Three months ended September 30,					Nine months ended September 30,
Overall	2023	2022	Change		% Change	2023	2022	Change		% Change
F&I per unit	$4,954	$4,822	$132		2.7%	$4,972	5,158	$(186)		(3.6)%
F&I penetration rate	61.1%	62.6%	(150)	bps		61.7%	63.6%	(190)	bps

Same store
F&I per unit	$4,988	$4,989	$(1)		NM	$5,098	$5,342	$(244)		(4.6)%
F&I penetration rate	60.4%	64.2%	(380)	bps		62.0%	65.5%	(350)	bps

Service, Body, Parts and Other
With more than 575 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 300 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform original equipment manufacturer (“OEM”) warranty repairs for most RV components. Earnings from service, body and parts have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one.

Service, body, parts and other is a strategic area of focus and area of opportunity to grow additional earnings. Our service, body, parts and other revenue and gross profit decreased 1.2% and 5.3%, respectively, during the third quarter of 2023 compared to the same quarter in 2022 and increased 3.8% and 4.9%, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022, The decrease in revenue and gross profit for the third quarter of 2023 is primarily due to the closure of the campground in the second quarter of 2023. The increase in revenue and gross profit for the nine months ended September 30, 2023 is primarily due to acquisitions and greenfields, combined with more units in operation and increases in warranty rates.

Our same store service, body, parts and other revenue and gross profit decreased 8.8% and 6.9%, respectively, during the third quarter of 2023 compared to the same quarter in 2022. Service, body and parts revenue and gross profit decreased 3.4% and 1.9%, respectively, during the nine months ended September 30, 2023 compared to the same period in 2022.
Depreciation and Amortization

Depreciation and amortization was as follows:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Depreciation and amortization	$4,602	$4,202	$400	9.5%	13,464	12,338	1,126	9.1%

The increases in Depreciation and amortization in the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily related to the increases in Property and equipment as a result of several acquisitions, the expansion of several dealerships, and the opening of new stores since September 2022.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Three months ended September 30,
($ in thousands)	2023	2022	Change		% Change
SG&A expense	$48,250	$55,541	$(7,291)		(13.1)%
SG&A as percentage of gross profit	88.6%	73.5%	1,510	bps

	Nine months ended September 30,
($ in thousands)	2023	2022	Change		% Change
SG&A expense	$152,262	$173,249	$(20,987)		(12.1)%
SG&A as percentage of gross profit	81.8%	63.5%	1,837	bps

The decreases in SG&A in the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily related to decreased marketing expenses, reduced headcount and lower commissions paid due to fewer units sold. Offsetting the decrease in the six-month period was an impairment charge of $0.6 million in the first quarter of 2023 related to the write-off of capitalized software that we determined we would not utilize.

The increases in SG&A as a percentage of gross profit in the three and nine months ended September 30, 2023 compared to the same periods in 2022 were primarily related to lower gross profit and the impairment charge mentioned above.

SG&A included stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Stock-based compensation	$428	$831	$2,067	$2,083

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Floor plan interest expense	$6,258	$2,621	$3,637	138.8%	$17,624	$5,063	$12,561	248.1%

The increase of 138.8% in floor plan interest expense for the three-month period ended September 30, 2023, includes a 107.0% increase due to increased interest rates, a 21.8% increase related to the increase in same store inventory levels that were floored and a 9.4% increase due to acquisition volume compared to the same period in 2022. During the nine months ended September 30, 2023, floor plan interest expense increased 248.1% compared to the same period in 2022 includes a 119.0% increase due to increased interest rates, a 120.6% increase related to the increase in same store inventory levels that were floored and an 8.9% increase related to acquisition volume.
Other Interest Expense

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Other interest expense	$2,701	$1,982	$719	36.3%	$6,484	$5,837	$647	11.1%

The increase in other interest expense in the three-month period and nine-month period ended September 30, 2023 compared to the same periods in 2022 was primarily due to revolver balances outstanding for the periods and mortgages obtained during the third quarter of 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding PIPE warrants issued in connection with our SPAC merger in March 2018. The fair value of the warrants fluctuated with changes in the value of our common stock. All of the warrants were exercised or expired during the first quarter of 2023 and, accordingly, as of September 30, 2023, no PIPE warrants remained outstanding.

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Change in fair value of warrant liabilities	$—	$(521)	$856	$10,671
Income Tax Expense
Income tax expense was as follows:

	Three months ended September 30,				Nine months ended September 30,
($ in thousands)	2023	2022	Change	% Change	2023	2022	Change	% Change
Income tax benefit (expense)	$1,805	$(3,032)	$4,837	(159.5)%	642	$(19,388)	$20,030	(103.3)%
Effective tax rate	24.4%	28.3%			21.8%	22.2%

The income tax benefit (expense) differs from the statutory rate primarily as a result of state income taxes and the excess tax benefits on stock awards vesting and options exercised during the period. The effective tax rate was lower in the three and nine months ended September 30, 2023, due to the effect of fair value adjustments related to outstanding warrants. All warrants were either exercised or expired in March 2023 and therefore no longer have a meaningful impact on our effective tax rate.
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

Rights Offering
On September 12, 2023, we filed a registration statement on Form S-1, as amended, with the Securities and Exchange Commission for a rights offering. Assuming the rights offering is fully subscribed, we estimate the total purchase price of the shares offered in the rights offering, representing the aggregate net proceeds received by us, will be approximately $99.6 million. We expect the net proceeds of the offering will be used for our growth initiatives including acquisitions and new business development activities and general corporate purposes, which may include repaying or refinancing some or all of our existing or future debt facilities.

As of September 30, 2023, we had total estimated liquidity of $67.8 million, including cash of $32.9 million, $4.6 million of availability on our M&T Revolving Credit facility and $30.2 million available from undrawn floor plan capacity and our floor plan offset account. Additionally, we hold approximately $95.5 million of unfinanced real estate that we estimate could provide $80.6 million of additional liquidity.

Cash Flow Summary

	Nine months ended September 30,
(In thousands)	2023	2022
Net income (loss)	$(2,301)	$67,793
Non-cash adjustments	15,775	4,187
Changes in operating assets and liabilities	26,960	(79,488)
Net cash provided by (used in) operating activities	40,434	(7,508)
Net cash used in investing activities	(146,496)	(38,183)
Net cash provided by financing activities	77,297	48,345
Net (decrease) increase in cash	$(28,765)	$2,654

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of September 30, 2023, our new vehicle days’ supply was 171 days which was 79 days lower than our days’ supply as of December 31, 2022. As of September 30, 2023, our days’ supply of pre-owned vehicles was 133 days, which was 55 days higher than our days’ supply at December 31, 2022. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and used vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Nine months ended September 30,
(In thousands)	2023	2022	Change
Net cash provided by (used in) operating activities, as reported	$40,434	$(7,508)	$47,942
Net (repayments) borrowings on floor plan notes payable	(13,967)	89,835	(103,802)
Minus borrowings on floor plan notes payable associated with acquired new inventory	(19,726)	—	(19,726)
Plus net increase to floor plan offset account	—	—	—
Net cash provided by operating activities, as adjusted	$6,741	$82,327	$(75,586)

Investing Activities
We used $72.1 million for acquisitions in the nine months ended September 30, 2023 and $74.4 million for the purchase of property and equipment, primarily related to the construction of our greenfield locations in Arizona, Ohio and Florida, as well as the purchase of real estate in Nevada, Tennessee and Texas.

Financing Activities
Significant financing activities included $12.2 million used for the payoff of our term and mortgage loans in February 2023, the receipt of approximately $30.5 million from the exercise of warrants and $29.2 million of proceeds from term loan financing during the third quarter of fiscal 2023.

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

For short-term and long-term cash requirements, we believe that our cash flows from operations, combined with our current cash levels and available borrowing capacity, will be adequate to support our ongoing operations and to fund our operating and growth requirements for the next twelve months, as well as beyond the next twelve months. We believe that we have access to additional funds, if needed, through the capital markets under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

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

At September 30, 2023, there was $319.4 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.48% and $45.0 million outstanding on the Revolving Credit Facility at an interest rate of 7.84%. We were in compliance with all financial and restrictive covenants at September 30, 2023.

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

Based on such evaluation, management determined that a material weakness in internal control identified in the quarter ended December 31, 2022 related to ineffective information technology general controls ("ITGCs") in the areas of logical access,change management and security administration over information technology ("IT")systems that support our financial reporting processes had not yet been remediated. These control deficiencies were a result of lack of documentation to evidence that (a) access provisioned match the access requested; and (b) user access reviews were performed with complete and accurate data. In addition, evidence was not retained to support that changes to internally developed applications were approved prior to deployment to production. We were also unable to determine who has access to some server and database accounts impacting the same portal applications.

The material weakness did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results. Based on this material weakness, management concluded that at September 30, 2023, our internal control over financial reporting was not effective. However, additional manual business process controls were executed to address the risk of material misstatement heightened by the ineffective ITGCs.

Following identification of the material weakness and prior to filing this Quarterly Report on Form10-Q, we completed substantive procedures for the quarter ended September 30, 2023. Based on these procedures, management believes that our consolidated financial statements included in this Form10-Q have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows as of,and for, the periods presented in this Form10-Q.

Management will continue to design and implement controls to ensure that control deficiencies contributing to the material weakness are remediated. The remediation actions include but are not limited to: (a) improving the processes and documentation around provisioning, de-provisioning, and reviews of access; and (b) modifying controls to include reviews of implemented application changes against supporting documents. The additional manual business process controls will continue to be performed while we remediate the ITGCs.

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

We believe we are making progress toward achieving effectiveness in our internal control over financial reporting and disclosure controls and procedures. The actions that we are taking are subject to ongoing senior management review, as well as oversight by the Audit Committee. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts including evaluation of their ongoing effectiveness for a sufficient period of time. While we have taken significant measures to remediate the material weakness by the end of 2023, we may also conclude that additional measures may be required to remediate the material weakness in our internal controls over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Management excluded the operations of the 2023 Acquisitions from the assessment of internal control over financial reporting as of September 30, 2023. These operations were excluded in accordance with the SEC’s general guidance because they and the related entities were acquired in purchase business combinations in 2023. Collectively, these operations accounted for approximately 8.6% of our total revenues for the quarter ended September 30, 2023.

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

PART II – OTHER INFORMATION
Item 1A – Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2022 Annual Report on Form 10-K, which was filed with the SEC on March 1, 2023. There have been no material changes to the risks related to our business and securities as described in our 2022 Annual Report on Form 10-K, under “Risk Factors” in Item 1A.

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

4.1	Form of Rights Certificate (filed as Exhibit 4.8 to the Registration Statement on Form S-1 filed on September 12, 2023 and incorporated by reference herein).
4.2
Form of Subscription and Information Agent Agreement by and between Lazydays Holdings, Inc. and Broadridge Corporate Issuer Solutions, LLC (filed as Exhibit 4.9 to the Registration Statement on Form S-1 filed on September 12, 2023 and incorporated by reference herein).

10.1
Waiver Agreement, dated September 12, 2023, by and between the Company and Park West (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2023 and incorporated by reference herein).

10.2
Waiver Agreement, dated September 12, 2023, by and between the Company and Park West (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 12, 2023 and incorporated by reference herein).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101*	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
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

Lazydays Holdings, Inc.

Dated November 3, 2023	/s/ Kelly A. Porter
Kelly A. Porter
Chief Financial Officer
Principal Financial and Accounting Officer