Form 10-K
period 2023-12-31
Lazydays Holdings, Inc.
filed 2024-03-12
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________
Commission file number: 001-38424
Lazydays Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	82-4183498
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4042 Park Oaks Blvd, Suite 350 Tampa, Florida	33610
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (813) 246-4999

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.0001 per share	GORV	Nasdaq Capital Market

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

The aggregate market value of the 2,868,538 voting and non-voting shares of common stock held by non-affiliates of the registrant as of June 30, 2023 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2023, of $11.56 per share) was approximately $33.2 million.

As of March 8, 2024, the registrant had 14,064,797 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2024 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

i

Forward Looking Statements
Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting our or our management team's expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. All statements other than statements of historical facts included in this Annual Report on Form 10-K, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

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

Non-GAAP Financial Measures
This Annual Report on Form 10-K contains adjusted net cash provided by operating activities, a non-GAAP financial measure. Adjusted net cash provided by operating activities is defined as GAAP net cash provided by operating activities adjusted for net (repayments) borrowings on floor plan notes payable. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. As required by Securities Exchange Commission (“SEC”) rules, we have reconciled this measure to the most directly comparable GAAP measure reported in this annual report on Form 10-K. We believe the non-GAAP financial measure we present improves the transparency of our disclosures; provides a meaningful presentation of our results from core business operations because items are excluded that are not related to core business operations and other non-cash items; and improves the period-to-period comparability of our results from core business operations. This presentation should not be considered an alternative to a GAAP measure.

ii

PART I

Item 1. Business

Business Organization

Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc., operates recreational vehicle (“RV”) dealerships in 24 locations as of December 31, 2023, with a 25th location opened in Arizona in March 2024:

Location	Number of Dealerships
Arizona	3
Colorado	3
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	1
Utah	1
Washington	1
Wisconsin	1

Unless otherwise indicated or the context suggests otherwise, references to “the Company,” “our Company,” “Lazydays RV Center, Inc.,” “Lazydays RV,” “we,” “us,” or “our” refer to Lazydays Holdings, Inc. and its wholly-owned subsidiaries.

Overview
We have operated recreational vehicle (“RV”) dealerships that offer new and pre-owned recreational vehicles and sell related parts and accessories since 1976. We became a publicly traded company March 15, 2018 following a business combination with Andina Acquisition Corp. II.
We arrange financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers.
We believe, based on industry research and management’s estimates, that we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida.
Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 6,000 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 1,300 people at our 24 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located in key RV markets which account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships in these key markets attract customers from all states except Hawaii.
We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we leverage customer relationship management tools and analytics to actively engage, market and sell our products and services.

We strive to create diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences, manage seasonality and market risk and maintain profitability. As of December 31, 2023, we operated 24 locations, representing more than 30 original equipment manufacturers (“OEM’s”) across 15 states.
Business Strategy
We have been a prominent player in the RV industry since 1976, earning a stellar reputation for delivering exceptional RV sales, service and ownership experiences. Our commitment to excellence has led to enduring relationships with RVers and their families who rely on Lazydays for all of their RV needs. Our wide selection of RV brands from top manufacturers, state-of-the-art service facilities and extensive range of parts and accessories ensure that we are the go-to destination for RV enthusiasts.
Our long-term strategy to create value for our customers, employees and shareholders includes the following:
Driving Operational Excellence Across Our Existing Stores
We are focused on improving performance through increasing market share and profitability at each of our locations. By promoting an entrepreneurial model, we are building strong businesses responsive to each of our local markets. Utilizing performance-based action plans, we strive to drive operational performance and develop high-performing teams. We believe our strong brands, market position, ongoing investment in our service platform, broad product portfolio and full array of RV offerings will continue to provide us with a competitive advantage in targeting and capturing a larger share of consumers, including the growing number of new RV enthusiasts that we believe are entering the market. We continuously work to attract new customers to our dealerships through targeted integrated digital and traditional marketing efforts, attractive offerings, and access to our wide array of resources for RV enthusiasts. We have focused specifically on marketing to the fast-growing RV demographics of Baby Boomers, Gen X and Millennials. We also market to these segments through RV lifestyle-focused partnership and sponsorship efforts.
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
In addition to acquisitions, we will, from time to time, open greenfield sites in new or existing markets. During 2023, we opened three greenfield sites located in the following markets: Council Bluffs, Iowa; Fort Pierce, Florida; Wilmington, Ohio. Additionally, we opened a new greenfield site located in Surprise, Arizona in March 2024.
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
Community Involvement
We are committed to making an impact in our communities through the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The

Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors,and their mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2.5 million to help disadvantaged children in Florida, Arizona, Colorado, Minnesota and Tennessee. The Foundation sponsors two facilities in Florida that carry its name; The Lazydays House at a Kids Place, which houses foster children in a facility where siblings can remain together and the Lazydays House at Bridging Freedom, which houses and rehabilitates children rescued from human trafficking. The Foundation also provides financial contributions to other smaller community programs that benefit at-risk youth by providing educational tutoring, expression through the arts, and education scholarships. Lazydays employees also volunteer their time to many worthwhile charities and engage in life enriching activities with at-risk youth. The Foundation has received multiple awards for its philanthropic work, including the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry, as well as the Olin Mott Golden Heart Award and several WEDU Be More awards.
Customers and Markets
The RV industry is characterized by RV enthusiasts’ investment in, and steadfast commitment to, the RV lifestyle. Approximately 11.2 million U.S. households are estimated to own an RV.
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
Per the RV Industry Association’s (“RVIA”) December 2023 survey of manufacturers, total RV wholesale shipments ended 2023 at 313,174, down 36.5% compared to 493,268 units in 2022. Towable RVs were down 38.5% at 267,295 from 434,858 units and motorhome shipments were down 21.5% at 45,879 units from 58,410 units in 2022. Per the RVIA survey, RV shipments for the last two months of 2023 showed an increase over the previous year, and our projections indicate we should continue to see increased shipments and retail sales in 2024, particularly in the latter half of the year. Generally, pre-owned RVs are sold at a lower price point than comparable new RVs and the sale of pre-owned RVs has historically been more stable than the sale of new vehicles through business cycles.
We believe RV trips remain one of the least expensive types of vacation, allowing RV owners to travel more while spending less. RV trips offer savings on a variety of vacation costs, including, among others, airfare, lodging, pet boarding and dining. While fuel costs are a component of the overall vacation cost, we believe fluctuations in fuel prices are not a significant factor affecting a family’s decision to take RV trips. Based on RVIA information, the average annual mileage use of an RV is between 5,000 and 9,000 miles. In addition, our customer research indicates that customers are attracted to RV ownership based on the comfortable and convenient travel it provides.
Competition
We believe that the principal competitive factors in the RV industry are breadth and depth of product selection, pricing, convenient dealership locations, quality technical services, customer service, and overall experience. We compete directly and/or indirectly with other RV dealers, RV service providers, and RV parts and accessories retailers. One of our direct competitors, Camping World Holdings, Inc., is publicly listed on the New York Stock Exchange. Additional competitors may enter the businesses in which we currently operate.
Marketing and Advertising
We market our product offerings through integrated marketing campaigns across all digital and traditional marketing disciplines, with an emphasis on digital. Our marketing efforts include our website, paid and organic search efforts, email, social media, online blog and video content, television, radio, billboards, direct mail, and RV shows and rallies. We also have exclusive partnership and sponsorship relationships with various RV lifestyle properties. We currently have a segmented marketing database of over 1 million RV owners and prospects. Our principal marketing strategy is to leverage our unique brand positioning, extensive product selection, exclusive benefits, and high-quality customer experience among RV owners.

Our total website traffic for the year ended December 31, 2023 was approximately 16.7 million visits with approximately 10.8 million unique visitors. Our website features over 6,000 new and pre-owned RVs, as well as information regarding our RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.
We measure our marketing productivity and effectiveness with front end analytics integrated with 1st party data to optimize marketing efforts.
Trademarks and Other Intellectual Property
We own a variety of registered trademarks and service marks related to our brands and our services, protection plans, products and resources, including Lazydays, Lazydays The RV Authority®, Lazydays RV Accessories & More, Crown Club, and Exit 10, among others. We also own numerous domain names, including Lazydays.com, LazydaysRVSale.com, LazydaysEvents.com, and LazydaysService.com among many others. We believe that our trademarks and other intellectual property have significant value and are important to our marketing efforts.
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
Most of our dealership locations utilize above ground storage tanks, and to a lesser extent underground storage tanks, primarily for petroleum-based products. Storage tanks are subject to periodic testing, containment, upgrading and removal requirements under the Resource Conservation and Recovery Act and its state law counterparts. Clean-up or other remedial action may be necessary in the event of leaks or other discharges from storage tanks or other sources. In addition, water quality protection programs under the federal Water Pollution Control Act (commonly known as the Clean Water Act), the Safe Drinking Water Act and comparable state and local programs govern certain discharges from some of our operations. Similarly, air emissions from our operations, such as RV painting, are subject to the federal Clean Air Act and related state and local laws. Certain health and safety standards promulgated by the Occupational Safety and Health Administration of the United States Department of Labor and related state agencies also apply to certain of our operations.
Although we incur costs to comply with applicable environmental, health and safety laws and regulations in the ordinary course of our business, we do not presently anticipate that these costs will have a material adverse effect on our business, financial condition or results of operations. We do not have any material known environmental commitments or contingencies.
Insurance
We utilize insurance to provide for the potential liabilities for workers’ compensation, product liability, general liability, business interruption, property liability, director and officers’ liability, cyber, environmental issues, and vehicle liability. Beginning in 2020, we became self-insured for employee health-care benefits. Liabilities associated with the risks that are retained by us are estimated, in part, by considering actuarial reports, historical claims experience, demographic factors, severity factors, stop loss coverage and other assumptions. To protect itself against loss exposure associated with this policy, the Company has individual stop-loss insurance coverage that insures individual claims that exceed $500,000 for each member. Our results could be adversely affected by claims and other expenses related to such plans and policies if future occurrences and claims differ from these assumptions and historical trends.
Employees
As of December 31, 2023, we had over 1,300 employees, almost all of which are full-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have not had any labor-related work stoppages. We believe that our employee relations are in good standing.
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
Risks Related to Lazydays Business
Failure to identify deficiencies in our internal control over financial reporting in a timely matter or to remediate any deficiencies, or the identification of material weaknesses or significant deficiencies in the future could prevent us from accurately and timely reporting our financial results. This could lead to a loss of investor confidence in our financial statements and have an adverse effect on our stock price.
As of December 31, 2023, management identified material weaknesses in our internal control related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and security administration that are relevant to the preparation of our financial statements, and the turnover of certain accounting positions during the fourth quarter. Additionally, the Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the fourth quarter which impacted the operating effectiveness of controls during that period. Management has developed and implemented a remediation plan to address both material weaknesses. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, as we grow our business, including through acquisition, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls remain effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
Natural disasters, whether or not caused by climate change, unusual weather conditions, epidemic and pandemic outbreaks, terrorist acts and political events could disrupt business and result in lower sales and otherwise adversely affect our financial performance.
The occurrence of one or more natural disasters, such as tornadoes, hurricanes, fires, floods, hail storms and earthquakes, unusual weather conditions, epidemic and pandemic outbreaks, or other global health emergencies, terrorist attacks or disruptive political events in certain regions where our stores are located could adversely affect our business and result in lower sales. Severe weather, such as heavy snowfall or extreme temperatures, may discourage or restrict customers in a particular region from traveling to our dealerships or utilizing our products, thereby reducing our sales and profitability. Natural disasters including tornadoes, hurricanes, floods, hail storms and earthquakes may damage our stores or other operations, which may materially adversely affect our financial results. Any of these events could have a material adverse effect on our business, financial condition and results of operations.
Our business is affected by the availability of financing to us and our customers.
Our business is affected by the availability of financing to us and our customers. Generally, RV dealers finance their purchases of inventory with financing provided by lending institutions. On February 21, 2023, we amended our Senior Secured Credit Facility with M&T Bank including increasing the committed floor plan financing to $525 million from $327 million and increasing the capacity under the Revolving Credit Facility to up to $50 million from $25 million. We were in breach of our covenant with M&T Bank as of December 31, 2023, but received a waiver through the second quarter of 2024, with modified covenant terms through the fourth quarter of 2024. Please see Item 9B for further information. As of December 31, 2023, substantially all of the invoice cost of new RV inventory was financed under the floor plan facility. A decrease in the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.
Furthermore, most of our customers finance their RV purchases. Consumer credit market conditions, including rising interest rates, sustained interest rates at current levels, continue to influence demand, especially for RVs, and may continue to do so. There continues to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. If credit conditions or the credit worthiness of our customers worsen, and adversely affect the ability of consumers to finance potential purchases on acceptable terms and interest rates, it could result in a decrease in the sales of our products and have a material adverse effect on our business, financial condition and results of operations.
Additionally, on December 29, 2023, we entered into a loan agreement, as described below in "Our credit facility and loan agreement contain restrictive covenants that may impair our ability to access sufficient capital and operate our business."
Climate change legislation or regulations restricting emission of “greenhouse gases” could result in increased operating costs and reduced demand for the RVs we sell.
The United States Environmental Protection Agency has adopted rules under existing provisions of the federal Clean Air Act that require a reduction in emissions of greenhouse gases from motor vehicles. The Biden Administration has focused significant attention on greenhouse gases and climate change. In addition, the SEC has proposed climate-related disclosure, which may be adopted as soon as the first quarter of 2024. The adoption of any laws or regulations requiring significant increases in fuel economy requirements or new federal or state restrictions on vehicles and automotive fuels in the United States or internationally could adversely affect demand for those vehicles and could have a material adverse effect on our business, financial condition and results of operations.
Our success depends to a significant extent on the well-being, popularity, financial condition and reputation for quality, of our manufacturers, particularly Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc., as well as their respective supply chains.
Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 41%, 23%, and 32%, respectively, of our purchases of new RV inventory during the year ended December 31, 2023. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers or their respective supply chains could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers resulting from economic, financial, or other factors could adversely affect the quality and number of products that they are able to supply to us and the services and support they provide to us. The interruption or discontinuance of the operations of our manufacturers or their respective supply chains could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to our customers.

Any change, non-renewal, unfavorable renegotiation or termination of our supply arrangements for any reason could have a material adverse effect on product availability and cost and our financial performance.
Our supply arrangements with manufacturers are typically governed by dealer agreements, which are customary in the RV industry. Our dealer agreements with manufacturers are generally made on a location-by-location basis, and each retail location typically enters into multiple dealer agreements with multiple manufacturers. The terms of our dealer agreements are typically subject to us meeting program requirements and retail sales objectives, performing services and repairs for customers still under warranty (regardless from whom the RV was purchased), carrying the relevant manufacturer’s parts and accessories needed to service and repair its RVs, actively advertising and promoting the manufacturer’s RVs, and in some instances indemnifying the manufacturer.
Our dealer agreements designate a specific geographic territory, exclusive to us, provided that we are able to meet the material obligations of the applicable dealer agreement.
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
Our growth in existing markets or expansion into new, unfamiliar markets, whether through acquisitions or otherwise, presents risks that could materially affect profitability.
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
We intend to continue to expand in part by acquiring or building new retail or service locations in new markets. As a result of this and any future expansion, we may have less familiarity with local consumer preferences and could encounter difficulties in attracting customers due to a reduced level of consumer familiarity with us and our brands.
Other factors, many of which are beyond our control, may impact our ability to acquire or open retail locations successfully, whether in existing or new markets, and operate them profitably. These factors include (a) the ability to (i) identify suitable acquisition opportunities at purchase prices likely to provide returns required by our acquisition criteria, (ii) control expenses associated with sourcing, evaluating and negotiating acquisitions (including those that are not completed), (iii) accurately assess the profitability of potential acquisitions or new locations, (iv) secure required third party or governmental permits and approvals, (v) negotiate favorable lease agreements, (vi) hire, train and retain skilled operating personnel, especially management personnel, (vii) provide a satisfactory product mix responsive to local market preferences where new retail locations are built or acquired, (viii) secure product lines, (ix) supply new retail locations with inventory in a timely manner; (b) the availability of construction materials and labor for new retail locations and the occurrence of significant construction delays or cost overruns; (c) competitors in the same geographic area and regional economic variants; (d) the absence of disagreements with potential acquisition targets that could lead to litigation; (e) successfully integrating the operations of acquired dealers with our own operations; (f) managing acquired dealers and stores profitably without substantial costs, delays, or other operational or financial problems; and (g) the ability of our information management systems to process increased information accurately and in a timely fashion. A negative outcome associated with any of these factors could have a material adverse effect on our business, financial condition and results of operations.
Once we decide on a new market and identify a suitable acquisition or location opportunity, any delays in acquiring or opening or developing new retail locations could impact our financial results. For example, delays in the acquisition process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of God, discovery of contaminants, accidents, deaths or injuries, third parties attempting to impose unsatisfactory restrictions on us in connection with their approval of acquisitions, and other factors could delay planned openings or force us to abandon planned openings altogether.

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
Our success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, particularly in new markets where we have limited brand recognition, will depend largely on the success of our marketing efforts and our ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. Our brands could be adversely affected if: (a) we fail to achieve these objectives or to comply with local laws and regulations; (b) we are subject to publicized litigation; or (c) our public image or reputation were to be tarnished by negative publicity. Some of these risks are not within our control, such as the effects of negative publicity regarding our manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brand image may require us to make substantial investments (as we incurred in 2023 as a result of our rebranding efforts) in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect our cash flow and profitability. Furthermore, efforts to maintain, enhance or promote our brand image may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.
Our failure to successfully procure and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.
Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The preferences of our target consumers cannot be predicted with certainty and are subject to change. We may order products in advance of the following selling season. Extended lead times for our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. Additionally, adoption of new technological advances and changing governmental regulatory mandates could result in changes in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller recreational vehicles, electric recreational vehicles, autonomous recreational vehicles or other currently unanticipated changes. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly, we may not have sufficient inventory to satisfy consumer demand or sales orders, or we may be required to discount excess inventory; all of which could have a material adverse effect on our business, financial condition and results of operations.
Our business is impacted by general economic conditions, ongoing economic and financial uncertainties, and changing consumer tastes, each of which may cause a decline in consumer spending that may adversely affect our business, financial condition and results of operations.
We depend on consumer discretionary spending and, accordingly, we may be adversely affected if our customers reduce, delay or forego their purchases of our products, services, and protection plans as a result of, including but not limited to, recessionary conditions, job loss, bankruptcy, higher consumer debt, rising interest rates, sustained interest rates at current levels, inflation, reduced access to credit, higher energy and fuel costs, relative or perceived cost, availability and comfort of RV use versus other modes of travel, such as air travel and rail (including as a result of consumer tastes in response to climate change), falling home prices, lower consumer confidence, uncertain or changes in tax policies, uncertainty due to national or international security or health concerns, volatility in the stock market, or epidemics.
Decreases in the number of customers, average spend per customer, or retention and renewal rates for our consumer services and plans would negatively affect our financial performance. A prolonged period of depressed consumer spending could have a material adverse effect on our business. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Our business and financial performance may continue to be adversely affected by current and future economic conditions, including, without limitation, the level of consumer debt, high levels of unemployment, higher interest rates or sustained interest rates at current levels, and the ability of our customers to obtain credit, which has caused, and may cause a continued or further decline in consumer spending. Additionally, we are subject to economic fluctuations in local markets, most significantly Florida, that may not reflect the general economic conditions of the broader U.S. economy. Any of the foregoing factors could have a material adverse effect on our business, financial condition and results of operations.
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
Additional competitors may enter the businesses in which we currently operate. Some of our competitors may build new stores in or near our existing locations and certain RV and accessory manufacturers may choose to expand their direct to consumer offerings. In addition, an increase in the number of aggregator and price comparison sites for insurance products may negatively impact our sales of these products. If any of our competitors successfully provides a broader, more efficient or attractive combination of products, services and protection plans to our target customers, our business results could be materially adversely affected. Our inability to compete effectively with existing or potential competitors, some of which may have greater resources or be better positioned to absorb economic downturns in local markets, could have a material adverse effect on our business, financial condition and results of operations.
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
We have experienced, and expect to continue to experience, some variability in revenue, net income and cash flows as a result of seasonality in our business. Because our largest dealership is located in Florida, demand for services, protection plans, products and resources generally increases during the winter season when people move south for the winter or vacation in warmer climates, while sales and profits are generally lower during the summer months. In addition, unusually severe weather conditions in some geographic areas may impact demand. This includes the threat of hurricanes in Florida, which could substantially damage property and inventory in our Florida dealerships, and lead to a material disruption of operations at our Tampa, Florida headquarters and dealership.
For the years ended December 31, 2023 and 2022, we generated 56% and 58% (excluding the impact of acquisitions) of our annual revenue in the first and second quarters, respectively, which include the peak winter months. We incur additional expenses in the first and second quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the first and second fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.
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
We lease 16 of the 24 real properties where we have operations. At inception of the leases, they generally provide for fixed monthly rentals with escalation clauses and range from three to twenty years. There can be no assurance that we will be able to maintain our existing retail locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.
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
State dealer laws generally provide that a manufacturer may not terminate or refuse to renew a dealer agreement unless it has first provided the dealer with written notice setting forth good cause and stating the grounds for termination or non-

renewal. Some state dealer laws allow dealers to file protests or petitions or attempt to comply with the manufacturer’s criteria within a specified notice period to avoid the termination or non-renewal. Manufacturers have been lobbying and continue to lobby for the repeal or revision of state dealer laws. If dealer laws are repealed in the states in which we operate, or manufacturers convince legislators to pass legislation in those states allowing termination or non-renewal of dealerships without cause, manufacturers may be able to terminate our dealer agreements without providing advance notice, an opportunity to cure or a showing of good cause. Without the protection of state dealer laws, it may also be more difficult for us to renew our dealer agreements upon expiration.
The ability of a manufacturer to grant additional dealer agreements is based on a number of factors which we cannot control. If manufacturers grant new dealer agreements in areas near our existing markets, such new dealer agreements could have a material adverse effect on our business, financial condition and results of operations.
Risks Associated with Our Debt Obligations
We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our credit facility or loan agreement.
A change in control is an event of default under the credit facility. Upon the occurrence of a change in control, M&T Bank will have the right to declare all outstanding obligations under the credit facility immediately due and payable and to terminate the availability of future advances to us. There can be no assurance that our lenders will agree to an amendment of the credit facility or a waiver of any such event of default. There can be no assurance that we will have sufficient resources available to satisfy all of our obligations under the credit facility if no waiver or amendment is obtained. The effect of this provision may be to make a change in control less likely, potentially decreasing the value of our shares of common stock. In the event we are unable to satisfy these obligations, it could have a material adverse impact on our business, financial condition and results of operations.
On December 29, 2023, we entered into a loan agreement, as described below in “Our credit facility and loan agreement contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.” A change in control is an event of default under the loan agreement. Upon the occurrence of a change in control, the lender is permitted to take certain remedies, including declaring the debt to be immediately due and payable, partially foreclosing the mortgage and taking possession of the related property, any of which could have a material adverse impact on our business, financial condition and results of operations.
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
We cannot ensure that our cash flow from operations or cash available under our credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our credit facility is not sufficient, we may have to obtain additional financing. Towards that end, on December 29, 2023, we entered into a loan agreement, as described below in “Our credit facility and loan agreement contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.” If we obtain additional capital through the issuance of equity, the interests of existing stockholders may be diluted. If we incur additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict our ability to operate. We cannot ensure that we could obtain additional financing on favorable terms or at all.

Our credit facility and loan agreement contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
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
On February 21, 2023, we amended our Senior Secured Credit Facility with M&T Bank including increasing the committed floor plan financing to $525 million from $327.0 million and increasing the capacity under the Revolving Credit Facility to up to $50.0 million from $25.0 million. We were in breach of our covenant with M&T Bank as of December 31, 2023, but received a waiver through the second quarter of 2024, with modified covenant terms through the fourth quarter of 2024. Please see Item 9B for further information.
Additionally, on December 29, 2023, we entered into a $35.0 million mortgage loan agreement (the “Loan Agreement”), with Coliseum Holdings I, LLC as lender (the “Lender”). The Lender is an affiliate of Coliseum Capital Management, LLC ("Coliseum") and, Christopher Shackelton, the chairman of our Board. Certain funds and accounts managed by Coliseum currently hold 57% of LazyDays common stock (calculated as if the preferred stock has been converted into common stock). Covenants under the Loan Agreement restrict our ability to, among other things, but subject to certain exceptions: (i) sell, mortgage, assign or transfer any interest in the mortgaged property, (ii) create, incur, assume or permit to exist any lien on any portion of the mortgaged property, (iii) create, incur or assume any indebtedness, (iv) enter into, amend, modify, supplement or terminate material agreements and (v) enter into, terminate or amend any lease.

If we breach certain of the covenants in the Loan Agreement or otherwise default on the loan, the Lender would have the right to accelerate the loan and foreclose on the collateral. If we do not have sufficient cash to repay the Loan at that time, we would be forced to refinance the loan. We cannot assure you that such refinancing would be available to us on favorable terms or at all.

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
A portion of our revenue comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays us a fee for each loan that it arranges. If these lenders were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of making the loan), we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. The same process applies to vehicle services contract fees, which are also subject to chargebacks if a customer chooses to terminate the contract early. We receive a chargeback for a portion of the initial fees received. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur on a large scale, we could lose a significant portion of our income and profit.
Furthermore, new and pre-owned vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom prearranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or pre-owned vehicle is delivered and we have assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in current assets and totaled $14.8 million and $15.4 million as of December 31, 2023 and December 31, 2022, respectively. Any significant number of defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.
Our business is subject to numerous federal, state and local regulations.
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
As of December 31, 2023, we had outstanding (i) stock options issued to the board of directors and employees to purchase 376,940 shares of common stock at exercise prices ranging from $4.50 to $30.00 per share, (ii) 600,000 shares of Series A Preferred Stock which are convertible into up to 5,962,733 shares of common stock, taking into account any accrued dividends which we may elect to pay in cash or shares of common stock, and (iii) 238,275 restricted stock units. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan (the “Amended 2018 Plan”).
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
The conversion of the Series A Preferred Stock into our common stock may dilute the value for the other holders of our common stock.
The Series A Preferred Stock is convertible into 5,962,733 shares of our common stock (this excludes accrued dividends which we may elect to pay in cash or shares of common stock). As a result of the conversion of any issued and outstanding Series A Preferred Stock, the existing holders of our common stock will own a smaller percentage of the outstanding common stock. Further, additional shares of our common stock may be issuable pursuant to certain other features of the Series A Preferred Stock, with such issuances being further dilutive to existing holders of our common stock.
If the Series A Preferred Stock is converted into our common stock, holders of such common stock will be entitled to the same dividend and distribution rights as other holders of our common stock. As such, another dilutive effect which may result from the conversion of any shares of Series A Preferred Stock will be a dilution to dividends and distributions receivable on account of our common stock.
The holders of Series A Preferred Stock own a large portion of the voting power and have the right to designate two members to our board of directors. This significantly influences the composition of our board of directors and future actions taken by our board of directors.
Our board of directors currently has eight members. The holders of the Series A Preferred Stock are exclusively entitled to designate two members to our board of directors. In addition, the holders of the Series A Preferred Stock are entitled to vote upon all matters upon which holders of our common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of our common stock into which such shares of Series A Preferred Stock could be converted at the then applicable conversion rate. These matters include the election of all director nominees not designated by the holders of the Series A Preferred Stock. As a result, the holders of the Series A Preferred Stock have significant influence on the composition of our board of directors.
As of December 31, 2023, the holders of the Series A Preferred Stock held approximately 63.1% of the voting power on an as-converted basis, taking into account the accrued dividends which we may elect to pay in cash or shares of common stock. As a result, the holders of the Series A Preferred Stock will have the ability to influence future actions requiring stockholder approval.
Pursuant to the Certificate of Designations governing the Series A Preferred Stock, the holders of the Series A Preferred Stock must consent to us taking certain actions, including among others, increasing the number of directors constituting our board of directors above eight members, incurring certain indebtedness and the sale of certain assets. The holders of the Series A Preferred Stock are not obligated to consent to any specific action and there can be no assurance that the holders will consent to any action our board of directors determines is in the best interests of our stockholders as a whole.
Additionally, the holders of the Series A Preferred Stock have been granted a right of first refusal on certain debt financings. Pursuant to this right, the holders of the Series A Preferred Stock have 15 business days to determine whether they want to undertake a covered debt financing. This may delay our ability to undertake a debt financing and may cause certain third parties to be less willing to engage in any debt financing with us. As a common shareholder, Series A Preferred shareholders could negatively impact your investment and may not take actions that will be in your best interest.
Our board of directors approved a stock repurchase program, which could increase the volatility of the price of our common stock.
In September 2021, our board of directors approved a stock repurchase program authorizing us to repurchase up to a maximum of $25.0 million of our shares of common stock through December 31, 2022. On December 15, 2022, our board of directors approved the extension of the program for the remaining balance of $13.7 million and approved additional repurchases of $50.0 million, each through December 31, 2024 of which $63.4 million remains as of December 31, 2023. Repurchases may be made at management’s discretion from time to time in the open market, through privately negotiated transactions or pursuant to a trading plan subject to market conditions, applicable legal requirements and other factors. There can be no assurance that we would buy shares of our common stock or the timeframe for repurchases under our stock repurchase program or that any repurchases would have a positive impact on our stock price or earnings per share.
Additionally, the Inflation Reduction Act of 2022 was recently signed into law, which, among other things, imposed a new 1% excise tax on the fair market value of stock redeemed or repurchased by publicly traded corporations on or after January 1, 2023, subject to certain exceptions. If we redeem or repurchase shares of our stock in the future under our current stock repurchase program or otherwise, we could be subject to this excise tax, unless the redemptions or repurchases qualify for any of the exceptions that are provided in the Inflation Reduction Act or in future regulations or rules. Any such excise tax would be a liability and could increase the amount of tax that we are required to pay.
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
Our amended and restated certificate of incorporation provides to the fullest extent permitted by law that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers or other employees to the Company or our stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (“DGCL”), or any action asserting a claim governed by the internal affairs doctrine. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us or our directors, officers and other employees. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions. The exclusive forum provision in our amended and restated certificate of incorporation does not apply to actions arising under the federal securities laws and will not preclude or contract the scope of exclusive federal or concurrent jurisdiction for actions brought under the federal securities laws including the Securities Exchange Act of 1934, as amended, or the Securities Act of 1933, as amended, or the respective rules and regulations promulgated thereunder.
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

While we have completed significant steps in our remediation, management will continue to implement its remediation plan, including its determination if additional updates are appropriate in the remediated actions noted above and through taking additional actions to remediate the material weaknesses in internal control over financial reporting, which include but are not limited to performing and implementing a user role redesign for certain systems, using third-party assistance to assess training needs, and expanding available resources at the Company with the appropriate experience. The material weaknesses will not be considered remediated until the remediation actions, including those noted above and any others determined appropriate have been completed and have operated effectively for a sufficient period of time. The Company is committed to validating that changes made are operating as intended within our remediation plan, and with the actions already taken and our planned remediation steps, when fully implemented and operated consistently, we believe we will remediate the material weaknesses.
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
Our policies, procedures, controls and oversight to monitor and manage our enterprise risks may not be fully effective in achieving their purpose and may leave us exposed to identified or unidentified risks. Past or future misconduct by our employees or vendors could result in violations of law by us, regulatory sanctions and/or serious reputational or financial harm to us. We monitor our policies, procedures and controls; however, there can be no assurance that these will be sufficient to prevent all forms of misconduct. We review our compensation policies and practices as part of our overall enterprise risk management program, but it is possible that our compensation policies could incentivize inappropriate risk taking or misconduct. If such inappropriate risks or misconduct occurs, it is possible that it could have a material adverse effect on our business, financial condition and results of operations.
We have incurred impairment charges for goodwill, and could incur impairment charges for intangible assets or other long-lived assets.
At least annually, we review goodwill, trademarks and trade names for impairment. Long-lived assets, identifiable intangible assets and goodwill are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates and/or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our financial position or results of operations.
Refer to Note 2 - Significant Accounting Policies and Note 7 - Goodwill and Intangible Assets of Notes to Consolidated Financial Statements for additional information.
We may be unable to retain senior executives and attract, develop, and retain other qualified employees.
Our success depends in part on our ability to attract, hire, develop and retain qualified personnel. Competition for the personnel required is high. We may be unsuccessful in attracting and retaining the personnel needed to conduct operations successfully. In this event, our business could be materially and adversely affected. In addition, the loss of members of our senior management team could impair our ability to execute our business plan and could have a material and adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity risk management is a major component of our overall risk management systems and processes. We have a cybersecurity program and governance structure designed to identify and manage cybersecurity risks and threats. The program encompasses a comprehensive framework that begins with a clear governance structure comprised of our Chief Technical Officer (CTO), Director of Internal Audits, and Senior Director of Compliance, ensuring a holistic approach to risk management. Regular reporting mechanisms to the board and senior management keep all stakeholders informed about the evolving cyber risk landscape and the program's effectiveness.
The program includes a well-defined risk assessment and analysis process, identifying critical digital assets, conducting thorough threat and vulnerability assessments, and quantifying risks based on potential impact and likelihood. This information prioritizes risks, allowing us to allocate resources effectively and focus on mitigating the most significant threats. Policies and procedures form the foundation of the cyber risk management program, with comprehensive guidelines covering data protection, access controls, incident response, and employee training. Security controls, such as robust identity governance and access controls, AI-based email security solutions, endpoint protection, and network security measures, are implemented to fortify our defenses. An effective incident response plan ensures a swift and coordinated response to security incidents, minimizing potential damages. Continuous monitoring through MDR (Managed Detect and Respond) solutions and staying informed about the latest threat intelligence feeds enhance our ability to detect and respond to evolving cyber threats.
As part of our cybersecurity program, we assess the cybersecurity posture of our third-party vendors and partners to ensure they meet our security standards. This includes due diligence during the vendor selection and periodic evaluations throughout our partnerships. Third-party risk management, compliance adherence, and the consideration of cyber insurance contribute to a holistic and proactive approach to cyber risk management. Regular reviews and updates to the program ensure its relevance and effectiveness in the face of emerging threats, fostering a culture of continuous improvement and resilience.
We have not identified any risks from cybersecurity threats including those ones resulted from previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.
Item 2. Properties
We own the property at 8 of our locations and lease the remaining 16 properties. We also own the property for one additional location expected to open in March 2024. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 3 to 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs. We believe that our properties are suitable and adequate for present purposes, and that the productive capacity in such properties is substantially being utilized.
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
Item 4. Mine Safety Disclosures
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Currently, our shares of common stock are listed on the Nasdaq Capital Market under the symbol “GORV”.
As of March 8, 2024, there were 47 holders of record of our shares of common stock and 4 holders of record of our shares of Series A Preferred Stock.
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
Recent Sales of Unregistered Securities
During the quarter ended December 31, 2023, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer
As of December 31, 2023, we had $63.4 million of remaining availability to purchase our common stock pursuant to a plan that expires on December 31, 2024. No repurchases were made during the year ended December 31, 2023.
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

Business Overview
We operate recreational vehicle dealerships and offer a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, and after-market parts and accessories. During the second quarter of 2023 we closed the campground facilities at our Tampa, Florida location. In the third quarter of 2023, we closed our dealerships at the Maryville and Burns Harbor locations.

We operate 24 dealerships in 15 states and expect to open an additional dealership in March 2024. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Item 1. Business for additional details.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 6,000 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 1,300 people at our 24 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states, except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we use customer relationship management tools and analytics to actively engage, market and sell our products and services.

In January 2024, we launched a complete rebranding effort with new websites, logos, fonts and colors, as well as a new stock symbol ("GORV"). We belive these rebranding efforts will enhance our digital retail experience, particularly on mobile devices, which account for over 80% of our website traffic.

Results of Operations

For the year ended December 31, 2023, we reported a net loss of $110.3 million, or $8.45 per diluted share. For the year ended December 31, 2022, we reported net income of $66.4 million, or $2.42 per diluted share.

(In thousands, except vehicle and per vehicle data)	Year Ended December 31,		Change	% Change
	2023	2022
Revenue
New vehicle retail	$631,748	$777,807	$(146,059)	(18.8)%
Pre-owned vehicle retail	323,258	394,582	(71,324)	(18.1)%
Vehicle wholesale	8,006	21,266	(13,260)	(62.4)%
Finance and insurance	62,139	75,482	(13,343)	(17.7)%
Service, body and parts and other	57,596	57,824	(228)	(0.4)%
Total revenue	$1,082,747	$1,326,961	$(244,214)	(18.4)%

Gross profit
New vehicle retail	$79,437	$145,491	$(66,054)	(45.4)%
Pre-owned vehicle retail	63,764	93,017	(29,253)	(31.4)%
Vehicle wholesale	(172)	(354)	182	(51.4)%
Finance and insurance	59,592	72,753	(13,161)	(18.1)%
Service, body and parts and other	29,873	30,167	(294)	(1.0)%
LIFO	(3,752)	(12,383)	8,631	(69.7)%
Total gross profit	$228,742	$328,691	$(99,949)	(30.4)%

Gross profit margins
New vehicle retail	12.6%	18.7%	(610)	bps
Pre-owned vehicle retail	19.7%	23.6%	(390)	bps
Vehicle wholesale	(2.2)%	(1.7)%	(50)	bps
Finance and insurance	95.9%	96.4%	(50)	bps
Service, body and parts and other	51.9%	52.2%	(30)	bps
Total gross profit margin	21.1%	24.8%	(370)	bps
Total gross profit margin (excluding LIFO)	21.5%	25.7%	(420)	bps

Retail units sold
New vehicle retail	7,269	8,603	(1,334)	(15.5)%
Pre-owned vehicle retail	5,018	5,409	(391)	(7.2)%
Total retail units sold	12,287	14,012	(1,725)	(12.3)%

Average selling price per retail unit
New vehicle retail	$86,910	$90,411	$(3,501)	(3.9)%
Pre-owned vehicle retail	64,420	72,949	(8,529)	(11.7)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$10,928	$16,912	$(5,984)	(35.4)%
Pre-owned vehicle retail	12,707	17,197	(4,490)	(26.1)%
Finance and insurance	4,850	5,192	(342)	(6.6)%
NM - Not meaningful
Same Store Results of Operations
We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in November 2022 would be included in same store operating data beginning in December 2023, after its first complete comparable month of operations. The fourth quarter operating results for the same store comparisons would include results for that store for both comparable periods. We believe that this measure provides meaningful information on our performance and operating results. However, readers should know that this financial metric has no standardized meaning and may not be comparable to similar measures presented by other companies.

(In thousands, except vehicle and per vehicle data)	Year Ended December 31,		Change	% Change
	2023	2022
Revenues
New vehicle retail	$557,176	$731,572	$(174,397)	(23.8)%
Pre-owned vehicle retail	290,242	378,117	(87,875)	(23.2)%
Vehicle wholesale	7,567	21,167	(13,600)	(64.2)%
Finance and insurance	54,395	71,899	(17,504)	(24.3)%
Service, body and parts and other	51,392	55,603	(4,211)	(7.6)%
Total revenues	$960,772	$1,258,358	$(297,586)	(23.6)%

Gross profit
New vehicle retail	$69,710	$137,016	$(67,306)	(49.1)%
Pre-owned vehicle retail	56,773	88,854	(32,081)	(36.1)%
Vehicle wholesale	(171)	(354)	183	NM
Finance and insurance	52,132	69,285	(17,153)	(24.8)%
Service, body and parts and other	26,593	29,109	(2,516)	(8.6)%
LIFO	(3,752)	(12,383)	8,631	NM
Total gross profit	$201,285	$311,527	$(110,242)	(35.4)%

Gross profit margins
New vehicle retail	12.5%	18.7%	(620)	bps
Pre-owned vehicle retail	19.6%	23.5%	(390)	bps
Vehicle wholesale	(2.3)%	(1.7)%	(60)	bps
Finance and insurance	95.8%	96.4%	(60)	bps
Service, body and parts and other	51.7%	52.4%	(70)	bps
Total gross profit margin	21.0%	24.8%	(380)	bps
Total gross profit margin (excluding LIFO)	21.3%	25.7%	(440)	bps

Retail units sold
New vehicle retail	6,142	7,867	(1,725)	(21.9)%
Pre-owned vehicle retail	4,362	5,049	(687)	(13.6)%
Total retail units sold	10,504	12,916	(2,412)	(18.7)%

Average selling price per retail unit
New vehicle retail	$90,716	$92,993	$(2,277)	(2.4)%
Pre-owned vehicle retail	66,539	74,889	(8,350)	(11.1)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$11,350	$17,417	$(6,067)	(34.8)%
Pre-owned vehicle retail	13,015	17,598	(4,583)	(26.0)%
Finance and insurance	4,963	5,364	(401)	(7.5)%
NM - Not meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 96.0% of the new vehicles that we sold in 2023, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $146.1 million, or 18.8%, in 2023 compared to 2022 due primarily to a 15.5% decrease in units sold and a decrease of 3.9% in the average selling price per retail unit. The decrease in units sold was primarily due to a contracting market coming off of a robust 2022.

New vehicle gross profit decreased $66.1 million, or 45.4%, in 2023 compared to 2022, primarily due to less units sold combined with a $5,984 decrease in gross profit per unit. As inventories continued to normalize and overall sales declined, we discounted towards the end of 2023 ahead of the new model year change to generate sales, which led to the decline in gross profit per unit.

On a same store basis, new vehicle revenue decreased $174.4 million, or 23.8%, in 2023 compared to 2022, due primarily to a 21.9% decrease in retail units sold and a 2.4% decrease in average selling prices.

On a same store basis, new vehicle gross profit decreased $67.3 million, or 49.1%, in 2023 compared to 2022, due primarily to less units sold and a 34.8% decrease in gross profit per unit, excluding LIFO.

Although supply chain and inventory continued to normalize in 2023, our stores focused on positioning themselves for 2024 and 2025 model year inventory by discounting 2022 and 2023 model year units. We ended the fourth quarter of 2023 with approximately 62% of our units being 2024 model year, 36% being 2023 model year and only 2%, or approximately 104 units being 2022 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are currently a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a used to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional used RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a used to new ratio of 0.73:1 in 2023.

Pre-owned vehicle retail revenue decreased $71.3 million, or 18.1%, in 2023 compared to 2022 due primarily to a 7.2% decrease in retail units sold and a 11.7% decrease in average selling price per retail unit. The decrease in retail units sold was primarily due to a contracting market coming off of a robust 2022.

Pre-owned vehicle retail gross profit decreased $29.3 million, or 31.4%, in 2023 compared to 2022 due primarily to fewer units sold, combined with lower gross profit per unit. The decline in gross profit per unit was primarily due to supply normalizing after increased demand during 2022 saw inventories depleted, which led to higher margins in 2022.

On a same store basis, pre-owned vehicle retail revenue decreased $87.9 million, or 23.2% in 2023 compared to 2022 due primarily to a 11.1% decrease in average selling prices and a 13.6% decrease in retail units sold.

Pre-owned vehicle retail gross profits on a same store basis decreased $32.1 million, or 36.1% in 2023 compared to 2022. This decrease was a result of a 13.6% decrease in units sold, combined with a 26.0% decrease in gross profit per unit, excluding LIFO.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased 17.7% during 2023 compared to 2022, primarily due to a 12.3% decrease in total retail units sold and an 6.6% decrease in average F&I gross profit per unit. The decrease in average F&I gross profit per unit was primarily due to a higher volume of chargebacks during the year.

On a same store basis, F&I revenue decreased 24.3% primarily due to a decrease in total retail units sold of 18.7% and a 7.5% decrease in average F&I gross profit per unit, excluding LIFO.

Certain information regarding our F&I operations was as follows:

	Year Ended December 31,
	2023	2022	Change		% Change
Overall
F&I per unit	$4,850	$5,192	$(342)		(6.6)%
F&I penetration rate	61.1%	64.3%	(320)	bps

Same store
F&I per unit	$4,963	$5,364	$(401)		(7.5)%
F&I penetration rate	61.1%	65.0%	(390)	bps

Service, Body and Parts and Other
With more than 400 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 300 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform original equipment manufacturer (“OEM”) warranty repairs for most RV components. Earnings from service, body and parts and other have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one.

Service, body and parts and other is a strategic area of focus and an area of opportunity to grow additional earnings.

Our service, body and parts and other revenue and gross profit decreased 0.4% and 1.0%, respectively, in 2023 compared to 2022. The decreases in revenue and gross profit were primarily due to the closure of the campground in the second quarter of 2023, partially offset by acquisitions and greenfields, combined with more units in operation and increases in warranty rates.

Our same store service, body and parts and other revenue and gross profit decreased 7.6% and 8.6%, respectively, during 2023 compared to 2022.

Depreciation and Amortization

Depreciation and amortization was as follows:

	Year Ended December 31,
	2023	2022	Change	% Change
($ in thousands)
Depreciation and amortization	$18,512	$16,758	$1,754	10.5%

The increase in depreciation and amortization in 2023 compared to 2022 was primarily related to the increase in Property and equipment as a result of acquisitions, the expansion of several dealerships and the opening of new stores.

Selling, General and Administrative

Selling, general, and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Year Ended December 31,
	2023	2022	Change		% Change
($ in thousands)
SG&A expense	$198,962	$222,218	$(23,256)		(10.5)%
SG&A as percentage of gross profit	87.0%	67.6%	1,940	bps

Stock-based compensation included in SG&A	$2,249	$2,813	$(564)		(20.0)%

The decrease in SG&A in 2023 compared to 2022 was primarily related to decreased marketing expenses, reduced headcount and lower commissions paid due to fewer units sold. Offsetting the decrease was an impairment charge of $0.6 million in the first quarter of 2023 related to the write-off of capitalized software that we determined we would not utilize.

The increase in SG&A as a percentage of gross profit in 2023 compared to 2022 was primarily related to lower gross profit and the impairment charge mentioned above.

Goodwill Impairment

As discussed in Note 1 - Significant Accounting Policies to our Consolidated Financial Statements, we recognized a goodwill impairment charge of $118.0 million in 2023.

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Year Ended December 31,
	2023	2022	Change	% Change
($ in thousands)
Floor plan interest expense	$24,820	$8,596	$16,224	188.7%

The increase in floor plan interest expense in 2023 compared to 2022 is due to increased interest rates and an increase in acquisition volume.

Other Interest Expense

	Year Ended December 31,
	2023	2022	Change	% Change
($ in thousands)
Other interest expense	$10,062	$7,996	$2,066	25.8%

The increase in other interest expense in 2023 compared to 2022 was primarily due to higher revolver balances outstanding and mortgages obtained during the third quarter of 2023.

Change in Fair Value of Warrant Liabilities

Change in fair value of warrant liabilities represents the mark-to-market fair value adjustments to the outstanding PIPE warrants issued in connection with our SPAC merger in March 2018. The fair value of the warrants fluctuated with changes in the value of our common stock. All of the warrants were exercised or expired during the first quarter of 2023 and, accordingly, as of December 31, 2023, no PIPE warrants remained outstanding.

	Year Ended December 31,
	2023	2022	Change	% Change
($ in thousands)
Change in fair value of warrant liabilities	$856	$12,453	$(11,597)	(93.1)%

Income Tax Expense

Income tax benefit (expense) was as follows:

	Year Ended December 31,
	2023	2022	Change	% Change
($ in thousands)
Income tax benefit (expense)	$30,462	$(19,183)	$49,645	258.8%
Effective tax rate	(21.6)%	22.4%

The income tax benefit (expense) differs from the statutory rate primarily as a result of state income taxes and the impairment of Goodwill that took place in the fourth quarter of 2023. The effective tax rate was lower in 2023 compared to 2022 due to the effect of fair value adjustments related to Goodwill. Goodwill was fully impaired as of December 2023 and therefore will no longer have a meaningful impact on our effective tax rate.
Liquidity and Capital Resources

Our principal needs for liquidity and capital resources are for capital expenditures and working capital as well as for growth through acquisitions and greenfielding. We have historically satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities as well as occasional sale-leaseback arrangements. In addition to these sources of liquidity, potential sources to fund our business strategy include financing of owned real estate, construction loans, and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending upon overall capital needs and the availability and cost of capital,although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

As of December 31, 2023 we had cash of $58.1 million and our revolver was fully drawn. We hold approximately $109.9 million of real estate financed under our $35.0 million mortgage facility that we estimate could provide $47.5 million of additional liquidity at an estimated 75% loan to value as we refinance these properties. We also have other unencumbered real estate that we estimate can generate additional liquidity of approximately $18 million through financing transactions.

Cash Flow Summary

	Year Ended December 31,
($ in thousands)	2023	2022
Net income (loss)	$(110,266)	$66,393
Non cash adjustments, net	108,171	9,048
Changes in operating assets and liabilities	(34,385)	(147,401)
Net cash used in operating activities	(36,480)	(71,960)

Net cash used in investing activities	(192,964)	(54,542)
Net cash provided by financing activities	225,842	90,069
Net decrease in cash	$(3,602)	$(36,433)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of December 31, 2023, our new vehicle days’ supply was 380 days which was 130 days higher than our days’ supply as of December 31, 2022. As of December 31, 2023, our days’ supply of pre-owned vehicles was 132 days, which was 54 days higher than our days’ supply at December 31, 2022. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and used vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, a reconciliation of adjusted net cash provided by operating activities, a non-GAAP financial measure to net cash provided by operating activities, is presented below:

	Year Ended December 31,
(In thousands)	2023	2022	Change
Net cash used in operating activities, as reported	$(36,480)	$(71,960)	$35,480
Net borrowings on floor plan notes payable	98,530	148,180	(49,650)
Minus borrowings on floor plan notes payable associated with acquired new inventory	(28,751)	—	(28,751)
Net cash provided by operating activities, as adjusted	$33,299	$76,220	$(42,921)

Investing Activities
During 2023, net cash used in investing activities of $193.0 million was primarily for $97.7 million spent on acquisitions of 5 dealerships in Nevada, Tennessee, Colorado, Utah and Arizona as disclosed in Note 3 to the consolidated financial statements, as well as $95.2 million for the purchase of property and equipment related to the construction of our greenfield locations in Iowa, Florida, Ohio and Arizona.

Financing Activities
During 2023, significant financing activities included $98.5 million of net borrowings under our M&T bank floor plan, $49.5 million of borrowings under M&T revolving credit facility, and $64.0 million of proceeds from the issuance of long-term debt, which included $35.0 million of proceeds is from the Coliseum Loan and $29 million of proceeds from the Murfreesboro and Knoxville mortgages. In addition, there was $30.5 million of proceeds from the exercise of warrants.

Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements are capital to maintain our current operations. We may also use our resources for the funding of potential acquisitions or development of bare land for future dealerhsip locations. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will primarily be financed using the M&T floorplan facility. Cash used for capital expenditures and acquisitions will also be dependent upon operational cash flows.

Long-Term Material Cash Requirements
Beyond the next twelve months, our principal demands for funds will be for maintenance of our core business, and continued growth through acquisitions. Additional funds may be spent on technology and efficiency investments, at our discretion.

We expect to meet our long-term liquidity requirements primarily through current cash on hand and cash generated by operations. We may obtain lease or mortgage financing for land purchased and the additional costs of building out dealership on these properties. Additionally, we have approximately $109.9 million of property encumbered by our $35.0 million Coliseum Loan that we estimate we can refinance at higher loan-to-value ratios and lower interest rates, similar to other properties we financed in 2023. We also have other unencumbered real estate that we estimate can generate additional liquidity of approximately $18.0 million through financing transactions.

For short-term and long-term cash requirements, we believe that our cash flows from operations, combined with our current cash levels, will be adequate to support our ongoing operations and to fund our operating and growth requirements for the next twelve months, as well as beyond the next twelve months. We believe that we have access to additional funds, if needed, through the capital markets under the current market conditions, but we cannot guarantee that such financing will be available on favorable terms, or at all.

M&T Credit Facility

On February 21, 2023, we amended our Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to: (i) increase the capacity under the Floor Plan Line of Credit to up to $525.0 million from $327.0 million and increase the capacity under the M&T Revolving Credit Facility to up to $50.0 million from $25.0 million; (ii) remove the Mortgage Loan Facility and Term Loan Facility; (iii) extend the term of the Floor Plan Line of Credit and the Revolving Credit to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the M&T Revolving Credit Facility; and (v) remove certain guarantors.

At the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At December 31, 2023, there was $446.8 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.48% and $49.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.35%. We were not in compliance with our financial and restrictive covenants at December 31, 2023 as we exceeded our total leverage ratio of 3.00, but received a waiver from M&T Bank through the second quarter of 2024, and modified covenants through the fourth quarter of 2024.

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

The M&T Revolving Credit Facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 2.90% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 1.90% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Revolving Credit Facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the M&T Revolving Credit Facility.

On March 8, 2024, LDRV Holdings Corp, Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, together with certain other subsidiary entities entered into the First Amendment to Second Amended and Restated Credit Agreement and Consent with Manufacturers and Traders Trust Company as Administrative Agent and other financial institutions as loan parties (the "Amendment"), to waive and modify certain covenants. This includes waiving the net leverage ratio from the fourth quarter of 2023 through the second quarter of 2024, current ratio for the fourth quarter of 2023, and fixed charge coverage ratio for the first and second quarters of 2024. Additionally, an additional tier was added to the definition of applicable margin of the Credit Facilities, setting forth the applicable interest rates corresponding to a total net leverage ratio of 3.00 . This new tier is applicable to the Company as of March 8, 2024.

Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.
Coliseum Term Loan
On December 29, 2023, we entered into a $35 million term loan (the "Loan") with the Lender, with a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum currently hold 57% of LazyDays common stock (calculated as if the preferred stock has been converted into common stock) as of December 31, 2023 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs.

Under the terms of the Loan, for any repayments and prepayments that occur prior to January 1, 2025, we will owe a prepayment penalty of 1% on the outstanding principal balance being repaid and a make whole premium equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2% on the outstanding principal balance being repaid.

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of December 31, 2023, we were not in compliance with all of the covenants with M&T Bank as we exceed our maximum leverage covenant, however the cross default was waived for the period ended December 31, 2023.

Summary
Long-term debt was as follows:

	As of December 31, 2023			As of December 31, 2022
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Total long-term debt	$64,870	$(2,300)	$62,570	$13,787	$(49)	$13,738
Less: current portion	1,141	—	1,141	3,607	—	3,607
Long-term debt, non-current	$63,729	$(2,300)	$61,429	$10,180	$(49)	$10,131

Inflation

We have experienced higher than normal RV retail and wholesale price increases as manufacturers have passed through increased supply chain costs in their pricing to dealers. We monitor the health of our inventory and focus on discounting prior model year units as needed. While we anticipate the pricing of many 2025 model year units to be lower than 2023 and 2024 model year units, we cannot accurately anticipate the effect of inflation on our operations from possible continued cost increases, the full impact of the introduction of 2025 model year units into inventory and the related pricing of those units, consumers’ willingness to accept higher prices and the potential impact on retail demand and margins.

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

We believe that, of our significant accounting policies (see Note 2 of the consolidated financial statements included in this Form 10-K), the following policies are the most critical:

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, LIFO adjustments and the allowance for doubtful accounts.

Impairment of Goodwill and Intangible Assets
Goodwill and indefinite life intangible assets are not amortized but are tested annually as of our annual impairment assessment date, or more frequently if events or changes in circumstances indicate that the assets might be impaired. In assessing the recoverability of goodwill indefinite life intangible assets, we must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. For goodwill, our assessment is performed at the reporting unit level, and we have determined that we operate as a single reporting unit. The goodwill impairment test compares the fair value of the reporting unit to the carrying amount, including goodwill. If the fair value of the reporting unit is less than the carrying amount, an impairment charge is recorded for the difference, limited to the total amount of goodwill allocated to that reporting unit.

Similarly, for the impairment evaluation for indefinite life intangible assets, which includes our trade names, we determine whether the estimated fair value of the indefinite-lived intangible asset is less than its carrying value. We calculate the estimated fair value of the indefinite-lived intangible asset and compare it to the carrying value. Fair value is estimated primarily using future discounted cash flow projections in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. We also annually evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

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
35

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated March 12, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.
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
Goodwill Impairment Testing
As described in Notes 2 and 7 to the consolidated financial statements, goodwill is evaluated at least annually for impairment and more often whenever changes in facts and circumstances may indicate that the carrying value may not be recoverable. The Company tests goodwill for impairment by comparing the estimated fair value of the Company’s single reporting unit to its carrying value. When the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded, not to exceed the carrying amount of goodwill. The Company tested goodwill for impairment on its annual test date of September 30 and concluded that goodwill was not impaired as of that date. During the fourth quarter of 2023, the Company concluded changes in facts and circumstances indicated that the carrying value of goodwill may not be recoverable; consequently the Company performed an interim test of goodwill for impairment at December 31 and concluded that goodwill was fully impaired, resulting in an impairment charge of $118.0 million for the year ended December 31, 2023. The Company estimated the fair value of its single reporting unit at September 30 using an income approach with a reconciliation of the concluded fair value to the market capitalization of the Company with consideration of a reasonable control premium. The Company estimated the fair value of its single reporting unit at December 31 using an equity capitalization market approach with a reconciliation of the concluded fair value to the market capitalization of the Company with consideration of a reasonable control premium.

We identified the Company’s annual goodwill impairment test at September 30 and its interim impairment test at December 31 as a critical audit matter because of the significant estimates and assumptions management made in determining the fair value of the single reporting unit at each testing date, including the projected revenue, operating margins and discount rate used in the income approach in the September 30 impairment test and the selected control premium used in the reconciliation to the market capitalization of the Company in both impairment tests. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort, including the use of our valuation specialists, due to the impact these assumptions have on the accounting estimate.

Our audit procedures related to the Company’s annual goodwill impairment test as of September 30, 2023 and the interim goodwill impairment test as of December 31, 2023 included the following, among others:
•We tested the mathematical accuracy of the models used by management to estimate the fair value of the Company’s single reporting unit at both the annual and interim test dates and tested the source data for accuracy and completeness by agreeing such information to the underlying support.

•We tested the reasonableness of management’s revenue and operating margin projections used in the income approach by comparing to management’s forecasts to historical results of the Company and external market and industry data.

•We utilized valuation specialists to assist in the following procedures, among others:
◦Evaluating the reasonableness of the discount rate used by management in the income approach by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
◦Calculating an average and median control premium based upon independently sourced market data and comparing the results to the control premium utilized by management.
/s/ RSM US LLP
We have served as the Company’s auditor since 2021.
Tampa, Florida
March 12, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.
Opinion on the Internal Control Over Financial Reporting
We have audited Lazydays Holdings, Inc.’s (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2023 and 2022, and the related consolidated statement of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023 of the Company and our report dated March 12, 2024 expressed an unqualified opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

•There were deficiencies in the design and implementation of information technology general controls (ITGCs) in the areas of user access, program change management and security administration that are relevant to preparation of the financial statements. As a result, IT dependent manual and automated controls that rely on the affected ITGCs, or information from the IT systems with affected ITGCs were also ineffective.
•Resource turnover in the fourth quarter resulted in the lack of sufficient evidence to support the effective performance of the Company’s internal control over financial reporting across all transaction cycles of the financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2023 consolidated financial statements, and this report does not affect our report dated March 12, 2024 on those consolidated financial statements.
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
/s/ RSM US LLP

Tampa, Florida
March 12, 2024

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	As of December 31,
	2023	2022
ASSETS
Current assets
Cash	$58,085	$61,687
Receivables, net of allowance for doubtful accounts of $479 and $476	22,694	25,053
Inventories	456,087	378,881
Income tax receivable	7,419	7,912
Prepaid expenses and other	2,614	3,316
Total current assets	546,899	476,849
Property and equipment, net of accumulated depreciation of $46,098 and $35,275	265,726	158,991
Operating lease right-of-use assets	26,377	26,984
Goodwill	—	83,460
Intangible assets, net	80,546	81,665
Other assets	2,750	2,769
Deferred income tax asset	15,444	—
Total assets	$937,742	$830,718
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$15,144	$10,843
Accrued expenses and other current liabilities	29,160	27,875
Dividends payable	—	1,210
Income tax payable	3	—
Floor plan notes payable, net of debt discount	446,783	348,735
Financing liability, current portion	2,473	2,281
Long-term debt, current portion	1,141	3,607
Operating lease liability, current portion	5,276	5,074
Total current liabilities	499,980	399,625
Long-term liabilities
Financing liability, non-current portion, net of debt discount	91,401	89,770
Revolving line of credit	49,500	—
Long term debt, non-current portion, net of debt discount	61,429	10,131
Operating lease liability, non-current portion	22,242	22,755
Deferred income tax liability	—	15,536
Warrant liabilities	—	906
Total liabilities	724,552	538,723
Commitments and contingencies
Series A convertible preferred stock; 600,000 shares, designated, issued, and outstanding and liquidation preference of $60,000 as of December 31, 2023 and December 31, 2022.	56,193	54,983
Stockholders’ equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized;	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,477,019 and 14,515,253 shares issued and 14,064,797 and 11,112,464 shares outstanding as of December 31, 2023 and December 31, 2022, respectively.	—	—
Additional paid-in capital	165,988	130,828
Treasury stock, at cost, 3,412,222 and 3,402,789 shares as of December 31, 2023 and December 31, 2022, respectively.	(57,128)	(57,019)
Retained earnings	48,137	163,203
Total stockholders’ equity	156,997	237,012
Total liabilities and stockholders’ equity	$937,742	$830,718
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands except share and per share data)

	Year Ended December 31,
	2023	2022
Revenue
New vehicle retail	$631,748	$777,807
Pre-owned vehicle retail	323,258	394,582
Vehicle wholesale	8,006	21,266
Finance and insurance	62,139	75,482
Service, body and parts and other	57,596	57,824
Total revenue	1,082,747	1,326,961

Cost applicable to revenue
New vehicle retail	552,311	632,316
Pre-owned vehicle retail	259,494	301,565
Vehicle wholesale	8,178	21,620
Finance and insurance	2,547	2,729
Service, body and parts, other	27,723	27,657
LIFO	3,752	12,383
Total cost applicable to revenue	854,005	998,270
Gross profit	228,742	328,691

Depreciation and amortization	18,512	16,758
Selling, general, and administrative expenses	198,962	222,218
Goodwill impairment	117,970	—
(Loss) income from operations	(106,702)	89,715
Other income (expense)
Floor plan interest expense	(24,820)	(8,596)
Other interest expense	(10,062)	(7,996)
Change in fair value of warrant liabilities	856	12,453
Total other expense, net	(34,026)	(4,139)
(Loss) income before income tax expense	(140,728)	85,576
Income tax benefit (expense)	30,462	(19,183)
Net (loss) income	(110,266)	66,393
Dividends on Series A convertible preferred stock	(4,800)	(4,801)
Net (loss) income and comprehensive (loss) income attributable to common stock and participating securities	$(115,066)	$61,592

EPS:
Basic	$(8.41)	$3.47
Diluted	$(8.45)	$2.42
Weighted average shares outstanding:
Basic	13,689,001	11,701,302
Diluted	13,689,001	12,797,796
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands except share data)

	Common Stock		Treasury Stock		Additional Paid-In capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at December 31, 2021	13,694,417	$—	707,312	$(12,515)	$121,831	$96,810	$206,126
Stock-based compensation	—	—	—	—	2,813	—	2,813
Repurchase of treasury stock	—	—	2,695,477	(44,504)	—	—	(44,504)
Conversion of warrants and options	753,951	—	—	—	10,067	—	10,067
Shares issued pursuant to the Employee Stock Purchase Plan	66,885	—	—	—	918	—	918
Dividends on Series A preferred stock	—	—	—	—	(4,801)	—	(4,801)
Net income	—	—	—	—	—	66,393	66,393
Balance at December 31, 2022	14,515,253	—	3,402,789	(57,019)	130,828	163,203	237,012
Stock-based compensation	—	—	—	—	2,249	—	2,249
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Conversion of warrants, options and restricted stock units	2,911,803	—	—	—	31,876	—	31,876
Shares issued pursuant to the Employee Stock Purchase Plan	49,963	—	—	—	413	—	413
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	—	(4,800)	(4,800)
Net loss	—	—	—	—	—	(110,266)	(110,266)
Balance at December 31, 2023	17,477,019	$—	3,412,222	$(57,128)	$165,988	$48,137	$156,997
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022
Cash Flows From Operating Activities
Net (loss) income	$(110,266)	$66,393
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Stock-based compensation	2,249	2,813
Bad debt expense	12	(526)
Depreciation and amortization of property and equipment	10,954	9,480
Amortization of intangible assets	7,558	7,278
Amortization of debt discount	312	431
Non-cash lease expense	296	173
Loss (gain) on sale of property and equipment	28	(20)
Goodwill Impairment	117,970	—
Deferred income taxes	(30,980)	1,872
Change in fair value of warrant liabilities	(856)	(12,453)
Impairment charges	629	—
Changes in operating assets and liabilities:
Receivables	2,347	6,512
Inventories	(42,901)	(127,594)
Prepaid expenses and other	450	(613)
Income tax receivable/payable	492	(6,725)
Other assets	(199)	(1,146)
Accounts payable and Accrued expenses and other current liabilities	5,425	(17,835)
Total Adjustments	73,786	(138,353)
Net Cash Used In Operating Activities	(36,480)	(71,960)
Cash Flows From Investing Activities
Cash paid for acquisitions, net of cash received	(97,727)	(14,694)
Proceeds from sales of property and equipment	—	36
Purchases of property and equipment	(95,237)	(39,884)
Net Cash Used In Investing Activities	(192,964)	(54,542)
Cash Flows From Financing Activities
Net borrowings under M&T bank floor plan	98,530	148,180
Borrowings under revolving line of credit	49,500	—
Principal payments on long-term debt and finance liabilities	(11,130)	(29,657)
Proceeds from issuance of long-term debt and finance liabilities	64,005	11,686
Debt issuance costs	(3,015)	—
Payment of dividends on Series A preferred stock	(4,800)	(4,801)
Repurchase of Treasury Stock	(109)	(44,504)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	413	918
Proceeds from exercise of warrants	30,543	5,714
Proceeds from exercise of stock options	1,283	2,418
Disgorgement of short-swing profits	622	—
Tax benefit related to stock-based awards	—	115
Net Cash Provided By Financing Activities	225,842	90,069
Net Decrease In Cash	(3,602)	(36,433)
Cash - Beginning	61,687	98,120
Cash - Ending	$58,085	$61,687
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest	$11,040	$15,558
Cash paid during the period for income taxes net of refunds received	620	23,920

Cash Paid for Amounts Included in the Measurement of Lease Liability:
Operating cash flows for operating leases	$6,810	$6,556

ROU Assets Obtained in Exchange for Lease Liabilities:
Operating leases	$4,826	$886
Finance lease	—	24
	$4,826	$910

Non-Cash Investing and Financing Activities:
Accrued dividends on Series A Preferred Stock	$—	$1,210
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)

NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS
Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc., operates recreational vehicle (“RV”) dealerships in 24 locations as follows:

Location	Number of Dealerships
Arizona	3
Colorado	3
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	1
Utah	1
Washington	1
Wisconsin	1

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
NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The Consolidated Financial Statements for the years ended December 31, 2023 and 2022 include the accounts of Lazydays Holdings, Inc. and Lazydays RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets, provision for charge-backs, LIFO adjustments and the allowance for doubtful accounts.

Cash
Cash consists of business checking accounts with our banks.

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

We receive commissions from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“charge-backs”) for financing fees, insurance or vehicle service contract commissions in the event of early termination of the contracts by our customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicle and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams. We recognized finance and insurance revenues, less the addition to the charge-back allowance as follows:

	Year Ended December 31,
	2023	2022
Gross finance and insurance revenues	$69,811	$82,226
Less charge-back allowance	(7,672)	(6,744)
Net finance and insurance revenues	$62,139	$75,482
We have an accrual for charge-backs which totaled $8.8 million and $8.2 million at December 31, 2023 and 2022, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

The current replacement costs of LIFO inventories exceeded their recorded values by $24.6 million and $20.8 million as of December 31, 2023 and 2022, respectively.

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

Useful lives range from 15 to 39 years for buildings and improvements and from 5 to 7 years for vehicles and equipment.

Goodwill and Indefinite-lived Intangible Assets
We perform an annual review for the potential impairment of the carrying value of goodwill as of September 30, or more frequently if events or circumstances indicate a possible impairment. In the third quarter of 2023, we changed the date of our annual review to October 1, 2023. This change in accounting principle was not considered to be material. For purposes of evaluating goodwill for impairment, we have one reporting unit. In evaluating goodwill for impairment, we may assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50%) that the fair value of the reporting unit is less than its carrying amount. If we bypass the qualitative assessment, or if we conclude that it is more likely than not that the fair value of the reporting unit is less than its carrying value, then we perform a quantitative impairment test by comparing the fair value of the reporting unit with its carrying amount. Qualitative factors that we consider include, for example, macroeconomic and industry conditions, overall financial performance, and other relevant entity-specific events. If the qualitative assessment is not conclusive, then a quantitative impairment analysis for goodwill is performed at the reporting unit level. We may also choose to perform this quantitative impairment analysis instead of the qualitative analysis. The quantitative impairment analysis compares the fair value of the reporting unit, determined using the income, to its recorded amount. If the recorded amount exceeds the fair value, then a goodwill impairment charge is recorded for the difference up to the recorded amount of goodwill.

Similarly, for the impairment evaluation for indefinite-lived intangible assets, which includes our trade names, we determine whether it is more likely than not that the fair value is less than the carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying value, then we perform a quantitative assessment by calculating the estimated fair value and comparing to the carrying value. Fair value is estimated primarily using the relief from royalty method, in conjunction with qualitative factors and future operating plans. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. We also annually evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization.

Our manufacturer and customer relationships are amortized over their estimated useful lives on a straight-line basis. The estimated useful lives are 8 to 15 years for both the manufacturer and customer relationships.

Vendor Allowances
As a component of our consolidated procurement program, we frequently enter into contracts with vendors that provide for payments of rebates. These vendor payments are reflected as a reduction in the carrying value of Inventory when earned or as progress is made towards earning the rebates and as a component of Costs applicable to revenue as the inventory is sold.

Certain of these vendor contracts provide for rebates that are contingent upon us meeting specified performance measures such as a cumulative level of purchases over a specified period of time. Such contingent rebates are given accounting recognition at the point at which achievement of the specified performance measures is deemed to be probable and reasonably estimable.

Impairment of Long-Lived and Definite-Lived Intangible Assets
We evaluate the carrying value of long-lived and definite lived intangible assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

When such circumstances occur, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts.

In the first quarter of 2023, we recorded an asset impairment charge totaling $0.6 million as a component of Selling, general and administrative expenses related to capitalized software for an IT project that we decided not to utilize. $0.5 million had been recorded in Prepaid and other assets on our Consolidated Balance Sheets at December 31, 2022.

We have evaluated the impacts of the triggering event as well as other factors as discussed in Note 7- Goodwill and Intangible Assets, and completed a qualitative assessment of long-lived and intangible asset impairments. As a result of this assessment, we have concluded that long-lived and intangible assets were not impaired during the years ended December 31, 2023 or 2022.

Fair Value of Financial Instruments
We determined the carrying value of Cash, Receivables, Accounts payable and Accrued expenses and other current liabilities approximate their fair values due to the short-term nature of their terms.

The carrying amount of Floor plan notes payable and amounts outstanding under our Revolving Credit Facility approximate fair value due to their short-term nature or the existence of variable interest rates that approximate prevailing market rates.

The carrying amount of other bank debt approximates fair value because the debt bears interest at a rate that approximates prevailing market rate at which we could borrow funds with similar maturities.

Cumulative Redeemable Convertible Preferred Stock
Our Series A Preferred Stock (See Note 15) is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the relative fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock.

Stock-Based Compensation
We account for stock-based compensation for employees and directors in accordance with Accounting Standards Codification (“ASC”) 718, Compensation. ASC 718 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. Under the provisions of ASC 718, stock-based compensation costs are measured at the grant date, based on the fair value of the award, and are recognized as expense over the employee’s requisite or derived service period. Forfeitures are recognized as they occur. In accordance with ASC 718, excess tax benefits realized from the exercise of stock-based awards are classified as cash flows from financing activities.

We record excess tax benefits and tax deficiencies resulting from the settlement of stock-based awards as a benefit or expense within Income taxes in the Consolidated Statements of Operations and Comprehensive Income (Loss) in the period in which they occur.

Earnings Per Share
We compute basic and diluted earnings per share (“EPS”) by dividing net earnings by the weighted average number of shares of common stock outstanding during the period.

We are required, in periods in which we have net income, to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A convertible preferred stock (“Preferred Stock”) has the right to receive dividends or dividend equivalents should we declare dividends on our common stock as if such holder of the Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A preferred stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of contingently issuable share-based compensation awards that would have been outstanding unless those additional shares would have been anti-dilutive. For the diluted EPS computation, the if-converted method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used because the Preferred Stock does not participate in losses. As such, the net loss was attributed entirely to common stockholders.
Advertising Costs
Advertising and promotion costs are charged to operations in the period incurred as a component of Selling, general and administrative expense. Advertising and promotion costs totaled $22.0 million and $30.6 million for the years ended December 31, 2023 and 2022, respectively.

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

Our policy is to classify assessments, if any, for tax related interest and penalties as a component of Income tax benefit (expense).
Vendor Concentrations
We purchase our new RVs and replacement parts from various manufacturers.

Significant manufacturers were as follows:

	Year Ended December 31,
	2023	2022
Thor Industries	41.0%	49.1%
Winnebago Industries	32.0%	29.1%
Forest River	23.0%	18.3%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement terms.

Geographic Concentrations
Revenues by state that generated 10% or more of revenues were as follows:

	Year Ended December 31,
	2023	2022
Florida	41%	44%
Tennessee	14%	14%

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

Operating lease assets represent our right to use an underlying asset for the lease term, and Operating lease liability represents our obligation to make lease payments under the lease. Lease recognition occurs at the commencement date and Operating lease liability amounts are based on the present value of lease payments over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Because most of our leases do not provide information to determine an implicit interest rate, we use our incremental borrowing rate in determining the present value of lease payments. Operating lease assets also include any lease payments made prior to the commencement date and exclude lease incentives received. Operating lease expense is recognized on a straight-line basis over the lease term. We have lease agreements with both lease and non-lease components, which are generally accounted for together as a single lease component.

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

Assets under leases that are determined to be finance leases are recorded as Property and equipment with the corresponding liability recorded as Financing liability on on Consolidated Balance Sheets.

See Note 9 and Note 10 for additional information.

Recently Issued Accounting Standards

Adopted

ASU 2021-08
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). This standard requires contract assets and contract liabilities, such as certain receivables and deferred revenue, acquired in a business combination to be recognized and measured by the acquirer on the acquisition date in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers. Generally, this new guidance will result in the acquirer recognizing contract assets and contract liabilities at the same amounts recorded by the acquiree instead of recording those balances at fair value. This standard should be applied prospectively to acquisitions occurring after the effective date. The adoption of ASU 2021-08 on January 1, 2023 did not have any effect on our Consolidated Financial Statements.

Not Yet Adopted

ASU 2020-06
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

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the impact of this guidance on our Consolidated Financial Statements.

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. This ASU requires additional disclosures and, accordingly, we do not expect the adoption of ASU 2023-09 to have a material effect on our financial position, results of operations or cash flows.
NOTE 3 – BUSINESS COMBINATIONS
During the years ended December 31, 2023 (the “2023 Acquisitions”) and 2022 (the “2022 Acquisitions”) we acquired all of the outstanding equity interest in the following entities:

2023 Acquisitions
•	February 15, 2023	Findlay RV in Las Vegas, Nevada (the “Findlay Acquisition”)
•	July 24, 2023	Buddy Gregg RVs & Motor Homes in Knoxville, Tennessee (the “Buddy Gregg Acquisition”)
•	August 7, 2023	Century RV in Longmont, Colorado (the “Century Acquisition”)
•	November 6, 2023	RVZZ LLC in St. George, Utah (the "RVzz Acquisition")
•	November 20, 2023	Orangewood RV in Surprise, Arizona (the "Orangewood Acquisition")

2022 Acquisition
•	July 23, 2022	Dave’s Claremore RV in Tulsa, Oklahoma

We incurred $2.3 million of acquisition related expenses recorded as a component of Selling, general and administrative in the year ended December 31, 2023.

Revenue and Income from operations contributed by the 2023 Acquisitions subsequent to the date of acquisition were as follows:

(In thousands)	Year ended December 31, 2023
Revenue	$46,505
Loss from operations	(651)

The following tables summarize the consideration paid and the preliminary purchase price allocation for identified assets acquired and liabilities assumed as of the acquisition dates:

	Year Ended December 31,
(In thousands)	2023	2022
Consideration paid in cash	$97,727	$14,694
Floor plan notes payable	—	8,069
Total Consideration	$97,727	$22,763

	Year Ended December 31,
(In thousands)	2023	2022
Cash	$2	$5
Inventories	34,305	9,504
Accounts receivable and prepaid expenses	—	98
Prepaid expenses and other	372	—
Property and equipment	22,480	7,353
Goodwill	34,285	4,692
Intangible assets	6,449	1,140
Total assets acquired	97,893	22,792

Accounts payable	118	—
Accrued expenses and other current liabilities	49	29
Total liabilities assumed	167	29

Net assets acquired	$97,726	$22,763

We accounted for the 2023 Acquisitions and the 2022 Acquisitions as business combinations, which requires us to record the assets acquired and liabilities assumed at fair value as of the acquisition date. The fair values of the assets acquired and liabilities assumed, which are presented in the table above, and the related acquisition accounting are based on management’s estimates and assumptions, as well as information compiled by management. Our estimates and assumptions are subject to change during the measurement period, not to exceed one year from the acquisition date.

Goodwill represents the excess of the purchase price over the estimated fair value assigned to tangible and identifiable intangible assets acquired and liabilities assumed. The primary items that generated the goodwill are the value of the synergies between us and the acquired businesses and the growth and operational improvements that drive profitability growth, neither of which qualify for recognition as a separately identified intangible asset. We expect substantially all of the goodwill related to the 2023 Acquisitions to be deductible for federal income tax purposes.

See Note 2 - Significant Accounting Policies and Note 7 - Goodwill and Intangible Assets for additional information regarding Goodwill.

The following table summarizes our allocation of the purchase price to the identifiable intangible assets acquired. The allocations are final for the 2023 Acquisitions and the 2022 Acquisitions.

	Gross Asset Amount at Acquisition Date		Weighted Average Amortization Period
(Dollars in thousands)	2023	2022	2023	2022
Customer Lists	$—	$240	—	15 years
Dealer Agreements	6,449	900	8 years	10 years

The following unaudited pro forma financial information presents consolidated information as though the 2023 Acquisitions and the 2022 Acquisitions had been consummated on January 1, 2023 and January 1, 2022, respectively.

	Year Ended December 31,
(In thousands)	2023	2022
Revenue	$112,056	$1,427,197
(Loss) income before income taxes	2,880	89,165
Net (loss) income	2,811	69,893

These amounts have been adjusted to eliminate business combination expenses, the incremental depreciation and amortization associated with the preliminary purchase price allocation as well as the income taxes for the previously un-taxed acquired entities to determine pro forma net (loss) income.
NOTE 4 – RECEIVABLES, NET

Receivables consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Contracts in transit and vehicle receivables	$14,347	$15,442
Manufacturer receivables	8,750	8,760
Finance and other receivables	76	1,327
	23,173	25,529
Less: Allowance for doubtful accounts	(479)	(476)
	$22,694	$25,053

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by our customers through financing sources arranged by us. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of Cost of revenue.

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

Inventories consisted of the following:

	As of December 31,
(In thousands)	2023	2022
New recreational vehicles	$385,001	$342,415
Pre-owned recreational vehicles	86,517	50,457
Parts, accessories and other	9,144	6,831
	480,662	399,703
Less: excess of current cost over LIFO	(24,575)	(20,822)
Total	$456,087	$378,881

NOTE 6 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Land	$76,291	$41,286
Building and improvements, including leasehold improvements	157,463	113,596
Furniture and equipment	20,364	17,503
Vehicles	2,322	1,691
Construction in progress	55,384	20,190
	311,824	194,266
Less: Accumulated depreciation and amortization	(46,098)	(35,275)
Net PP&E	$265,726	$158,991

Depreciation expense was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Depreciation	$10,954	$9,480

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Commencing with the announcement of the Rights Offering, there was a prolonged decline in our share price which did not reverse in the fourth quarter upon cancellation of the Rights Offering. This resulted in a triggering event in December. As a result of this triggering event, we performed a quantitative assessment as of December 31, 2023.

We calculated the estimated fair value of the reporting unit using an equity market capitalization approach, leveraging our outstanding share price adjusted for preferred stock equity and applying a 30% control premium. We found this method to be preferable to the income approach used in the September 30, 2023 quantitative assessment, given that we operate in a single reporting unit, and the emphasis placed on our market capitalization as a result of the depressed share price. As a result of this test, we determined that the carrying value of the reporting unit exceeded its fair value, resulting in an impairment charge of $118.0 million, which represents the entirety of the goodwill balance previously recorded. The non-cash impairment charge is recognized in the Goodwill impairment expense line for 2023 in the accompanying Consolidated Statements of Operations.

The changes in the carrying amounts of goodwill were as follows (in thousands):

Balance as of December 31, 2021	$80,318
Acquisitions	4,692
Measurement period adjustments related to prior acquisitions	(1,550)
Balance as of December 31, 2022	83,460
Acquisitions	40,735
Goodwill impairment	(117,970)
Measurement period adjustments related to current year acquisitions	(6,225)
Balance as of December 31, 2023	$—

Accumulated goodwill impairment losses were $118.0 million and $0 as of December 31, 2023 and December 31, 2022, respectively.

Detail of Intangible assets was as follows:

	As of December 31, 2023			As of December 31, 2022
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$71,849	$26,968	$44,881	$65,400	$20,346	$45,054
Customer relationships	10,395	4,893	5,502	10,395	3,993	6,402
Non-compete agreements	230	167	63	230	121	109
	82,474	32,028	50,446	76,025	24,460	51,565
Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
	$112,574	$32,028	$80,546	$106,125	$24,460	$81,665

Amortization expense related to Intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Amortization	$7,558	$7,278

Future amortization of Intangible assets is as follows:

(In thousands)
2024	$8,138
2025	8,070
2026	7,391
2027	7,080
2028	7,004
Thereafter	12,763
$50,446

As of December 31, 2023, the weighted average remaining amortization period was 10.5.

NOTE 8 – EARNING PER SHARE

The following table summarizes net (loss) income attributable to common stockholders used in the calculation of basic and diluted (loss) income per common share:

	Year Ended December 31,
	2023	2022
(In thousands except share and per share amounts)
Distributed (loss) income allocated to common stock	$—	$—
Net (loss) income attributable to common stock and participating securities used to calculate basic (loss) earnings per share	(110,266)	40,618
Net (loss) income allocated to Series A convertible preferred stock	(4,800)	20,974
Net (loss) income allocated to common stock and participating securities	$(115,066)	$61,592

Weighted average common shares outstanding	13,388,644	11,400,945
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding - basic	13,689,001	11,701,302

Weighted average common shares outstanding	13,388,644	11,400,945
Weighted average prefunded warrants	300,357	300,357
Weighted average warrants (equity)	—	534,137
Weighted average warrants (liabilities)	—	237,518
Weighted average options	—	324,839
Weighted shares outstanding - diluted	13,689,001	12,797,796

Basic (loss) income per common share	$(8.41)	$3.47
Diluted (loss) income per common share	$(8.45)	$2.42

The following common stock equivalent shares were excluded from the computation of the diluted (loss) income per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2023	2022
Stock options	139,650	245,032
Restricted stock units	238,275	72,459
Shares issuable under the Employee Stock Purchase Plan	27,266	4,517
Share equivalents excluded from EPS	405,191	322,008

NOTE 9 – FINANCING LIABILITY

We have operations at several properties that were previously sold and then leased back from the purchasers over a non-cancellable period of 20 years. The leases contain renewal options at lease termination, with three options to renew for 10 additional years each and contain a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liabilities have implied interest rates ranging from 5.0% to 7.9% and have original expiration dates between September 1, 2024 and June 1, 2025. At the conclusion of the 20-year lease period, the financing liability residual will correspond to the carrying value of the land.

The Financing liability, net of debt discount, was follows:

	As of December 31,
(In thousands)	2023	2022
Financing liability	$93,978	$92,160
Debt discount	(104)	(109)
Financing liability, net of debt discount	93,874	92,051
Less: current portion	2,473	2,281
Financing liability, non-current portion	$91,401	$89,770

Principal and interest payments made were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Principal	$2,177	$2,212
Interest	6,021	7,029

On December 29, 2022, we repurchased real estate in Nashville, Tennessee and Elkhart, Indiana that was previously leased through two finance leases for $24.5 million. Upon the repurchase, the finance leases were terminated. There were no repurchases of leased properties during the year ended December 31, 2023.

Future minimum payments required by the arrangements are as follows (in thousands):

(In thousands)	Principal	Interest	Total Payment
2024	$2,473	$6,410	$8,883
2025	2,826	6,231	9,057
2026	3,201	6,027	9,228
2027	3,616	5,797	9,413
2028	4,064	5,536	9,600
Thereafter	77,798	35,333	113,131
	$93,978	$65,334	$159,312
NOTE 10 – LEASES

We lease property, equipment and billboards throughout the U.S. primarily under thirty-five operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease right-of-use assets. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the Condensed Consolidated Balance Sheets.

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

As of December 31, 2023, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 6.2 years and 5.3%, respectively.

Operating lease costs were $6.8 million and $6.6 million for the years ended December 31, 2023 and 2022, respectively, including variable lease costs.

Future maturities of our Operating lease liability as of December 31, 2023 are as follows:

(In thousands)	Operating Leases
2024	$6,629
2025	5,618
2026	4,374
2027	4,335
2028	4,191
Thereafter	7,257
Total lease payments	32,404
Less: Imputed interest	4,886
Present value of lease liabilities	$27,518

NOTE 11 – DEBT

M&T Financing Agreement
On February 21, 2023, we amended our $369 million Senior Secured Credit Facility with M&T Bank.

The material provisions of the amendment were to (i) increase the capacity under the Floor Plan Line of Credit to up to $525 million from $327 million and increase the capacity under the Revolving Credit Facility to up to $50 million from $25 million; (ii) remove the mortgage loan facility (“Mortgage Loan Facility”) and M&T term loan facility (the “M&T Term Loan Facility”); (iii) extend the term of the M&T floor plan line of credit (the “Floor Plan Line of Credit”) and the revolving credit facility (the “Revolving Credit Facility”) to February 21, 2027; (iv) lower interest rates on the Floor Plan Line of Credit and the Revolving Credit Facility; and (v) remove certain guarantors.

In the first quarter of 2023, at the time of the amendment, we paid off the $5.4 million outstanding on the Mortgage Loan Facility and the $6.7 million outstanding on the Term Loan Facility.

At December 31, 2023, there was $446.8 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.5% and $49.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.35%. We were not in compliance with our financial and restrictive covenants at December 31, 2023 as we exceed our maximum total leverage ratio of 3.00, but received a waiver from M&T bank through the second quarter of 2024, and received modified covenants through the fourth quarter of 2024.

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

The M&T Floor Plan Line of Credit consisted of the following:

	As of December 31,
(In thousands)	2023	2022
Floor plan notes payable, gross	$447,647	$349,117
Debt discount	(864)	(382)
Floor plan notes payable, net of debt discount	$446,783	$348,735

Borrowings under M&T Financing Agreement are secured by a first priority lien on substantially all of our assets.

On March 8, 2024, we entered into the First Amendment to the Second Amended and Restated Credit Agreement and Consent with M&T to waive and modify certain covenants. This included waiving the net leverage ratio from the fourth quarter of 2023 through the second quarter of 2024, the current ratio for the fourth quarter of 2023, and the fixed charge coverage ratio for the first and second quarters of 2024. Additionally, an additional tier was added to the definition of applicable margin of the M&T credit facilities, setting forth the applicable interest rates corresponding to a total net leverage ratio of 3.00 ≤ X. This new tier is applicable as of March 8, 2024.

Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Coliseum Term Loan
On December 29, 2023, we entered into a $35 million term loan (the "Loan") with the Lender, with a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum currently hold 57% of LazyDays common stock (calculated as if the preferred stock has been converted into common stock) as of December 31, 2023 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs.

Under the terms of the Loan, for any repayments and prepayments that occur prior to January 1, 2025, we will owe a prepayment penalty of 1% on the outstanding principal balance being repaid and a make whole premium equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2% on the outstanding principal balance being repaid.

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of December 31, 2023, we were not in compliance with all of the covenants with M&T Bank as we exceed our max leverage covenant, however the cross default was waived for the period ended December 31, 2023.

Summary
Long-term debt was as follows:

	As of December 31, 2023			As of December 31, 2022
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Total long-term debt	$64,870	$(2,300)	$62,570	$13,787	$(49)	$13,738
Less: current portion	1,141	—	1,141	3,607	—	3,607
Long-term debt, non-current	$63,729	$(2,300)	$61,429	$10,180	$(49)	$10,131

Future maturities of long-term debt are as follows:

(In thousands)
2024	$1,141
2025	1,205
2026	35,826
2027	886
2028	950
Thereafter	24,862
Total	$64,870

NOTE 12 – INCOME TAXES

The components of our income tax (benefit) expense were as follows:

	Year Ended December 31,
(In thousands)	2023	2022
Current:
Federal	$539	$13,389
State	(21)	3,922
	518	17,311

Deferred:
Federal	(24,307)	1,651
State	(6,673)	221
	(30,980)	1,872
Income tax (benefit) expense	$(30,462)	$19,183

A reconciliation of income taxes calculated using the statutory federal income tax rate (21% in 2023 and 2022) to our income tax expense is as follows:

	Year ended December 31, 2023		Year ended December 31, 2022
	Amount	%	Amount	%
Income taxes at statutory rate	$(29,543)	21.0%	$17,971	21.0%
Non-deductible expense	66	—%	55	0.1%
State income taxes, net of federal tax effect	(4,826)	3.4%	3,329	3.8%
Stock-based compensation and officer compensation	49	—%	450	0.6%
Change in fair value of warrant liabilities	(180)	0.1%	(2,615)	-3.0%
Impairment of Goodwill	4,502	-3.2%	—	—%
Other credits and changes in estimate	(530)	0.4%	(7)	-0.1%
Income tax (benefit) expense	$(30,462)	21.7%	$19,183	22.4%

Deferred tax assets and liabilities were as follows:

	As of December 31,
(In thousands)	2023	2022
Deferred tax assets:
Accounts receivable	$120	$167
Accrued charge-backs	2,199	2,093
Other accrued liabilities	372	639
Goodwill	22,677	—
Financing liability	15,682	16,448
Operating lease liability	6,912	8,039
Stock-based compensation	468	523
Net operating losses	2,432	—
Interest expense limitation	2,528	—
Other, net	219	139
	53,609	28,048
Deferred tax liabilities:
Prepaid expenses	(507)	(649)
Goodwill	—	(1,908)
Inventories	(6,035)	(6,873)
Property and equipment	(13,817)	(14,747)
Right of use asset	(6,626)	(8,039)
Intangible assets	(11,180)	(11,368)
	(38,165)	(43,584)
Net deferred tax asset (liability)	$15,444	$(15,536)

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

We are subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, Tennessee, Texas, Indiana, Oregon, Wisconsin, Oklahoma and Iowa. We are no longer subject to the examination by Federal and state taxing authorities for years prior to 2020. We recognize interest and penalties related to income tax matters in Income tax expense. Interest and penalties were insignificant in the years ended December 31, 2023 and 2022.

NOTE 13 – EMPLOYEE BENEFIT PLANS

We have a 401(k) plan with profit sharing provisions (the “Plan”) that covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, we make discretionary matching contributions to employees’ 401(k). We made contributions to the Plan of $1.2 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 9 and Note 10 for information regarding leases

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

We record legal expenses as incurred in our Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 15 – PREFERRED STOCK

In March 2018, we consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94.8 million (the “PIPE Investment”). At the closing, we issued an aggregate of 600,000 shares of Series A preferred stock for gross proceeds of $60.0 million. The investors in the PIPE Investment were granted certain registration rights as set forth in the securities purchase agreements. The holders of the Series A Preferred Stock include 500,000 shares owned by funds managed by a member of our Board of Directors.

The Series A preferred stock ranks senior to all of our other outstanding stock. Holders of the Series A preferred stock are entitled to vote on an as-converted basis together with the holders of our common stock, and not as a separate class, at any annual or special meeting of stockholders. Each share of Series A preferred stock is convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment (as applicable, the “Conversion Price”). Upon any conversion of the Series A preferred stock, we will be required to pay each holder converting shares all accrued and unpaid dividends, in either cash or shares of our common stock, at our option. The Conversion Price will be subject to adjustment for stock dividends, forward and reverse splits, combinations and similar events, as well as for certain dilutive issuances.

Dividends on the Series A preferred stock accrue at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A preferred stock (the “Issue Price”) and are payable quarterly in arrears. If there are accrued and unpaid dividends, future dividends will accrue at the then applicable Dividend Rate plus 2% until all accrued dividends are paid in full in cash. The Dividend Rate will be increased to 11% per annum, compounded quarterly, in the event that our senior indebtedness less unrestricted cash during any trailing twelve-month period ending at the end of any fiscal quarter is greater than 2.25 times earnings before interest, taxes, depreciation and amortization (“EBITDA”). The Dividend Rate will be reset to 8% at the end of the first quarterly period when our senior indebtedness less unrestricted cash during the trailing twelve-month period ending at the end of such quarter is less than 2.25 times EBITDA.

If, at any time following the second anniversary of the issuance of the Series A preferred stock, the volume weighted average price of our common stock equals or exceeds $25.00 per share (as adjusted for stock dividends, splits, combinations and similar events) for a period of thirty consecutive trading days, we may elect to force the conversion of any or all of the outstanding Series A preferred stock at the Conversion Price then in effect. From and after the eighth anniversary of the issuance of the Series A Preferred Stock, we may elect to redeem all, but not less than all, of the outstanding Series A preferred stock in cash at the Issue Price plus all accrued and unpaid dividends. From and after the ninth anniversary of the issuance of the Series A preferred stock, each holder of Series A preferred stock has the right to require us to redeem all of the holder’s outstanding shares of Series A preferred stock in cash at the Issue Price plus all accrued and unpaid dividends.

In the event of any liquidation, merger, sale, dissolution or winding up of our business, holders of the Series A preferred stock will have the right to (i) payment in cash of the Issue Price plus all accrued and unpaid dividends, or (ii) convert the shares of Series A preferred stock into common stock and participate on an as-converted basis with the holders of common stock.

So long as the Series A preferred stock is outstanding, the holders thereof, by the vote or written consent of the holders of a majority in voting power of the outstanding Series A preferred stock, shall have the right to designate two members to our Board of Directors.

In conjunction with the issuance of the Series A preferred stock, we issued five-year warrants to purchase 596,273 shares of our common stock at an exercise price of $11.50 per share. The warrants may be exercised for cash or, at the option of the holder, on a “cashless basis” pursuant to the exemption provided by Section 3(a)(9) of the Securities Act. The warrants may be called for redemption in whole and not in part, at a price of $0.01 per share of common stock, if the last reported sales price of our common stock equals or exceeds $24.00 per share for any 20 trading days within a 30-day trading period ending on the third business day prior to the notice of redemption to warrant holders, if there is a current registration statement in effect with respect to the shares underlying the warrants.

The Series A preferred stock, while convertible into common stock, is also redeemable at the holder’s option and, as a result, is classified as temporary equity in the Consolidated Balance Sheets. An analysis of its features determined that the Series A preferred stock was more akin to equity. While the embedded conversion option (“ECO”) was subject to an anti-dilution price adjustment, and since the ECO was clearly and closely related to the equity host, it was not required to be bifurcated and it was not accounted for as a derivative liability under ASC 815, Derivatives and Hedging.

After factoring in the fair value of the warrants issued in conjunction with the Series A preferred stock, the effective conversion price is $9.72 per share, compared to the market price of $10.29 per share on the date of issuance. As a result, a $3.4 million beneficial conversion feature was recorded as a deemed dividend in the Consolidated Statement of Operations at the time of issuance because the Series A preferred stock is immediately convertible, with a credit to Additional paid-in capital.

The fair value of the warrants issued with the Series A Preferred Stock of $2.0 million was recorded as a reduction to the carrying amount of the Series A preferred stock in the Consolidated Balance Sheets. In addition, aggregate offering costs of $3.0 million cash and the value of five-year warrants to purchase 178,882 shares of our common stock at an exercise price of $11.50 per share issued to the placement agent were recorded as a reduction to the carrying amount of the preferred stock. The $632,000 value of the warrants was determined utilizing the Black-Scholes option pricing model using a term of 5 years, a volatility of 39%, a risk-free interest rate of 2.61%, and a 0% rate of dividends.

The discount associated with the Series A preferred stock was not accreted during the year ended December 31, 2023 because redemption was not currently deemed to be probable.

We did not declare a dividend payment on the Series A preferred stock totaling $1.2 million for the quarter ended December 31, 2023. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 10% until such dividends are paid. All other dividends to date have been declared and paid.

NOTE 16 – STOCKHOLDERS’ EQUITY

Authorized Capital
We are authorized to issue 100,000,000 shares of common stock, $0.0001 par value, and 5,000,000 shares of preferred stock, $0.0001 par value. The holders of our common stock are entitled to one vote per share. The holders of Series A preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the holder’s shares are convertible. Holders of Series A preferred stock also participate in dividends if they are declared by our Board of Directors. See Note 15 for additional information associated with the Series A preferred stock.

Stock Repurchase Program
On September 13, 2021, our Board of Directors authorized the repurchase of up to $25 million of our common stock through December 31, 2022, which was subsequently extended to December 31, 2024.

On December 15, 2022, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our common stock through December 31, 2024.

Information about purchases was as follows:

	Year Ended December 31,
	2023	2022
Number of shares purchased	9,433	2,695,477
Weighted average per share purchase price	$11.56	$16.51
Total purchase price (in thousands)	$109	$44,504

All repurchased shares are included in treasury stock in the consolidated balance sheets. At December 31, 2023, $63.4 million remained available for repurchases. These shares may be purchased from time-to-time in the open market at prevailing prices, in privately negotiated transactions or through block trades.

2019 Employee Stock Purchase Plan
We reserved a total of 900,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of December 31, 2023, 608,294 shares remained available for future issuance.

ESPP activity was as follows:

Year ended December 31, 2023
Shares purchased pursuant to the ESPP	49,963
Weighted average per share price of shares purchased	$9.72
Weighted average per share discount from market value for shares purchased	$1.46
Stock-based compensation related to ESPP	$179,671

PIPE Warrants
PIPE warrant activity was as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Outstanding at December 31, 2022	2,865,068	$11.50
Cancelled or Expired	(208,912)	11.50
Exercised	(2,656,156)	11.50
Outstanding at December 31, 2023	—	—

Prefunded Warrants
As of December 31, 2023, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity related to these warrants during the year ended December 31, 2023.

2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) reserves up to 18% of the shares of our common stock outstanding on a fully diluted basis. The 2018 Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. On May 20, 2019, our stockholders approved the adoption of the Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (the “Incentive Plan”). The Incentive Plan amends and restates the previously adopted 2018 Plan in order to replenish the pool of shares of common stock available under the Incentive Plan by adding an additional 600,000 shares of common stock and making certain changes in light of the Tax Cuts and Jobs Act and its impact on Section 162(m) of the Internal Revenue Code of 1986, as amended. Stock options are canceled upon termination of employment. On June 9, 2022, our stockholders approved the addition of 510,000 shares of our common stock to the 2018 Plan. Following this addition, a total of 4,934,566 shares had been authorized for issuance pursuant to the

2018 Plan. Stock options are canceled upon termination of employment. As of December 31, 2023, there were 1,091,427 shares of our common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity is summarized below:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	1,052,093	$12.34	2.26	$(427)
Granted	94,326	12.38
Cancelled or terminated	(600,418)	14.06
Exercised	(169,061)	8.07
Outstanding at December 31, 2023	376,940	11.21	1.91	(2)
Vested at December 31, 2023	302,585	10.73	0.94	(2)
Vested and expected to vest at December 31, 2023	376,940

Restricted Stock Units
Restricted stock unit ("RSU") activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2022	207,822	$14.98
Granted	323,679	12.44
Vested	(110,661)	15.35
Forfeited	(182,565)	12.32
Outstanding at December 31, 2023	238,275	$13.35

Stock-Based Compensation
Stock-based compensation was as follows:

	Year Ended December 31,
(In thousands)	2023	2022
ESPP	$180	$280
2018 Plan	2,069	1,697
	$2,249	$1,977

The fair value of options was based on the following assumptions:

	Year Ended December 31, 2023
	ESPP	2018 Plan
Risk free interest rate	4.65%-4.65%	4%
Expected term (years)	0.50-1.0	6
Expected volatility	50%-52%	70%
Expected dividends	0.00%	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options. Expected volatility was based on the historical volatility of our stock price over a period equal to the expected lives of the awards.

As of December 31, 2023, total unrecognized stock-based compensation was $0.1 million which is expected to be recognized over a weighted average service period of 2.13 years.

Certain other information regarding stock-based compensation was as follows:

	Year Ended December 31,
	2023	2022
Per share weighted average grant date fair value of awards issued	$12.14	$4.28
Intrinsic value of stock options exercised (in millions)	0.6	1.6
Current tax benefit related to stock-based awards (in millions)	0.3	0.1

NOTE 17 – FAIR VALUE MEASUREMENTS

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

There were no changes to our valuation techniques during the year ended December 31, 2023.

See Note 2 and Note 11 for additional information.

Goodwill and Asset Impairment
See Note 2 for discussion of an asset impairment charge recorded in the quarter ended March 31, 2023 and goodwill impairment recorded in the fourth quarter of 2023. There were no other impairment charges during the years ended December 31, 2023 or 2022.

PIPE Warrants
All of our remaining PIPE warrants were exercised or expired in the first quarter of 2023.

Our PIPE warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our Consolidated Statements of Operations and Comprehensive Income (Loss).

The public PIPE warrants traded in active markets with sufficient trading volume to qualify as Level 1 financial instruments as they had observable market prices which were used to estimate the fair value.

The private placement PIPE warrants were not traded in active markets, or were traded with insufficient volume and therefore represented Level 3 financial instruments that were valued using a Black-Scholes option-pricing model.

The fair value of the PIPE warrant liability was as follows:

	December 31, 2022
(In thousands)	Carrying Amount	Level 1	Level 2	Level 3

Public PIPE warrants	$742	$742	$—	$—
Private PIPE warrants	164	—	—	164
Total	$906	$742	$—	$164

Level 3 Disclosures
Changes in the Level 3 private PIPE warrant liability were as follows:

(In thousands)
Balance at December 31, 2021	$1,690
Measurement adjustment	(1,526)
Balance at December 31, 2022	164
Measurement adjustment	(164)
Balance at December 31, 2023	$—

NOTE 18 - RELATED PARTY TRANSACTIONS

On December 29, 2023, we entered into a $35 million term loan with Coliseum, a significant shareholder, with a maturity date of December 29, 2026 that is included in the long-term debt, non-current portion, net of debt discount financial line item on the consolidated balance sheet. See Note 11 for additional information.
NOTE 19 – SUBSEQUENT EVENTS
On March 8, 2024, we entered into the First Amendment to the Second Amended and Restated Credit Agreement and Consent with M&T to waive and modify certain covenants. See Note 11 for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

Based this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures were not effective as of December 31, 2023 due to material weaknesses in internal control over financial reporting as described below.

In light of the material weaknesses in the Company’s internal control over financial reporting, we performed additional procedures to ensure that our consolidated financial statements included in Form 10-K were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Following such additional procedures, our management, including our principal executive officer and principal financial officer, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

A "material weakness" is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is a framework designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

As of December 31, 2023, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

The material weaknesses in our internal control over financial reporting which existed as of December 31, 2023 related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and security administration that are relevant to the preparation of our financial statements, and the turnover of certain accounting positions during the fourth quarter. The Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities during the fourth quarter which impacted the operating effectiveness of controls during that period. Notwithstanding the material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

RSM U.S. LLP, an independently registered accounting firm, who audited the financial statements as of and for the year ended December 31, 2023 included in this Annual Report on Form 10-K issued an adverse report on the Company’s internal control over financial reporting reflecting these material weaknesses as of December 31, 2023, as stated in its report which is set forth herein.

Material Weaknesses

As disclosed in Part II, Item 9A on Form 10-K for the year ended December 31, 2022, we previously identified a material weakness related to ineffective design and implementation of ITGC in the area of user access, program change management and security administration that are relevant to the preparation of the financial statements. Primarily, we did not design and maintain controls to ensure (a) access provisioned matched the access requested, (b) user access reviews were performed with complete and accurate data, (c) changes to internally developed applications were approved prior to deployment to production and (d) security administration was appropriately maintained. As a result, the Company’s related process-level IT dependent manual and automated controls that rely on the affected ITGCs, or information from IT systems with affected ITGCs, were also deemed ineffective.

As of December 31, 2023, management identified an additional material weakness in our internal control over financial reporting that existed due to the resource turnover during the fourth quarter which resulted in the lack of sufficient documentation to support the effective performance of the Company’s internal control over financial reporting.

The Company has devoted, and will continue to devote significant time and resources to execute our plan to remediate the aforementioned material weaknesses and enable us to conclude full remediation once these steps have been completed and operating effectively. The following components of the remediation plan, among others have been implemented:

•Hired a new Chief Financial Officer and Chief Technology Officer with requisite accounting and internal controls knowledge and experience to complement the executive leadership team;
•Engaged third-party assistance to assess our methodologies, policies, and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting;
•Assessed the specific training needs or resource gaps and have begun steps to hire key personnel, including key personnel hired in 2024;
•Designed and implemented controls over change management and security administration for all key financial systems.

While we have completed significant steps in our remediation, management will continue to implement its remediation plan, including its determination if additional updates are appropriate in the enumerated points above and through taking additional actions to remediate the material weaknesses in internal control over financial reporting, which include but are not limited to the following:

•Perform and implement a user role redesign for certain systems, which includes rationalization of user roles and permissions and considers segregation of duties;
•Continue to use third-party assistance to assess the specific training needs for newly hired and existing personnel and develop and deliver training programs, designed to uphold our internal control;
•Continue to expand the available resources at the Company with experience in designing and implementing both ITGC and business process control activities.

With the actions already taken and our planned remediation steps in fiscal 2024, when fully implemented and operated consistently, we believe we will remediate the material weaknesses. The material weaknesses will not be considered remediated until the remediation actions, including those above and any other determined appropriate have been completed and have operated effectively for a sufficient period of time. The Company is committed to validating that changes made are operating as intended within our remediation plan.

Changes in Internal Control Over Financial Reporting

The Company is in the process of implementing certain changes in its internal controls to remediate the material weaknesses described above. Other than those described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

During the fourth quarter of 2023, none of the Company’s officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On March 8, 2024, LDRV Holdings Corp, Lazydays RV America, LLC, Lazydays RV Discount, LLC and Lazydays Mile HI RV, LLC, together with certain other subsidiary entities entered into the First Amendment to Second Amended and Restated Credit Agreement and Consent with Manufacturers and Traders Trust Company as Administrative Agent and other financial institutions as loan parties (the "Amendment"), to waive and modify certain covenants. This includes waiving the net leverage ratio from the fourth quarter of 2023 through the second quarter of 2024, current ratio for the fourth quarter of 2023, and fixed charge coverage ratio for the first and second quarters of 2024. Additionally, an additional tier was added to the definition of applicable margin of the Credit Facilities, setting forth the applicable interest rates corresponding to a total net leverage ratio of 3.00 ≤ X. This new tier is applicable to the Company as of March 8, 2024. All of the lenders under the Amendment or their affiliates have various other relationships with the Company and its subsidiaries involving the provision of financial services, and some may serve as a source of retail financing for the Company’s customers. This description of the Amendment is qualified in its entirety by reference to the complete terms and conditions of the Amendment which is filed as exhibit 10.27 to this Annual Report on Form 10-K and is incorporated by reference in its entirety into this Item 9B.
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
The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.
Item 11. Executive Compensation
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2024 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Report:
1.Financial statements
Reference is made to the information set forth in Part II, Item 8 of this Report, which information is incorporated by reference.
2.Consolidated Financial Statement Schedules
All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.
3.Exhibits
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

3.2
Amended and Restated Bylaws of Lazydays Holdings, Inc., effective January 25, 2023 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 27, 2023 and incorporated herein by reference).

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

4.7	Description of Registrant's Securities.*

Exhibit Number	Description
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

10.6	Employment Agreement, by and between the Company and Kelly Porter, dated October 3, 2022. + (filed as Exhibit 10.6 to form 10-K filed March 1, 2023 and incorporated herein by reference).

10.7	Transition Agreement, dated October 19, 2022, by and between the Company and Nicholas Tomashot. + (filed as Exhibit 10.7 to Form 10-K filed March 1, 2023 and incorporated herein by reference).

10.8.1	Form of Securities Purchase Agreement (Preferred) (filed as Exhibit 10.13.1 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.8.2	Form of Securities Purchase Agreement (Unit) (filed as Exhibit 10.13.2 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

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

10.15
Second Amended and Restated Credit Agreement dated February 21, 2023 with Manufacturers and Traders Trust Company (“M&T”), as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties (filed as Exhibit 10.1 to the form 10-Q filed on April 28, 2023 and incorporated herein by reference).

Exhibit Number	Description
10.16	First Amendment, dated February 21, 2023, to Second Amended and Restated Credit Agreement and Consent between LDRV Holdings Corp. and Manufacturers and Traders Trust Company*.

10.17
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

10.18	Guaranty Agreement, dated March 15, 2018, by certain parties named therein (filed as Exhibit 10.12 to the Form 8-K filed on March 21, 2018 and incorporated herein by reference).

10.19
Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.13 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.20
Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.21
Employment Offer Letter between Lazydays Holdings, Inc. and Nicholas Tomashot+ (filed as Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on May 22, 2018 and incorporated herein by reference).

10.22	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019 and incorporated herein by reference).

10.23	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan.+ (filed as Exhibit 10.21 to Form 10-K filed March 1, 2023 and incorporated herein by reference).

10.24
Form of Term Note (U.S. Small Business Administration Paycheck Protection Program) in favor of M&T Bank (filed as Exhibit 10.1 to the Form 8-K filed on May 4, 2020 and incorporated herein by reference).

10.25	Waiver Agreement, dated September 12, 2023, by and between the Company and Park West (filed as Exhibit 10.1 to Form 8-K filed on September 12, 2023 and incorporated herein by reference).

10.26	Waiver Agreement, dated September 12, 2023, by and between the Company, Coliseum and Park West (filed as Exhibit 10.2 to Form 8-K filed on September 12, 2023 and incorporated herein by reference).

10.27
Loan Agreement, dated December 29, 2023, between LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC, Lazydays Land of Phoenix, LLC and Lazydays Land of Chicagoland, LLC, as Borrower and Coliseum Holdings I, LLC, as Lender (filed as Exhibit 10.1 to Form 8-K filed on January 2, 2024 and incorporated herein by reference).

21.1	Subsidiaries of the Company.*

23.1	Consent of RSM US LLP.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**

97.0	Lazydays Holdings, Inc. Clawback Policy.*

Exhibit Number	Description
101	The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2023, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)*
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
Date: March 12, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John North	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2024
John North

/s/ Kelly Porter	Chief Financial Officer	March 12, 2024
Kelly Porter	(Principal Financial Officer and Principal Accounting Officer)

/s/ Christopher S. Shackelton	Director and Chairman of the Board	March 12, 2024
Christopher S. Shackelton

/s/ Robert DeVincenzi	Lead Independent Director	March 12, 2024
Robert DeVincenzi

/s/ Jordan Gnat	Director	March 12, 2024
Jordan Gnat

/s/ Susan Scarola	Director	March 12, 2024
Susan Scarola

/s/ James J. Fredlake	Director	March 12, 2024
James J. Fredlake

/s/ Suzanne Tager	Director	March 12, 2024
Suzanne Tager

/s/ Jerry Comstock	Director	March 12, 2024
Jerry Comstock