Form 10-K/A
period 2023-12-31
Lazydays Holdings, Inc.
filed 2024-05-15
CIK 1721741

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

As of May 13, 2024, the registrant had 14,073,018 shares of common stock outstanding.

Auditor Name	Auditor Location	Auditor Firm ID
RSM US LLP	Tampa, Florida	49

EXPLANATORY NOTE

Lazydays Holdings, Inc. (“Lazydays” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2023 (the “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2024 (the “Original Filing”), solely for the purposes of amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Corporation’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Company’s 2024 Annual Meeting of Shareholders (the “Meeting”). The reference on the cover of the Original Filing to the incorporation by reference to portions of the Corporation definitive proxy statement into Part III of the Original Filing is hereby deleted.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV, Item 15 of the Original Filing is being amended to include the currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto as Exhibit 31.3 and Exhibit 31.4, respectively. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Further, we are amending the cover page to update the number of shares of our stock outstanding.

Except as described above, this Amendment does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing. In addition, this Amendment does not reflect events that may have occurred subsequent to the date of the Original Filing.

i

Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting our or our management team’s expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. All statements other than statements of historical facts included in this Annual Report on Form 10-K, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

●	Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;

●	Changes in U.S. or global economic and political conditions or outbreaks of war;

●	Changes in expected operating results, such as store performance, selling, general and administrative expenses (“SG&A”) as a percentage of gross profit and all projections;

●	Our ability to procure and manage inventory levels to reflect consumer demand;

●	Our ability to find accretive acquisitions;

●	Changes in the planned integration, success and growth of acquired dealerships and greenfield locations;

●	Changes in our expected liquidity from our cash, availability under our credit facility and unfinanced real estate;

●	Compliance with financial and restrictive covenants under our credit facility and other debt agreements;

●	Changes in our anticipated levels of capital expenditures in the future;

●	The repurchase of shares under our share repurchase program;

●	Additional funds may not be available to us when we need or want them;

●	Dilution related to our outstanding warrants, options and rights; and

●	Our business strategies for customer retention, growth, market position, financial results and risk management.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers and Directors

John North, 46, has served as our Chief Executive Officer and director since September 6, 2022. Previously, Mr. North served as senior vice president and chief financial officer at Copart, Inc. (Nasdaq: CPRT), a leading provider of online auctions and vehicle remarketing services, from October 2020 to September 2022. Prior to that, Mr. North served as the chief financial officer of Avis Budget Group, Inc. (Nasdaq: CAR), a global leader in car and truck rental and on-demand car sharing, from March 2019 to August 2020. Prior to joining Avis Budget Group, Inc., Mr. North served for 17 years in a variety of leadership roles with Lithia Motors, Inc. (NYSE: LAD), a publicly traded auto retailer, including as chief financial officer from January 2017 to March 2019, and before that, as chief accounting officer from January 2016 to December 2016. Mr. North earned his B.S. in Finance from Santa Clara University in 1998. He is a Certified Public Accountant and a CFA Charterholder.

Mr. North’s prior management experience along with his position as our Chief Executive Officer and his broad knowledge of the automotive industry are important qualifications for the Board.

Kelly Porter, 51, has served as our Chief Financial Officer since October 31, 2022. Previously, Ms. Porter held various leadership roles with Lithia Motors, Inc. (NYSE: LAD), the largest automotive dealership group in the United States, from October 2017 until October 2022, most recently as Corporate Controller and Vice President of Financial Planning & Analysis. Prior to joining Lithia, Ms. Porter was a Partner at Moss Adams, a public accounting firm, spending over 20 years growing their Dealership Accounting Services practice. Ms. Porter holds a bachelor’s degree in Accounting from Arizona State University and is a licensed CPA in Oregon.

Christopher S. Shackelton, 44, was appointed as Chairman in December 2021 and was elected to the Board in March 2018. Mr. Shackelton is co-founder and managing partner of Coliseum Capital Management. Mr. Shackelton has significant public company investment and directorship experience. Mr. Shackelton has served as Chairman of ModivCare Inc. (formerly Providence Service Corp.), a healthcare company, since 2012 and as a director of Universal Technical Institute, a provider of workforce solutions, since 2016 and as a director of Gildan Activewear Inc., a leading manufacturer of everyday apparel, since December 2023. Mr. Shackelton was previously Chairman of Rural/Metro Corp, an emergency ambulance company, from December 2010 to June 2011, and Chairman of Medalogix, LLC, a healthcare analytics company, from August 2014 to May 2021, and served on the boards of BioScrip Inc., an infusion services company from March 2015 to August 2019, LHC Group Inc., a nursing care company, from November 2012 through August 2017, Advanced Emissions Solutions Inc., a clean energy technology company, from August 2014 through May 2016, and Interstate Hotels Inc., a global hotel management company, from February 2009 through March 2010. Mr. Shackelton is actively involved in multiple charitable organizations. Previously, Mr. Shackelton worked at Watershed Asset Management and Morgan Stanley & Co. Mr. Shackelton received a bachelor’s degree in Economics from Yale College in 2001.

Mr. Shackelton serves as a designee of the Series A Holders pursuant to the Certificate of Designations for the Series A Preferred Stock. Mr. Shackelton’s investment and business experience and broad understanding of the capital markets, business cycles, and capital investment and allocation are important qualifications for the Board. His experience as a director of other publicly-traded companies and his experience with a private investment company contribute to the Board’s collective knowledge, capabilities and experience.

Jerry Comstock, 70, was elected a director in March 2018. Mr. Comstock brings over 36 years of experience as a professional executive in the restaurant, automotive, and retail industries. Mr. Comstock serves on the Board of EYAS Capital, a private equity company that owns and operates restaurants. Mr. Comstock most recently served as Chief Operating Officer of Fridays Restaurants from January 2017 through September 2017. From 2005 until selling the company in December 2016, Mr. Comstock was the Managing Owner and Chief Executive Officer of Strategic Restaurant Acquisition Group, a 330 unit multi-branded restaurant company. From 2002 until 2005, Mr. Comstock was Chief Executive Officer of Wherehouse Entertainment. From 1998 until 2002, Mr. Comstock was President and COO of Bennigan’s Restaurants. From 1996 until 1998, Mr. Comstock was a Senior Executive of AutoNation USA, one of the original six executives of that company. Mr. Comstock was a Senior Executive at Blockbuster Entertainment from 1991 until 1996. He started his career in 1977 with National Convenience Stores, becoming a Senior Executive in 1985. Mr. Comstock has served previously on the Board of Directors of Actio Analytics, AMF/Bowlmor and Eddie Bauer, and as Chairman of the Board of Wherehouse Entertainment Mr. Comstock received a B.B.A. degree from the University of Texas.

Mr. Comstock serves as a designee of the Series A Holders pursuant to the Certificate of Designations for the Series A Preferred Stock. Mr. Comstock brings extensive automotive and retail industry knowledge to the Board. Mr. Comstock’s experience as a director of other publicly traded companies and his demonstrated leadership roles in other business activities contributes to the Board’s collective knowledge, capabilities and experience.

Robert T. DeVincenzi, 64, was appointed as a director in October 2021, and served as our interim Chief Executive Officer from January 1, 2022 until September 5, 2022. Mr. DeVincenzi has a lengthy career in various high technology and services markets. Mr. DeVincenzi has served on the Board of Universal Technical Institute since 2017 and currently serves as non-executive Chairman. Since 2014, Mr. DeVincenzi has been a principal partner in Lupine Venture Group, a business advisory firm that provides strategic consulting and corporate development advisory services. Additionally, Mr. DeVincenzi has served as an Adjunct Professor of Entrepreneurship and Strategic Management at California State University, Monterey Bay since 2014. Previously, he served as a director and earlier as President and CEO of Redflex Holding Limited (2012-2021). From 2008 until its merger with HID Global/ASSA ABLOY in 2011, Mr. DeVincenzi was President and CEO of LaserCard Corporation, a biometric identification solution provider to global government and commercial clients. Mr. DeVincenzi served as Senior Vice President of Corporate Development at Solectron Inc. from 2005 to 2007. Prior to that Mr. DeVincenzi was President and CEO of Inkra Networks, Inc. from 2004 to 2005 and CEO of Ignis Optics Inc. from 2003 to 2004 and earlier held senior executive sales, marketing and strategy positions at a variety of technology and services companies. Mr. DeVincenzi received a Master of Arts degree from Gonzaga University in Organizational Leadership, a Bachelor of Science degree in Business Administration from California State University, San Luis Obispo and has completed Directors’ College at Stanford University.

Mr. DeVincenzi brings to the Board significant business leadership and strategy development experience as well as public company board expertise. Mr. DeVincenzi qualifies as an audit committee financial expert under SEC guidelines.

James J. Fredlake, 60, was elected as a director in March 2018 and had served on the board of directors of Lazy Days’ R.V. Center, Inc. since 2010. Mr. Fredlake retired as Chief Executive Officer of Anchor Glass Container Corp in early 2017 after more than eight years as Chief Executive Officer and three years as Chief Financial Officer. Mr. Fredlake’s background includes ten years with Alcoa Corporation after starting his professional career in public accounting. Mr. Fredlake serves on the board of Libbey, Inc. (for which he also serves as the audit committee chair) and previously served on the boards of Saxco International and Portola Packaging. Mr. Fredlake also serves as a board member for the Academy Prep Center of Tampa. Mr. Fredlake received a BS in accounting from Arizona State University.

Mr. Fredlake’s extensive management experience and his demonstrated leadership roles in other business activities are important qualifications for the Board. His extensive financial management experience and history with the Company also contribute to the Board’s collective knowledge, capabilities and experience.

Jordan Gnat, 51, was elected as a director in March 2018. Mr. Gnat is founder and CEO of Playmaker Capital Inc. (PMKR: TSXV). Playmaker is a game-changing platform that sits at the nexus of Sports, Media, Gambling and Technology that is marrying an ecosystem of sports fans across multiple channels with product tools to create outsized fan value and loyalty for sports betting companies, advertisers, and sports leagues around the world. Prior to Playmaker, Mr. Gnat served as Group Senior Vice President of The Stars Group, an owner of industry leading gaming brands, from July 2018 - May 2020. Mr. Gnat served as Senior Vice President Strategic Business Development for Scientific Games from 2011 through April 2018. Prior to joining Scientific Games in 2011, Mr. Gnat was Founder, President and Chief Executive Officer of Boardwalk Gaming and Entertainment from 2004 to 2011 which grew to become the largest charitable gaming operator in Canada. Mr. Gnat also served as Executive Vice-President of Kilmer Van Nostrand Company Limited from 2002 to 2011, and President and Chief Executive Officer of Midnorthern Group from 1994 to 2002, which grew to be the largest integrated major appliance wholesaler/retailer in Canada. Mr. Gnat is involved in several volunteer and philanthropic organizations. He is currently a member of the Board of Directors of Playmaker Capital Inc. and the Hospital for Sick Children Foundation in Toronto. Mr. Gnat received a bachelor’s degree in Political Science from the University of Western Ontario.

Mr. Gnat brings business development knowledge to the Board. Mr. Gnat’s experience as an executive provides leadership experience (including at the CEO level) that strengthens the Board’s collective knowledge, capabilities, and experience.

Susan Scarola, age 73, was appointed as a director since September 2023. Ms. Scarola has over 30 years of leadership experience, including serving as Chief Executive Officer, Chief Financial Officer, President and Vice Chair of DCH Auto Group, a multi-state automotive dealer. Ms. Scarola retired in June 2015, and currently serves on the advisory board and compensation committee of Faulkner Automotive Group. Ms. Scarola holds a Bachelor of Science in Elementary Education from the State University College, Buffalo, New York and a Master of Business Administration in Accounting from New York University.

Ms. Scarola brings to significant business and leadership experience, as well as extensive automotive industry knowledge, to the Board.

Suzanne Tager, 56, was appointed as a director in September 2023. Ms. Tager has served as Executive Vice President, Chief of Staff to Worldwide Managing Partner at Bain & Company since January 2020. Prior to that, Ms. Tager served as Executive Vice President, Global Retail and Consumer Products from April 2007 to December 2019. Ms. Tager holds a Bachelor of Arts in Public Policy Sciences from Duke University and a Master of Business Administration from the University of Pennsylvania.

Ms. Tager brings to significant business and management experience to the Board.

Code of Business Conduct

In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, the Board has adopted a Code of Business Conduct (“Code of Conduct”), which is applicable to all directors, officers and employees. A copy of the Code of Conduct is available on our corporate website at www.lazydays.com/investor-relations/governance#documents. You also may obtain a printed copy of the Code of Conduct by sending a written request to: Investor Relations, Lazydays Holdings, Inc., 4042 Park Oaks Boulevard, Suite 350, Tampa, Florida 33610. In the event that we amend or waive any of the provisions of the Code of Conduct that relate to any element of the code of ethics, as defined in Item 406(b) of Regulation S-K, we intend to disclose the amendment or waiver on our Investor Relations website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC, we believe all required Section 16 reports were filed on a timely basis during the year ended December 31, 2023, other than one Form 4 for Ericka Serow.

Audit Committee

The members of this committee are Messrs. Fredlake (Chair), Comstock and Scarola. The Board has determined that Mr. Fredlake is an “audit committee financial expert”, as defined in Item 407 of Regulation S-K. Mr. Gnat served on the Audit Committee from January 1, 2023 to September 30, 2023. The Audit Committee held seven meetings during 2023.

The primary function of the Audit Committee is to assist the Board in fulfilling its responsibilities by overseeing our accounting and financial processes and the audits of our financial statements. The Audit Committee has the ultimate authority and direct responsibility for the selection, appointment, compensation, retention and oversight of the work of the Company’s independent auditor that is engaged for the purpose of preparing or issuing an audit report or performing other audit, review or attestation services for the Company (including the resolution of disagreements between management and the independent auditors regarding financial reporting), and the independent auditor must report directly to the Audit Committee. The Audit Committee also is responsible for the review of proposed transactions between the Company and related parties. For a complete description of the Audit Committee’s responsibilities, please refer to the Audit Committee Charter.

Item 11. Executive Compensation

The executive officers of Lazydays as of April 25, 2024 are as follows:

Name	Age	Position
John North	46	Chief Executive Officer
Kelly Porter	51	Chief Financial Officer

Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2023 and 2022 for the named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John North	2023	600,000	—	292,218	300,002	156,000	11,048	1,359,268
Chief Executive Officer	2022	173,077	—	1,725,208	—	85,842	12,823	1,996,950

Kelly Porter	2023	350,000	—	146,109	150,001	68,250	7,128.77	721,488
Chief Financial Officer	2022	47,115	—	705,668	—	19,901	17,261	789,945

(1)	The amounts shown in the “Stock Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 16 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(2)	The amounts shown in the “Option Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 16 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

(3)	The amounts set forth in this column include matching contributions made by the Company to the Company’s 401(k) plan. In addition, for Mr. North and Ms. Porter, the amounts set forth in this column include relocation expenses paid for by the Company.

Narrative Disclosure to Summary Compensation Table

Employment Agreement - John North

We entered into an employment agreement with Mr. North dated July 14, 2022. The employment agreement provides that Mr. North will receive a monthly base salary of $50,000. Additionally, Mr. North was granted a one-time restricted stock unit award under the Company’s Amended and Restated 2018 Long Term Incentive Plan of 105,308 restricted stock units. This award vests over three years, with one-third of the award vesting on each anniversary of Mr. North’s start date with the Company, provided that Mr. North remains employed by the Company from the grant date through each vesting period. Mr. North is also eligible to receive annual cash bonuses and annual grants of options to purchase the Company’s shares. Additionally, Mr. North may be eligible to receive a bonus of up to $300,000 under certain circumstances.

Pursuant to the terms of the employment agreement, Mr. North is entitled to severance equal to two times the sum of: (i) his base salary in effect immediately prior to the date of termination and (ii) 100% of the target annual bonus for the year in which the date of termination occurs if his employment is terminated by us without cause (and not due to death or disability), or he resigns for good reason, in either case, prior to January 1, 2027.

Employment Agreement – Kelly Porter

We entered into an employment agreement with Ms. Porter dated October 3, 2022. The employment agreement provides that Ms. Porter will receive a base salary of $350,000. Additionally, Ms. Porter was granted a one-time restricted stock unit award containing terms substantially similar to the terms of the Company’s Amended and Restated 2018 Long Term Incentive Plan of 55,762 restricted stock units. This award vests over three years, with one-third of the award vesting on each anniversary of Ms. Porter’s start date with the Company, provided that Ms. Porter remains employed by the Company from the grant date through each vesting period. Ms. Porter is also eligible to receive annual cash bonuses and annual grants of options to purchase the Company’s shares.

Pursuant to the terms of the employment agreement, Ms. Porter is entitled to severance equal to 1.5 times the sum of: (i) her base salary in effect immediately prior to the date of termination and (ii) 100% of the target annual bonus for the year in which the date of termination occurs if her employment is terminated by us without cause (and not due to death or disability), or she resigns for good reason, in either case, prior to January 1, 2027.

Outstanding Equity Awards at Fiscal Year End - 2023

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2023, for each of Lazydays’ named executive officers:

Outstanding Equity Awards at December 31, 2023

Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: number of unearned shares, units or other rights that have not vested (#)	Equity Incentive Plan Awards: market or payout value of unearned shares, units or other rights that have not vested ($)
John North	—	36,810	12.38	2/21/2033	93,809	661,353	—	—
Kelly Porter	—	18,405	12.38	2/21/2033	48,976	345,281	—	—

(1)	The options vest as follows: 33% of the option vested on 2/21/24, 33% shall vest on 2/21/25 and 34% shall vest on 2/21/26.

(2)	The restricted stock units vest as follows: for Mr. North, 35,103 on September 6, 2024, 35,102 on September 6, 2025, 7,868 on each of February 21, 2024, February 21, 2025 and February 21, 2026; for Ms. Porter, 18,587 on October 31, 2024, 18,587 on October 31, 2025 and 3,394 on each of February 21, 2024, February 21, 2025 and February 21, 2026.

Director Compensation - 2023

The following table shows the compensation earned by each director who was not an officer during fiscal year 2023.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jerry Comstock	$80,000	96,665	—	—	—	$176,665
James J. Fredlake	$83,750	96,665	—	—	—	$180,415
Jordan Gnat	$75,625	96,665	—	—	—	$172,290
Erika Serow	$58,750	96,665	—	—	—	$155,415
Christopher S. Shackelton	$120,000	96,665	—	—	—	$216,665
Susan Scarola	$18,750	—	—	—	—	$18,750
Suzanne Tager	$18,125	—	—	—	—	$18,125
Robert DeVincenzi	$85,000	96,665	—	—	—	$181,665

(1)	Our non-employee members of the Board receive annual cash compensation of $65,000 for serving on the Board, $10,000, $7,500 and $5,000 for serving on the audit committee, compensation committee and nominating and governance committee, respectively, of the Board (other than the Chairman of each of the committees) and $20,000, $15,000 and $10,000 for serving as the Chairman of the audit committee, compensation committee and nominating and governance committee, respectively, of the Board.

(2)

The amounts shown in the “Stock Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 16 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

The table below sets forth the aggregate number of shares of common stock subject to stock awards and option awards held by each non-employee director outstanding as of December 31, 2023.

Name	Stock Awards	Option Awards
Jerry Comstock	8,654	—
James J. Fredlake	8,654	—
Jordan Gnat	8,654	—
Erika Serow	8,654	—
Christopher S. Shackelton	8,654	—	(a)
Susan Scarola	—	—
Suzanne Tager	—	—
Robert DeVincenzi	8,654	—

(a)	At the request of Mr. Shackelton, the option award he was entitled to receive for his service as a director of the Company was granted to Coliseum Capital Partners, L.P.

Pay Versus Performance

In accordance with the SEC’s new Pay Versus Performance (“PVP”) rules, the following table sets forth information concerning the compensation of our Named Executive Officers for each of the fiscal years ended December 31, 2023 and 2022, and our financial performance for each such fiscal year:

	Summary Compensation Table Total for Mr. North ($)(1)	Compensation Actually Paid to Mr. North ($)(1)	Average Summary Compensation Table Total for Non-CEO NEOs ($)	Average Compensation Actually Paid to Non-CEO NEOs ($)	Value of Initial Fixed $100 Investment Based on Total Shareholder Return	Net Income (dollars in thousands)
2023	1,359,268	702,465	721,488	367,474	43.43	(110,266)
2022	1,996,950	1,529,120	789,945	2,750,075	73.48	66,393

Narrative Disclosure to Pay Versus Performance

Relationship between Pay and Company Total Shareholder Return

The graphs below reflect the relationship between the CEO and average Non-CEO NEO compensation actually paid (“CAP”) and the Company’s total shareholder return (assuming an initial fixed investment of $100) for the fiscal years ended December 31, 2023 and 2022:

Relationship between Pay and Net Income

The graph below reflects the relationship between the CEO and average Non-CEO NEO CAP and the Company’s net income for the fiscal years ended December 31, 2023 and 2022:

We do not grant equity awards in anticipation of the release of material non-public information, and we do not time the release of material non-public information based on equity award grant dates.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Under applicable SEC rules, a person is deemed to be the “beneficial owner” of a voting security if such person has (or shares) either investment power or voting power over such security or has (or shares) the right to acquire such security within 60 days by any of a number of means, including upon the exercise of options or warrants or the conversion of convertible securities. A beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by the beneficial owner, but not those held by any other person, and which are exercisable or convertible within 60 days, have been exercised or converted.

As of April 25, 2024, 17,485,240 shares of common stock were issued and 14,073,018 were outstanding, and 600,000 shares of preferred stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our common stock and preferred stock as of April 25, 2024, by: (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of our voting securities. To our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the voting securities beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the voting securities listed below are held under a voting trust or similar agreement, except as noted. To our knowledge, there is no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o Lazydays Holdings, Inc., 4042 Park Oaks Boulevard, Suite 350, Tampa, Florida 33610.

Name of Beneficial Owners	Amount and Nature of Beneficial Ownership (Common Stock)		Percent of Class(1)	Amount and Nature of Beneficial Ownership (Series A Preferred Stock)(2)		Percent of Class(3)	Percent of Total Voting Power(4)
Directors and Named Executive Officers
John North	68,330	(5)	*	—		—	—
Kelly Porter	29,278	(6)	*	—		—	—
Robert DeVincenzi	89,362	(7)	*	—		—	—
Jerry Comstock	61,161	(8)	*	—		—	*
James J. Fredlake	71,323	(9)	*	—		—	*
Jordan Gnat	51,943	(10)	*	—		—	*
Erika Serow	46,943	(10)	*	—		—	*
Christopher S. Shackelton	11,844,778	(13)	61.0%	500,000	(11)	83.3%	58.5%
Suzanne Tager	0		—	—		—
Susan Scarola	0		—	—		—
All directors and executive officers as a group (10 persons)	12,574,209	(12)	61.5%	500,000		83.3%	60.5%

5% or Greater Securityholders
Coliseum Capital Management, LLC	11,844,778	(13)	61.0%	500,000	(11)	83.3%	50.5%
Entities affiliated with Park West Asset Management LLC	1,356,361	(14)	8.8%	100,000	(14)	16.7%	6.6%
Cannell Capital, LLC	1,324,551	(15)	9.4%	—		—	6.3%

*	Less than 1 percent

(1)	For purposes of this column, the number of shares of the class outstanding reflects the sum of: (i) 14,073,018 shares of common stock that were outstanding as of April 25, 2024; and (ii) the number of shares of common stock, if any, which the relevant person could acquire on exercise of options, warrants, pre-funded warrants or conversion of the preferred stock within 60 days of April 25, 2024.

(2)	This column includes the number of shares of preferred stock. The number of shares of common stock that could be obtained upon the conversion of preferred stock at the current conversion rate is included in the column entitled “Amount and Nature of Beneficial Ownership (Common Stock).”

(3)	Certain purchasers of the preferred stock are entitled to vote upon all matters upon which holders of common stock have the right to vote and are entitled to the number of votes equal to the number of full shares of common stock into which such shares of preferred stock could be converted at the then applicable conversion rate.

(4)	The Percent of Total Voting Power is calculated by dividing: (A) the aggregate number of shares of common stock beneficially owned under Rule 13d-3 of the Exchange Act by the relevant person, including all shares of common stock issuable upon conversion of preferred stock, subject to the beneficial ownership limitations contained therein by: (B) the sum of (x) the number of shares of common stock issued and outstanding, (y) the number of shares of common stock that could be acquired upon the conversion of all shares of preferred stock issued and outstanding, subject to the beneficial ownership limitations contained therein and (z) the number of shares of common stock, if any, which the relevant person could acquire on exercise of options or warrants within 60 days of April 25, 2024.

(5)	Includes 24,294 shares of common stock at an exercise price of $8.15 per share that are exercisable within 60 days of April, 25, 2024

(6)	Includes 18,405 shares of common stock at an exercise price of $8.15 per share that are exercisable within 60 days of April, 25, 2024

(7)	Includes: (i) 8,654 RSUs that will vest on June 14, 2024 and (ii) 54,631 shares of common stock issuable upon the exercise of options as follows: 29,599 shares of common stock at an exercise price of $14.55 per share and 25,032 shares at an exercise price of $30.00 per share that are or will become exercisable within 60 days of April, 25, 2024.

(8)	Includes: (i) 8,654 RSUs that will vest on June 15, 2024 and (ii) 24,770 shares of common stock issuable upon the exercise of options as follows: 20,770 shares of common stock at an exercise price of $7.91 per share and 4,000 shares at an exercise price of $23.11 per share that are or will become exercisable within 60 days of April, 25, 2024.

(9)	Includes: (i) 4,544 owned by James J. Fredlake Revocable Trust of 2017, (ii) 8,654 RSUs that will vest on June 15, 2024 and (ii) 24770 shares of common stock issuable upon the exercise of options as follows: 20,770 shares of common stock at an exercise price of $7.91 per share and 4,000 shares at an exercise price of $23.11 per share that are or will become exercisable within 60 days of April, 25, 2024.

(10)	Includes: (i) 8,654 RSUs that will vest on June 15, 2024 and (ii) 35,000 shares of common stock issuable upon the exercise of options as follows: 31,000 shares of common stock at an exercise price of $7.91 per share and 4,000 shares at an exercise price of $23.11 per share that are or will become exercisable within 60 days of April, 25, 2024.

(11)	Consists of 500,000 shares of preferred stock, of which 365,511 shares of preferred stock are held by Coliseum Capital Partners, L.P. (“CCP”) and 134,489 shares of preferred stock are held by an investment advisory client of Coliseum Capital Management, LLC (“CCM”). Based on the Amendment No. 18 to the Schedule 13D filed on January 3, 2024, CCM is an investment adviser whose clients, including CCP, have the right to receive or the power to direct the receipt of dividends from, or the proceeds from the sale of, the Common Stock. Coliseum Capital, LLC (“CC”) is the general partner of CCP. Adam Gray and Christopher Shackelton are the managers of CC and CCM. Mr. Gray and Mr. Shackelton share voting and dispositive power over the securities held by the foregoing entities. The address for each of Christopher Shackelton and CCP is 105 Rowayton Avenue, Rowayton, Connecticut 06853.

(12)	Includes: (i) 4,968,944 shares of common stock that could be obtained upon the conversion of 500,000 shares of preferred stock at the current conversion rate and 311,091 shares of common stock that could be voted as a result of accrued and unpaid Preferred Dividends; (ii) 51,924 RSUs that will vest within 60 days of April 25, 2024 and (iii) 238,205 shares of common stock issuable upon the exercise of options at various exercise prices that are or will become exercisable, or restricted stock units that will vest, within 60 days of April 25, 2024.

(13)	Based on Amendment No. 18 to the Schedule 13D amendment filed January 3, 2024 this includes: (i) up to 4,968,944 shares of common stock, par value $0.0001 per share (the “Common Stock”) that could be obtained upon the conversion of 500,000 shares of Series A convertible preferred stock, par value $0.0001 per share (the “Preferred Stock”), at the current conversion rate; (ii) the equivalent of 311,091 shares of Common Stock that could be voted as a result of accrued and unpaid Preferred Dividends (as defined in the Certificate of Designations of the Preferred Stock (the “Certificate of Designations”)) at the current conversion rate; (iii) 6,522,423 shares of Common Stock; (iv) 33,666 shares of Common Stock issuable upon the exercise of options held by CCP and granted for Mr. Shackelton’s services on the Board that are or will become exercisable within 60 days of September 19, 2023 as follows: 31,000 shares of Common Stock at an exercise price of $7.91 per share and 2,666 shares of Common Stock at an exercise price of $23.11 per share, and (vi) 8,654 RSUs that vest within 60 days of April 25, 2024.

(14)

Based on the Schedule 13G amendment filed February 14, 2024 this includes: (i) Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), (ii) Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”) and (iii) Peter S. Park (“Mr. Park” and, collectively with PWAM and PWIMF, “Park West”). PWAM is the investment manager to PWIMF and Park West Partners International, Limited (“PWPI” and, collectively with PWIMF, the “PW Funds”). Mr. Park, through one or more affiliated entities, is the controlling manager of PWAM.

As of April 25, 2024, PWIMF beneficially held: (i) 266,612 prefunded warrants exercisable subject to the limitations described below; (ii) 88,954 shares of preferred stock, convertible into an aggregate of 884,014 shares of common stock, subject to the ownership limitations described below; and (iii) an accumulated dividend convertible into an additional 55,345 shares of common stock, subject to the ownership limitations described below.

As of April 25, 2024, PWPI held: (i) 33,745 prefunded warrants exercisable subject to the limitations described below; (ii) 11,046 shares of preferred stock, convertible into an aggregate of 109,773 shares of common stock, subject to the ownership limitations described below; and (iii) an accumulated dividend convertible into an additional 6,872 shares of common stock, subject to the ownership limitations described below.

The prefunded warrants and preferred stock are subject to exercise and conversion limitations prohibiting the exercise or conversion of each security to the extent that it would result in the holder, or any of its affiliates, being deemed to beneficially own in excess of 9.99% of the then-outstanding shares of the Company’s common stock.

(15)	Based on the Schedule 13G filed February 13, 2024, Cannell Capital LLC has it’s principal place of business at 245 Meriwether Circle, Alta, Wyoming 83414.

Equity Compensation Plan Information Table

The following information is with respect to our 2018 Long-Term Incentive Plan as of December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	376,940	$11.21	1,091,427
Equity compensation plans not approved by security holders	—	—	—
Total	376,940	$11.21	1,091,427

(1)	The information set forth in the table pertains to our 2018 Long-Term Incentive Plan as of December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Related Person Policy and Procedures

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. Our written related party transactions policy is contained in our Code of Business Conduct. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director is permitted to participate in the approval of any transaction in which he or she was a related party, but that director is required to provide the audit committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that will elicit information about related party transactions.

Director Independence

We are subject to Nasdaq’s requirement that a majority of the board of directors be “independent.” Our Board has determined that all of our directors, other than Messrs. North and Shackelton, qualify as “independent” directors in accordance with the listing requirements of Nasdaq. The Nasdaq independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with the Company that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. There are no Family Members as defined by Nasdaq among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

Audit Fees and Services

Audit and other fees billed to us by RSM for the years ended December 31, 2023 and December 31, 2022 are as follows:

Lazydays Holdings, Inc.	2023	2022
Audit Fees	$941,650	$977,583
Audit-Related Fees	105,000	—
Tax Fees	—	—
All Other Fees	—	—
Total	$1,046,650	977,583

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditors in connection with statutory or regulatory filings or engagements, including registration statements.

Audit-Related Fees. Consists of fees billed for assurance services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”, such as accounting consultation and audits in connection with acquisitions.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees. Consists of fees for products and services other than the services reported above.

Pre-Approval by Audit Committee of Principal Accountant Services

The Audit Committee pre-approves all audit services and permitted non-audit services to be performed for the Company by its independent registered public accounting firm, including the fees and terms of all audit services and permitted non-audit services (subject to the de minimus exceptions for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act). The Audit Committee may form and delegate authority to subcommittees of the Audit Committee consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals shall be presented to the full Audit Committee at its next scheduled meeting.

The Audit Committee pre-approved all of the audit and permitted non-audit services performed in 2023 and 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following financial statements, schedules and exhibits are filed as part of this report:

1. Financial Statements

The consolidated financial statements and report of independent registered public accounting firm required by this item are included in Part II, Item 8 of the Original Filing;

2. Consolidated Financial Statement Schedules

All required Financial Statement Schedules are included in the Consolidated Financial Statements or the Notes to Consolidated Financial Statements.

3. Exhibits

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The attached list of exhibits in the “Exhibit Index” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this item.

Exhibit Number	Description
31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAZYDAYS HOLDINGS, INC.

/s/ Kelly Porter
Kelly Porter
Chief Financial Officer

Date: May 14, 2024

