Form 10-Q
period 2024-03-31
Lazydays Holdings, Inc.
filed 2024-05-15
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
813-246-4999
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock	GORV	Nasdaq Capital Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 14,073,018 shares of common stock, par value $0.0001, issued and outstanding as of May 13, 2024.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended March 31, 2024

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except for share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$39,350	$58,085
Receivables, net of allowance for doubtful accounts of $479 and $479	27,244	22,694
Inventories	346,645	456,087
Income tax receivable	9,031	7,416
Prepaid expenses and other	1,421	2,614
Total current assets	423,691	546,896
Property and equipment, net of accumulated depreciation of $49,282 and $46,098	271,273	265,726
Operating lease right-of-use assets	24,949	26,377
Intangible assets, net	78,276	80,546
Other assets	3,082	2,750
Deferred income tax asset	20,476	15,444
Total assets	$821,747	$937,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$15,847	$15,144
Accrued expenses and other current liabilities	25,530	29,160
Floor plan notes payable, net of debt discount	357,832	446,783
Financing liability, current portion	2,559	2,473
Revolving line of credit, current portion	10,000	—
Long-term debt, current portion	792	741
Related party debt, current portion	409	400
Operating lease liability, current portion	5,008	5,276
Total current liabilities	417,977	499,977
Long-term liabilities:
Financing liability, non-current portion, net of debt discount	90,722	91,401
Revolving line of credit, non-current portion	39,500	49,500
Long term debt, non-current portion, net of debt discount	27,860	28,075
Related party debt, non-current portion, net of debt discount	32,917	33,354
Operating lease liability, non-current portion	21,052	22,242
Total liabilities	630,028	724,549
Commitments and contingencies - see Note 10
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding; liquidation preference of $60,000	58,177	56,193
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,485,240 and 17,477,019 shares issued and 14,073,018 and 14,064,797 shares outstanding	—	—
Additional paid-in capital	166,497	165,988
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained earnings	24,173	48,137
Total stockholders’ equity	133,542	156,997
Total liabilities and stockholders’ equity	$821,747	$937,739

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands except for share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues
New vehicle retail	$152,691	$176,747
Pre-owned vehicle retail	79,576	84,775
Vehicle wholesale	6,249	1,708
Finance and insurance	18,329	16,881
Service, body and parts and other	13,741	15,545
Total revenues	270,586	295,656
Cost applicable to revenues
New vehicle retail	147,055	153,331
Pre-owned vehicle retail	70,199	67,528
Vehicle wholesale	8,460	1,721
Finance and insurance	693	693
Service, body and parts and other	6,287	7,181
LIFO	126	1,311
Total cost applicable to revenues	232,820	231,765
Gross profit	37,766	63,891
Depreciation and amortization	5,461	4,403
Selling, general, and administrative expenses	48,886	53,532
(Loss) income from operations	(16,581)	5,956
Other income (expense):
Floor plan interest expense	(7,676)	(5,531)
Other interest expense	(4,523)	(1,700)
Change in fair value of warrant liabilities	—	856
Total other expense, net	(12,199)	(6,375)
Loss before income taxes	(28,780)	(419)
Income tax benefit	6,800	143
Net loss	(21,980)	(276)
Dividends on Series A Convertible Preferred Stock	(1,984)	(1,184)
Net loss and comprehensive loss attributable to common stock and participating securities	$(23,964)	$(1,460)

Loss per share:
Basic	$(1.67)	$(0.12)
Diluted	$(1.67)	$(0.17)
Weighted average shares outstanding:
Basic	14,368,677	11,988,899
Diluted	14,368,677	11,988,899
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	17,477	$—	3,412	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	8	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	17,485	$—	3,412	$(57,128)	$166,497	$24,173	$133,542

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	14,515	$—	3,403	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9	(109)	—	—	(109)
Exercise of warrants and options	2,740	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	—	(1,184)	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance as of March 31, 2023	17,255	$—	3,412	$(57,128)	$163,485	$161,743	$268,100

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(21,980)	$(276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	509	797
Bad debt expense	58	7
Depreciation and amortization of property and equipment	3,189	2,570
Amortization of intangible assets	2,271	1,833
Amortization of debt discount	74	91
Non-cash operating lease (benefit) expense	(30)	22
Loss on sale of property and equipment	29	—
Deferred income taxes	(5,032)	—
Change in fair value of warrant liabilities	—	(856)
Impairment charges	—	538
Changes in operating assets and liabilities:
Receivables	(4,608)	(3,359)
Inventories	109,442	(33,650)
Prepaid expenses and other	1,193	(2,766)
Income tax receivable/payable	(1,612)	(146)
Other assets	(333)	(603)
Accounts payable, accrued expenses and other current liabilities	(2,930)	6,966
Total adjustments	102,220	(28,556)
Net cash provided by (used in) operating activities	80,240	(28,832)
Investing Activities
Cash paid for acquisitions, net of cash received	—	(19,730)
Proceeds from sales of property and equipment	—	22
Purchases of property and equipment	(8,765)	(13,936)
Net cash used in investing activities	(8,765)	(33,644)
Financing Activities
Net repayments under M&T bank floor plan	(89,016)	(6,495)
Borrowings under revolving line of credit	—	30,000
Principal payments on long-term debt and finance liabilities	(1,176)	(12,747)
Proceeds from issuance of long-term debt and finance liabilities	—	1,384
Loan issuance costs	(18)	(821)
Payment of dividends on Series A preferred stock	—	(1,184)
Repurchase of Treasury Stock	—	(109)
Proceeds from exercise of warrants	—	30,543
Proceeds from exercise of stock options	—	645
Disgorgement of short-swing profits	—	622
Net cash (used in) provided by financing activities	(90,210)	41,838
Net decrease in cash	(18,735)	(20,638)
Cash, beginning of period	58,085	61,687
Cash, end of period	$39,350	$41,049

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$9,205	$5,144
Cash paid during the period for income taxes net of refunds received	55	2

Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$1,773	$1,630

Right-of use assets obtained in exchange for lease liabilities:
Operating leases	$—	$142

Non-cash investing and financing activities:
Dividends accrued on Series A Preferred Stock	$1,984	$1,184
Decrease in PIPE warrant liability due to expiration of warrants	—	50
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays RV Center, Inc., the operating subsidiary of Lazydays Holdings, Inc. ("Lazydays," "we," "us," "our," or the "Company") is a recreational vehicle ("RV") company engaged in managing and operating RV dealerships across the United States. Our operations primarily consist of selling and servicing new and pre-owned RVs, arranging financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers, and selling related parts and accessories.

As of March 31, 2024, we had 25 dealerships in the following locations:

Location	Number of Dealerships
Arizona	4
Colorado	3
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	1
Utah	1
Washington	1
Wisconsin	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements contain unaudited information as of March 31, 2024, and for the three months ended March 31, 2024 and 2023. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2023 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2023 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net income (loss).

NOTE 3 – NEW ACCOUNTING PRONOUNCEMENTS

Adopted Accounting Standards

ASU 2020-06
In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. We adopted ASU 2020-06 effective January 1, 2024 and it did not have a material effect on our Condensed Consolidated Financial Statements.

Accounting Standards Not Yet Adopted

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. This ASU requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years and interim periods beginning after December 15, 2024. The guidance is to be applied prospectively, although retrospective application is permitted. The impact of adoption of ASU 2023-09 is expected to impact disclosures only and not have a material impact on our Condensed Consolidated Financial Statements.

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the effects of this ASU to our disclosures.
NOTE 4 – INVENTORIES

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

The current replacement costs of LIFO inventories exceeded their recorded values by $24.7 million and $24.6 million as of March 31, 2024 and December 31, 2023, respectively.

Inventories consist of the following:

(In thousands)	March 31, 2024	December 31, 2023
New recreational vehicles	$313,469	$385,001
Pre-owned recreational vehicles	49,329	86,517
Parts, accessories and other	8,547	9,144
	371,345	480,662
Less: excess of current cost over LIFO	(24,700)	(24,575)
Total	$346,645	$456,087

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	March 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$71,849	$29,003	$42,846	$71,849	$26,968	$44,881
Customer relationships	10,395	5,117	5,278	10,395	4,893	5,502
Non-compete agreements	230	178	52	230	167	63
	82,474	34,298	48,176	82,474	32,028	50,446
Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
Total	$112,574	$34,298	$78,276	$112,574	$32,028	$80,546

Amortization expense on intangible assets was $2.3 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

Future amortization of intangible assets is as follows:

(In thousands)
Remainder of 2024	$6,104
2025	8,070
2026	7,391
2027	7,080
2028	7,004
Thereafter	12,527
Total	$48,176
NOTE 6 – LEASES

Financing Leases
We have operations at several properties that were previously sold and then leased back from the purchasers over a non-cancellable period of 20 years. The leases contain renewal options at lease termination, with three options to renew for 10 additional years each and contain a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liabilities have implied interest rates ranging from 5.0% to 7.9% and have original expiration dates between June 1, 2025 and September 1, 2042. At the conclusion of the 20-year lease period, the financing liability residual will correspond to the carrying value of the land.

There were no significant financing lease additions or terminations during the three months ended March 31, 2024.

Operating Leases
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

There were no new significant operating lease additions or terminations during the three months ended March 31, 2024.
NOTE 7 – DEBT

M&T Financing Agreement
Our Senior Secured Credit Facility with M&T Bank provides a $525 million Floor Plan Line of Credit and a $50 million Revolving Credit Facility, both of which expire February 21, 2027.

On March 8, 2024, we entered into the First Amendment to the Second Amended and Restated Credit Agreement and Consent with M&T to waive and modify certain covenants. This included waiving the net leverage ratio from the fourth quarter of 2023 through the second quarter of 2024, the current ratio for the fourth quarter of 2023, and the fixed charge coverage ratio for the first and second quarters of 2024. Additionally, an additional tier was added to the definition of applicable margin of the M&T credit facilities, setting forth the applicable interest rates corresponding to a total net leverage ratio of 3.00 ≤ X. This new tier became applicable as of March 8, 2024.

As of March 31, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum trailing twelve-month EBITDA requirement.

On May 14, 2024, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement and Consent (the "Second Amendment") with M&T to modify certain covenants through the first quarter of 2025, including those covenants that we were out of compliance with at March 31, 2024. As part of the Second Amendment, we agreed to pay down $10 million on our Revolving Credit Facility by December 31, 2024. The Second Amendment also modifies certain covenants, including the net leverage ratio, the current ratio and the fixed charged ratio. Additionally, the definition of applicable margin was modified, to set forth the applicable interest rates from May 14, 2024 through June 30, 2025.

At March 31, 2024, there was $357.8 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.9% and $49.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.4%.

Following the Second Amendment, the Floor Plan Line of Credit bears interest at: (a) 30-day SOFR plus an applicable margin of 1.90% to 2.55% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 0.90% to 1.55% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Floor Plan Line of Credit is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan.

The Revolving Credit Facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 3.40% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 2.40% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Revolving Credit Facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

Borrowings under the M&T Financing Agreement are secured by a first priority lien on substantially all of our assets.
The Floor Plan Line of Credit consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Floor plan notes payable, gross	$359,491	$447,647
Debt discount	(1,659)	(864)
Floor plan notes payable, net of debt discount	$357,832	$446,783

Long-Term Debt
Other outstanding long-term debt consisted of the following:

	March 31, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$64,273	$(2,295)	$61,978	$64,870	$(2,300)	$62,570
Less: current portion	1,201	—	1,201	1,141	—	1,141
Long-term debt, non-current	$63,072	$(2,295)	$60,777	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages with First Horizon Bank for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan
On December 29, 2023, we entered into a $35 million term loan (the "Loan") with Coliseum Holdings I, LLC as lender (the “Lender”). The Lender is an affiliate of Coliseum Capital Management, LLC ("Coliseum") and Christopher Shackelton, the chairman of our Board. The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 59% of Lazydays common stock (calculated as if the preferred stock has been converted into common stock) as of March 31, 2024 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, current portion and Related party debt, non-current portion, net of debt discount in our Condensed Consolidated Balance Sheets.

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

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of March 31, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum trailing twelve-month EBITDA requirement, however the cross default was waived for the period ended March 31, 2024.

On May 15, 2024, we increased the Loan by an additional $15 million (the "Advance"). The terms of the Advance are substantially similar to the terms on the Loan, and the Advance is secured by the inclusion of another dealership facility in the collateral.

Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$978
2025	771
2026	35,826
2027	886
2028	950
Thereafter	24,862
Total	$64,273
NOTE 8 – REVENUE AND CONCENTRATIONS

Revenue Recognition

Revenue from the sale of vehicle contracts is recognized at a point in time on delivery, transfer of title, and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service.

We receive commissions from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“charge-backs”) for financing fees, insurance, or vehicle service contract commissions in the event of early termination of the contracts by our customers. The revenues from financing fees and commissions are recorded at the time of the sale of the vehicle and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams.

We have an accrual for charge-backs which totaled $8.1 million and $8.8 million at March 31, 2024 and December 31, 2023, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Revenues by State

Revenues by state that generated 10% or more of total revenues were as follows (unaudited):

	Three Months Ended March 31,
	2024	2023
Florida	44%	50%
Tennessee	10%	11%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, and weather conditions.

Supplier Concentrations

Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three Months Ended March 31,
	2024	2023
Thor Industries, Inc.	40%	38%
Winnebago Industries, Inc.	29%	34%
Forest River, Inc.	24%	24%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement’s terms.
NOTE 9 – EARNINGS (LOSS) PER SHARE

We compute basic and diluted earnings (loss) per share (“EPS”) by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

We are required in periods in which we have net income to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A convertible preferred stock (“Series A Preferred Stock”) has the right to receive dividends or dividend equivalents should we declare dividends on our common stock as if such holder of the Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration Series A preferred stockholders participation in dividends on an as converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares.

Diluted EPS is computed in the same manner as basic EPS except that the denominator is increased to include the number of contingently issuable share-based compensation awards that would have been outstanding unless those additional shares would have been anti-dilutive. Dilutive common stock equivalents include the dilutive effect of in-the-money stock equivalents, excluding any common stock equivalents if their effect would be anti-dilutive. For the diluted EPS calculation, the if-converted method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted EPS. In periods in which we have a net loss, all potentially dilutive common shares are considered anti-dilutive and thus are excluded from the calculation.

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used because the Preferred Stock does not participate in losses. As such, the net loss was attributed entirely to common stockholders.

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended March 31,
(In thousands except share and per share amounts)	2024	2023
Basic loss per share:
Net loss attributable to common stock and participating securities used to calculate basic loss per share	$(23,964)	$(1,460)
Weighted average common shares outstanding	14,068,320	11,688,542
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding	14,368,677	11,988,899
Basic loss per share	$(1.67)	$(0.12)

Diluted loss per share:
Net loss attributable to common stock and participating securities	$(23,964)	$(1,460)
Change in fair value of warrant liabilities, net of tax	—	(564)
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(23,964)	$(2,024)
Weighted average common shares outstanding	14,068,320	11,688,542
Weighted average pre-funded warrants	300,357	300,357
Weighted average shares outstanding	14,368,677	11,988,899
Diluted loss per share	$(1.67)	$(0.17)

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their inclusion would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2024	2023
Stock options	295,038	295,061
Restricted stock units	215,646	237,249
Shares issuable under the Employee Stock Purchase Plan	31,938	18,805
Share equivalents excluded from EPS	542,622	551,115
NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 6 - Leases to our Condensed Consolidated Financial Statements for lease obligations.

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

We record legal expenses as incurred in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

NOTE 11 – PREFERRED STOCK

Our Series A Preferred Stock is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the fair value of warrants issued in conjunction with the issuance of the Series A Preferred Stock.

We did not declare a dividend payment on the Series A Preferred Stock totaling $2.0 million for the quarter ended March 31, 2024. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 13% until such dividends are paid. Total undeclared and unpaid dividends were $3.2 million at March 31, 2024.
NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Selling, general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Loss. We recognized stock-based compensation expense of $0.5 million and $0.8 million for the three months ended March 31, 2024 and 2023, respectively.

2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of March 31, 2024, there were 1,068,905 shares of common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2023	376,940	$11.21	1.91 years	$(1,566)
Cancelled or terminated	(81,902)	8.83
Options outstanding at March 31, 2024	295,038	11.87	2.99 years	(2,312)
Options outstanding and vested at March 31, 2024	248,290	11.54	1.27 years	(2,895)

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	238,275	$13.35
Granted	15,267	4.38
Vested	(22,019)	10.99
Forfeited	(4,426)	12.38
Outstanding at March 31, 2024	227,097	13.03

Prefunded Warrants
As of March 31, 2024, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the three months ended March 31, 2024.

Unrecognized Stock-Based Compensation
As of March 31, 2024, unrecognized stock-based compensation costs for unvested awards was approximately $0.1 million, which is expected to be recognized over a weighted average period of 1.8 years.

NOTE 13 – RELATED PARTY

We have a $50 million term loan outstanding with Coliseum, a related party, with a maturity date of December 29, 2026. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.

NOTE 14 – SUBSEQUENT EVENTS

On May 14, 2024, we entered into the Second Amendment with M&T to waive certain covenants. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.

Additionally, on May 15, 2024, we entered into a First Amendment to Loan Agreement (the "Amendment") with Coliseum. The Amendment provides for an additional $15 million mortgage loan (the "Advance"). As additional security for the Advance, we delivered to Coliseum an assignment of mortgage, leases and rents (and related security documents) for real property located in Fort Pierce, Florida.

In connection with the Advance, we issued warrants to clients of Coliseum Capital Management to purchase 2,000,000 shares of our common stock at a price of $5.25 per share, subject to certain adjustments. The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

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

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q contains adjusted net cash provided by operating activities, a non-GAAP financial measure. Adjusted net cash provided by operating activities is defined as GAAP net cash provided by operating activities adjusted for net (repayments) borrowings on floor plan notes payable. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. As required by Securities Exchange Commission (“SEC”) rules, we have reconciled this measure to the most directly comparable GAAP measure reported in this Quarterly Report on Form 10-Q. We believe the non-GAAP financial measure we present improves the transparency of our disclosures; provides a meaningful presentation of our results from core business operations because items are excluded that are not related to core business operations and other non-cash items; and improves the period-to-period comparability of our results from core business operations. This presentation should not be considered an alternative to a GAAP measure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024.
Overview

Lazydays has been a prominent player in the RV industry since our inception in 1976. We operate recreational vehicle dealerships and offer a comprehensive portfolio of products and services for RV owners and outdoor enthusiasts. We generate revenue by providing RV owners and outdoor enthusiasts a full spectrum of products: RV sales, RV repair and services, financing and insurance products, third-party protection plans, and after-market parts and accessories.

We operate 25 dealerships in 15 states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. With a strategic approach to rapid expansion, we are growing our network through acquisitions and new store openings. See Note 1 - Business Organization and Nature of Operations to our Condensed Consolidated Financial Statements for additional information.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,400 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 1,300 people at our 25 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we use customer relationship management tools and analytics to actively engage, market and sell our products and services.

In January 2024, we launched a complete rebranding effort with new websites, logos, fonts and colors, as well as a new stock symbol ("GORV"). We believe these rebranding efforts will enhance our digital retail experience, particularly on mobile devices, which account for over 80% of our website traffic.

Results of Operations

	Three Months Ended March 31,		Variance
(In thousands except per vehicle data)	2024	2023	$	%
Revenue
New vehicle retail	$152,691	$176,747	$(24,056)	(13.6)%
Pre-owned vehicle retail	$79,576	$84,775	$(5,199)	(6.1)%
Vehicle wholesale	$6,249	$1,708	$4,541	NM
Finance and insurance	$18,329	$16,881	$1,448	8.6%
Service, body and parts and other	$13,741	$15,545	$(1,804)	(11.6)%
Total revenue	270,586	295,656	$(25,070)	(8.5)%

Gross profit
New vehicle retail	5,636	23,416	$(17,780)	(75.9)%
Pre-owned vehicle retail	9,377	17,247	$(7,870)	(45.6)%
Vehicle wholesale	(2,211)	(13)	$(2,198)	NM
Finance and insurance	17,636	16,188	$1,448	8.9%
Service, body and parts and other	7,454	8,364	$(910)	(10.9)%
LIFO	(126)	(1,311)	$1,185	(90.4)%
Total gross profit	37,766	63,891	$(26,125)	(40.9)%

Gross profit margins
New vehicle retail	3.7%	13.2%	(950)	bps
Pre-owned vehicle retail	11.8%	20.3%	(850)	bps
Vehicle wholesale	(35.4)%	(0.8)%	NM	bps
Finance and insurance	96.2%	95.9%	30	bps
Service, body and parts and other	54.2%	53.8%	40	bps
Total gross profit margin	14.0%	21.6%	(760)	bps
Total gross profit margin (excluding LIFO)	14.0%	22.1%	NM	bps

Retail units sold
New vehicle retail	2,055	1,980	75	3.8%
Pre-owned vehicle retail	1,466	1,304	162	12.4%
Total retail units sold	3,521	3,284	237	7.2%

Average selling price per retail unit
New vehicle retail	$74,263	$89,266	(15,003)	(16.8)%
Pre-owned vehicle retail	54,281	65,012	(10,731)	(16.5)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$2,704	$11,826	(9,122)	(77.1)%
Pre-owned vehicle retail	6,396	13,227	(6,831)	(51.6)%
Finance and insurance	4,919	4,929	(10)	(0.2)%

F&I per unit	$4,919	$4,929	(10)	(0.2)%
F&I penetration rate	62.9%	61.2%	170	bps
*NM - not meaningful

Same Store Results of Operations

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in February 2023 would be included in same store operating data beginning in March 2024, after its first complete comparable month of operations. The first quarter operating results for the same store comparisons would include results for that store in only the month of March for both comparable periods.

	Three Months Ended March 31,		Variance
($ in thousands except per vehicle data)	2024	2023	$	%
Revenues
New vehicle retail	$130,744	$167,966	$(37,222)	(22.2)%
Pre-owned vehicle retail	66,715	81,961	(15,246)	(18.6)%
Vehicle wholesale	5,046	1,708	3,338	NM
Finance and insurance	15,221	16,129	(908)	(5.6)%
Service, body and parts and other	11,866	14,950	(3,084)	(20.6)%
Total revenues	$229,592	$282,714	$(53,122)	(18.8)%

Gross profit
New vehicle retail	$4,816	$22,336	$(17,520)	(78.4)%
Pre-owned vehicle retail	7,729	16,672	(8,943)	(53.6)%
Vehicle wholesale	(1,526)	(13)	(1,513)	NM
Finance and insurance	14,615	15,466	(851)	(5.5)%
Service, body and parts and other	6,511	8,032	(1,521)	(18.9)%
LIFO	(126)	(1,311)	1,185	NM
Total gross profit	$32,019	$61,182	$(29,163)	(47.7)%

Gross profit margins
New vehicle retail	3.7%	13.3%	(960)	bps
Pre-owned vehicle retail	11.6%	20.3%	(870)	bps
Vehicle wholesale	(30.2)%	(0.8)%	NM	bps
Finance and insurance	96.0%	95.9%	10	bps
Service, body and parts and other	54.9%	53.7%	120	bps
Total gross profit margin	13.9%	21.6%	(770)	bps
Total gross profit margin (excluding LIFO)	14.0%	22.1%	NM	bps

Retail units sold
New vehicle retail	1,636	1,841	(205)	(11.1)%
Pre-owned vehicle retail	1,190	1,248	(58)	(4.6)%
Total retail units sold	2,826	3,089	(263)	(8.5)%

Average selling price per retail unit
New vehicle retail	$79,917	$91,236	$(11,319)	(12.4)%
Pre-owned vehicle retail	56,063	65,674	(9,611)	(14.6)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$2,944	$12,132	$(9,188)	(75.7)%
Pre-owned vehicle retail	6,495	13,359	(6,864)	(51.4)%
Finance and insurance	5,172	5,007	165	3.3%
*NM - not meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 93% of the new vehicles that we sold during the quarter ended March 31, 2024, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $24.1 million, or 13.6%, in the quarter ended March 31, 2024 compared to the same period in 2023 due primarily to a 16.8% decrease in average selling price per retail unit, offset by a 3.8% increase in new vehicle retail units sold. The decrease in average selling price per retail unit was primarily due to discounting of 2022 and 2023 model year units. The increase in units sold was primarily due to several acquisitions and new store openings since March 31, 2023.

New vehicle gross profit decreased $17.8 million, or 75.9%, in the quarter ended March 31, 2024 compared to the same period in 2023 primarily due to the above mentioned factors impacting new vehicle revenue. New vehicle gross margin decreased 950 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

On a same store basis, new vehicle retail revenue decreased $37.2 million, or 22.2%, due primarily to an 11.1% decrease in retail units sold and a 12.4% decrease in average selling prices per retail unit.

On a same store basis, new vehicle retail gross profits decreased $17.5 million, or 78.4%, in the quarter ended March 31, 2024 compared to the same period in 2023 due primarily to a decrease in units sold and a 960 basis point decrease in gross margins.

During the first quarter of 2024 we focused on selling through our 2022 and 2023 model year inventory by discounting pricing and paying higher sales commissions in an effort to properly position ourselves for the summer selling season as well as the introduction of 2025 model year inventory. As of March 31, 2024, approximately 79% of our inventory was 2024 model year, 20% was 2023 model year, and only 1% was 2022 model year. As of the end of April 2024, approximately 90% of our inventory was 2024 and 2025 model year units.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional pre-owned vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a pre-owned to new ratio of 1:1. Strategies to achieve this target include procuring additional pre-owned RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a pre-owned to new ratio of 0.7:1 in the quarter ended March 31, 2024.

Pre-owned vehicle retail revenue decreased $5.2 million, or 6.1%, in the quarter ended March 31, 2024 compared to the same period in 2023 due primarily to a 12.4% decrease in retail units sold and a 16.5% decrease in average selling price per retail unit. The decreases in retail units sold and average selling price per unit were primarily due to a contracting market and high interest rate environment which may affect financing for customers.

Pre-owned vehicle retail gross profit decreased $7.9 million, or 45.6%, in the quarter ended March 31, 2024 compared to the same period in 2023 due primarily to an 850 basis point decline in gross margins, partially offset by a 12.4% increase in units sold. The used vehicle market has experienced pricing pressures from the discounting of new vehicle units.

On a same store basis, pre-owned vehicle retail revenue decreased $15.2 million, or 18.6% due to a 14.6% decrease in average selling prices and a 4.6% decrease in retail units sold.

On a same store basis, pre-owned vehicle retail gross profits decreased $8.9 million, or 53.6% in the quarter ended March 31, 2024 compared to the same period in 2023 due primarily to the decrease in units sold and an 870 basis point decrease in gross margins.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues increased $1.4 million, or 8.6%, in the quarter ended March 31, 2024 compared to the same period in 2023 primarily due to an increase in total retail units sold of 7.2% and a 0.2% increase in F&I per unit. The increase in F&I per unit was primarily due to a lower volume of charge-backs during the period.

On a same store basis, finance and insurance revenue decreased $0.9 million, or 5.6%, primarily due to an 8.5% decrease in units sold, partially offset by a 3.3% increase in F&I per unit.

Certain information regarding our F&I operations was as follows:

	Three Months Ended March 31,		Variance
	2024	2023	$	%
Overall
F&I per unit	$4,919	$4,929	$(10)	(0.2)%
F&I penetration rate	62.9%	61.2%	170	bps

Same Store
F&I per unit	$5,172	$5,007	$165	3.3%
F&I penetration rate	60.4%	61.3%	(93)	bps

Our gross margin on finance and insurance revenues was 96.2% for the quarter ended March 31, 2024.

Service, Body and Parts and Other
With approximately 400 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 300 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform Original Equipment Manufacturer ("OEM") warranty repairs for most RV components. Earnings from service, body and parts and other have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one.

Service, body and parts and other is a strategic area of focus and area of opportunity to grow additional earnings. Our service, body and parts and other revenue and gross profit decreased 11.6% and 10.9%, respectively, during the quarter ended March 31, 2024 compared to the same period in 2023 primarily due to lower demand.

Our same store service, body and parts and other revenue decreased 20.6% and our gross profit decreased 18.9% during the quarter ended March 31, 2024 compared to the same period in 2023, primarily due to lower demand.
Depreciation and Amortization

Depreciation and amortization was as follows:

	Three Months Ended March 31,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$5,461	$4,403	$1,058	24.0%

The increase in Depreciation and amortization in the quarter ended March 31, 2024 compared to the same period in 2023 was primarily related to the increase in Property and equipment as a result of acquisitions, improvements in existing dealerships, and the opening of new stores since March 2023.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Three Months Ended March 31,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$48,886	$53,532	$(4,646)	(8.7)%
SG&A as percentage of gross profit	129.4%	83.8%	4,560	bps

The decrease in SG&A in the quarter ended March 31, 2024 compared to the same period in 2023 was primarily related to reduced headcount and lower commissions paid due to the decrease in average selling price per retail unit as mentioned above. In addition, the 2023 period included an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

The increase in SG&A as a percentage of gross profit in the quarter ended March 31, 2024 compared to the same period in 2023 was primarily related to lower gross profit.

SG&A included stock-based compensation of $0.5 million and $0.8 million in the quarter ended March 31, 2024 and 2023, respectively. The decrease in stock-based compensation was primarily due to fewer awards granted and vested during the quarter.

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three Months Ended March 31,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$7,676	$5,531	$2,145	38.8%

The increase in Floor plan interest expense in the quarter ended March 31, 2024 compared to the same period in 2023 was primarily due to an increase in the average floor plan borrowing rate.
Other Interest Expense

	Three Months Ended March 31,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$4,523	$1,700	$2,823	166.1%

The increase in other interest expense was primarily due to a higher average principal balance from borrowings on the Company's real estate facilities. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.

Income Tax Benefit

Income tax benefit was as follows:

	Three Months Ended March 31,		Variance
($ in thousands)	2024	2023	$	%
Income tax benefit	$6,800	$143	$6,657	NM
Effective tax rate	23.6%	34.1%
*NM - not meaningful

The tax benefit differs from the statutory rate primarily as a result of state income taxes and the excess tax benefits on stock awards vesting in the current period.
Liquidity and Capital Resources
Our principal needs for liquidity and capital resources are for capital expenditures and working capital as well as for growth through acquisitions and greenfielding. We have historically satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities as well as sale-leaseback arrangements. In addition to these sources of liquidity, potential sources to fund our business strategy include financing of owned real estate, construction loans, and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending upon overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

As of March 31, 2024, we had cash of $39.4 million and our revolver was fully drawn. As of May 15, 2024, we hold approximately $126.5 million of real estate financed under our mortgage facility that we estimate could provide approximately $45 million of additional liquidity at an estimated 75% loan to value as we refinance these properties.

Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2024	2023
Net loss	$(21,980)	$(276)
Non-cash adjustments	1,068	5,002
Changes in operating assets and liabilities	101,152	(33,558)
Net cash provided by (used in) operating activities	80,240	(28,832)
Net cash used in investing activities	(8,765)	(33,644)
Net cash (used in) provided by financing activities	(90,210)	41,838
Net decrease in cash	$(18,735)	$(20,638)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of March 31, 2024, our new vehicle days’ supply was 195 days which was 185 days less than our days’ supply as of December 31, 2023. As of March 31, 2024, our days’ supply of pre-owned vehicles was 64 days, which was 68 days less than our days’ supply at December 31, 2023. We calculate days’ supply of inventory based on current inventory levels and a 90-day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Three Months Ended March 31,		Variance
(In thousands)	2024	2023	$
Net cash provided by (used in) operating activities, as reported	$80,240	$(28,832)	$109,072
Net repayments on floor plan notes payable	(89,016)	(6,495)	(82,521)
Minus borrowings on floor plan notes payable associated with acquired new inventory	—	(4,271)	4,271
Plus net increase to floor plan offset account	—	40,000	(40,000)
Net cash (used in) provided by operating activities, as adjusted	$(8,776)	$402	$(9,178)

Investing Activities
During the quarter ended March 31, 2024, we used $8.8 million for the purchase of property and equipment, primarily related to improvements in existing dealerships and opening of our greenfield location in Surprise, Arizona.

Financing Activities
During the quarter ended March 31, 2024, significant financing activities included net repayments under our M&T Bank Floor Plan credit facility of $89.0 million and $1.2 million used for repayments on long-term debt and finance liabilities.

Short-Term Material Cash Requirements
For at least the next twelve months, our primary capital requirements relate to maintaining our current operations. We may also use our resources for the funding of potential acquisitions or development of bare land for future dealership locations. Cash used for acquisitions will be dependent upon deal flow and individual targets. Inventory associated with acquisitions and stocking new greenfield location inventories will primarily be financed using the M&T floor plan facility. Cash used for capital expenditures and acquisitions will also be dependent upon operational cash flows.

Long-Term Material Cash Requirements
Beyond the next twelve months, our principal demands for funds will be for maintenance of our core business, and continued growth through acquisitions. Additional funds may be spent on technology and efficiency investments, at our discretion.

We expect to meet our long-term liquidity requirements primarily through current cash on hand and cash generated by operations. We may obtain lease or mortgage financing for land purchased and the additional costs of building out dealership on these properties. Additionally, we have approximately $126.5 million of property encumbered by our $50 million Coliseum Loan that we estimate we can refinance at higher loan-to-value ratios and lower interest rates, similar to other properties we financed in 2023.

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

M&T Financing Agreement
Our Senior Secured Credit Facility with M&T Bank provides a $525 million Floor Plan Line of Credit and a $50 million Revolving Credit Facility both of which expire February 21, 2027.

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

As of March 31, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum trailing twelve-month EBITDA requirement.

On May 14, 2024, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement and Consent (the "Second Amendment") with M&T to waive certain covenants. As part of the Second Amendment, we agreed to pay down $10 million on our Revolving Credit Facility by December 31, 2024. The Second Amendment also modifies certain covenants, including the net leverage ratio, the current ratio and the fixed charge coverage ratio. Additionally, the definition of applicable margin was modified, to set forth the applicable interest rates from May 14, 2024 through June 30, 2025.

At March 31, 2024, there was $358 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.88% and $49.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.35%. We were in compliance with all financial and restrictive covenants at March 31, 2024.

Following the Second Amendment, the Floor Plan Line of Credit bears interest at: (a) 30-day SOFR plus an applicable margin of 1.90% to 2.55% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 0.90% to 1.55% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Floor Plan Line of Credit is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan.

The Revolving Credit Facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 3.40% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 2.40% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 50 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 100 Basis Points. The Revolving Credit Facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

Borrowings under M&T Financing Agreement are secured by a first priority lien on substantially all of our assets.

The M&T Floor Plan Line of Credit consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Floor plan notes payable, gross	$359,491	$447,647
Debt discount	(1,659)	(864)
Floor plan notes payable, net of debt discount	$357,832	$446,783

Other Long-Term Debt

Other outstanding long-term debt consisted of the following:

	March 31, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$64,273	$(2,295)	$61,978	$64,870	$(2,300)	$62,570
Less: current portion	1,201	—	1,201	1,141	—	1,141
Long-term debt, non-current	$63,072	$(2,295)	$60,777	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan
On December 29, 2023, we entered into a $35 million term loan (the "Loan") with Coliseum Holdings I, LLC as lender (the “Lender”). The Lender is an affiliate of Coliseum Capital Management, LLC ("Coliseum") and Christopher Shackelton, the chairman of our Board. The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 59.0% of Lazydays common stock (calculated as if the preferred stock has been converted into common stock) as of March 31, 2024 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs.

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

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of March 31, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum trailing twelve-month EBITDA requirement, however the cross default was waived for the period ended March 31, 2024.

On May 15, 2024, we increased the Loan by an additional $15 million (the "Advance"). The terms of the Advance are substantially similar to the terms on the Loan, and the Advance is secured by the inclusion of another dealership facility in the collateral.
Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$978
2025	771
2026	35,826
2027	886
2028	950
Thereafter	24,862
Total	$64,273
Industry Trends

The Company monitors industry conditions in the RV market using a number of resources including its own performance tracking and modeling. The Company also considers monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. According to the RV Industry Association’s survey of manufacturers, total wholesale shipments of new RVs for the three months ended March 31, 2024 were 85,941 units, compared to 78,600 units for the same period in 2023, an increase of 9%.

In February 2024, RVIA issued a revised forecast for calendar year 2024 wholesale unit shipments. Under the RVIA’s most likely scenario, towable and motorized unit shipments are projected to be approximately 301,800 units and 48,300 units, respectively, for an annual total of approximately 350,100 units, up 11.8% from the 2023 calendar year wholesale shipments. The RVIA’s most likely forecast for calendar year 2024 of 350,100 total units could range from a lower estimate of approximately 334,700 total units to an upper estimate of approximately 365,500 total units.

We believe that retail consumer interest remains high due to an ongoing interest in the RV lifestyle. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence and the level of consumer spending on discretionary products, we believe future retail demand over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the perceived benefits offered by the RV lifestyle.

Inflation

During the three months ended March 31, 2024, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

Inflationary factors, such as increases to our product and overhead costs, may adversely affect our operating results if the selling prices of our products and services do not increase proportionately with those increased costs or if demand for our products and services declines as a result of price increases to address inflationary costs. We finance substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. Inflationary increases in the costs of new and/or used vehicles financed through the revolving floor plan arrangement result in an increase in the outstanding principal balance of the revolving floor plan arrangement. Additionally, our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Further, the cost of remodeling acquired RV dealership locations and constructing new RV dealership locations is subject to inflationary increases in the costs of labor and material, which results in higher rent expense on new RV dealership locations. Finally, our credit agreements include interest rates that vary based on various benchmarks. Such rates have historically increased during periods of increasing inflation.

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
Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information requested by this Item 3 is not applicable as we have elected scaled disclosure requirements available to smaller reporting companies with respect to this Item 3.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal control over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 12, 2024, we previously identified a material weakness related to ineffective design and implementation of Information Technology General Controls ("ITGC") in the area of user access, program change management and security administration that are relevant to the preparation of the financial statements. Primarily, we did not design and maintain controls to ensure (a) access provisioned matched the access requested, (b) user access reviews were performed with complete and accurate data, (c) changes to internally developed applications were approved prior to deployment to production and (d) security administration was appropriately maintained. As a result, our related process-level IT dependent manual and automated controls that rely on the affected ITGCs, or information from IT systems with affected ITGCs, were also deemed ineffective. Additionally, management identified a material weakness in our internal control over financial reporting that existed due to turnover of certain accounting positions during the fourth quarter of 2023 which resulted in the lack of sufficient documentation to support the effective performance of our internal control over financial reporting. These material weaknesses did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results.

Notwithstanding the previously identified material weaknesses, which continues to be remediated, management, including our Chief Executive Officer and Chief Financial Officer, believes the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Ongoing Remediation Efforts to Address the Previously Identified Material Weaknesses
Management has enhanced, and will continue to enhance, the risk assessment process and design and implementation of internal control over financial reporting. The remediation measures to correct the previously identified material weaknesses include enhancing the design and implementation of existing controls and creating new controls as needed to address identified risks and providing additional training to personnel including the appropriate level of documentation to be maintained to support internal controls over financial reporting. The previously identified material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control over Financial Reporting
Other than with respect to the remediation efforts described above in connection with the previously identified material weaknesses, there were no changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2024. There have been no material changes to the primary risks related to our business and securities as described in our 2023 Annual Report on Form 10-K, under “Risk Factors” in Item 1A.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
We repurchased the following shares of our common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2024	—	$—	—	$63,370,543
February 1 - February 29, 2024	3,462	4.14	—	63,370,543
March 1 - March 31, 2024	—	—	—	63,370,543
	3,462	4.14	—
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
(2)All of the shares repurchased in the quarter ended March 31, 2024 were related to tax withholding upon the vesting of RSUs and none related to our repurchase authorization.
Item 5. Other Information
During the first quarter of 2024, none of the Company's officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

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

10.1*	Second Amendment, dated May 14, 2024, to Second Amended and Restated Credit Agreement and Consent between LDRV Holdings Corp. and Manufacturers and Traders Trust Company.
10.2*
First Amendment, dated May 15, 2024, to Loan Agreement between LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition, LLC and Lazydays Land of Phoenix, LLC as Borrower and Coliseum Holdings I, LLC as Lender.

10.3*	Registration Rights Agreement, dated May 15, 2024, between Lazydays Holdings, Inc. and the investors named therein
10.4*	Common Stock Purchase Warrant (Coliseum Capital Partners, L.P.)
10.5*	Common Stock Purchase Warrant (Blackwell Partners, LLC - Series A)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*Filed herewith
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

Lazydays Holdings, Inc.

Date: May 15, 2024	/s/ Kelly A. Porter
Kelly A. Porter
Chief Financial Officer
Principal Financial and Accounting Officer