Form 10-Q
period 2024-06-30
Lazydays Holdings, Inc.
filed 2024-08-15
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 14,166,046 shares of common stock, par value $0.0001, issued and outstanding as of August 14, 2024.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended June 30, 2024

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except for share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$42,022	$58,085
Receivables, net of allowance for doubtful accounts of $479 and $479	28,806	22,694
Inventories	314,382	456,087
Income tax receivable	6,675	7,416
Prepaid expenses and other	4,907	2,614
Total current assets	396,792	546,896
Property and equipment, net of accumulated depreciation of $51,624 and $46,098	272,297	265,726
Operating lease right-of-use assets	23,629	26,377
Intangible assets, net	76,477	80,546
Other assets	3,173	2,750
Deferred income tax asset	—	15,444
Total assets	$772,368	$937,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,064	$15,144
Accrued expenses and other current liabilities	35,568	29,160
Floor plan notes payable, net of debt discount	330,967	446,783
Financing liability, current portion	2,588	2,473
Revolving line of credit, current portion	44,500	—
Long-term debt, current portion, net of debt discount	28,489	741
Related party debt, current portion, net of debt discount	42,749	400
Operating lease liability, current portion	4,625	5,276
Total current liabilities	506,550	499,977
Long-term liabilities:
Financing liability, non-current portion, net of debt discount	91,509	91,401
Revolving line of credit, non-current portion	—	49,500
Long term debt, non-current portion, net of debt discount	—	28,075
Related party debt, non-current portion, net of debt discount	—	33,354
Operating lease liability, non-current portion	19,928	22,242
Deferred income tax liability	931	—
Warrant liabilities	5,244	—
Total liabilities	624,162	724,549
Commitments and contingencies - see Note 10
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding; liquidation preference of $60,000	60,208	56,193
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,578,268 and 17,477,019 shares issued and 14,166,046 and 14,064,797 shares outstanding	—	—
Additional paid-in capital	165,174	165,988
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained earnings	(20,048)	48,137
Total stockholders’ equity	87,998	156,997
Total liabilities and stockholders’ equity	$772,368	$937,739
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands except for share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
New vehicle retail	$143,333	$182,752	$296,024	$359,499
Pre-owned vehicle retail	60,908	90,991	140,484	175,766
Vehicle wholesale	3,268	1,716	9,517	3,424
Finance and insurance	16,041	17,742	34,370	34,623
Service, body and parts and other	15,144	15,179	28,885	30,724
Total revenues	238,694	308,380	509,280	604,036
Cost applicable to revenues
New vehicle retail	130,138	158,144	277,193	311,475
Pre-owned vehicle retail	49,446	72,425	119,645	139,953
Vehicle wholesale	3,597	1,685	12,057	3,406
Finance and insurance	644	810	1,337	1,503
Service, body and parts and other	7,150	7,517	13,437	14,698
LIFO	315	76	441	1,387
Total cost applicable to revenues	191,290	240,657	424,110	472,422
Gross profit	47,404	67,723	85,170	131,614
Depreciation and amortization	4,956	4,459	10,417	8,862
Selling, general, and administrative expenses	50,966	50,480	99,852	104,012
(Loss) income from operations	(8,518)	12,784	(25,099)	18,740
Other income (expense):
Floor plan interest expense	(5,708)	(5,835)	(13,384)	(11,366)
Other interest expense	(5,837)	(2,083)	(10,360)	(3,783)
Change in fair value of warrant liabilities	(337)	—	(337)	856
Total other expense, net	(11,882)	(7,918)	(24,081)	(14,293)
(Loss) income before income taxes	(20,400)	4,866	(49,180)	4,447
Income tax expense	(23,821)	(1,306)	(17,021)	(1,163)
Net (loss) income	(44,221)	3,560	(66,201)	3,284
Dividends on Series A Convertible Preferred Stock	(2,031)	(1,196)	(4,015)	(2,380)
Net (loss) income and comprehensive (loss) income attributable to common stock and participating securities	$(46,252)	$2,364	$(70,216)	$904

(Loss) income per share:
Basic	$(3.22)	$0.12	$(4.89)	$0.05
Diluted	$(3.22)	$0.12	$(4.89)	$—
Weighted average shares used for EPS calculations:
Basic	14,374,897	14,181,659	14,371,787	13,066,607
Diluted	14,374,897	14,292,064	14,371,787	13,188,135
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	17,477	$—	3,412	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	8	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	17,485	—	3,412	(57,128)	166,497	24,173	133,542
Stock-based compensation	—	—	—	—	595	—	595
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	56	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	37	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	—	(44,221)	(44,221)
Balance as of June 30, 2024	17,578	$—	3,412	$(57,128)	$165,174	$(20,048)	$87,998

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	14,515	$—	3,403	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9	(109)	—	—	(109)
Exercise of warrants and options	2,740	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	—	(1,184)	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance as of March 31, 2023	17,255	$—	3,412	$(57,128)	$163,485	$161,743	$268,100
Stock-based compensation	—	—	—	—	842	—	842
Repurchase of treasury stock	—	—	—	—	—	—	—
Conversion of warrant, options and restricted stock units	46	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	27	—	—	—	265	—	265
Dividends on Series A preferred stock	—	—	—	—	—	(1,197)	(1,197)
Net income	—	—	—	—	—	3,560	3,560
Balance as of June 30, 2023	17,328	$—	3,412	$(57,128)	$164,592	$164,106	$271,570

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (In thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net (loss) income	$(66,201)	$3,284
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	1,104	1,639
Bad debt expense	76	9
Depreciation and amortization of property and equipment	6,346	5,195
Amortization of intangible assets	4,070	3,667
Amortization of debt discount	506	655
Non-cash operating lease (benefit) expense	(217)	93
Gain on sale of property and equipment	(2,950)	—
Deferred income taxes	16,375	(147)
Change in fair value of warrant liabilities	337	(856)
Impairment charges	—	538
Changes in operating assets and liabilities:
Receivables	(6,188)	(3,424)
Inventories	141,705	(4,346)
Prepaid expenses and other	(2,293)	(2,712)
Income tax receivable/payable	744	1,239
Other assets	(424)	(390)
Accounts payable	1,920	3,744
Accrued expenses and other current liabilities	6,405	2,517
Total adjustments	167,516	7,421
Net cash provided by operating activities	101,315	10,705
Investing Activities
Cash paid for acquisitions, net of cash received	—	(19,730)
Proceeds from sales of property and equipment	2,950	—
Purchases of property and equipment	(12,917)	(46,312)
Net cash used in investing activities	(9,967)	(66,042)
Financing Activities
Net repayments under M&T bank floor plan	(114,824)	(44,293)
Principal (payments) borrowings on revolving line of credit	(5,000)	45,000
Principal payments on long-term debt	(111)	(13,286)
Proceeds from issuance of long-term debt and finance liabilities	15,223	1,384
Loan issuance costs	(2,812)	(821)
Payment of dividends on Series A preferred stock	—	(2,393)
Repurchase of Treasury Stock	—	(109)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	113	265
Proceeds from exercise of warrants	—	30,543
Proceeds from exercise of stock options	—	911
Disgorgement of short-swing profits	—	622
Net cash (used in) provided by financing activities	(107,411)	17,823
Net decrease in cash	(16,063)	(37,514)
Cash, beginning of period	58,085	61,687
Cash, end of period	$42,022	$24,173
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$17,700	$2,672
Cash paid during the period for income taxes net of refunds received	—	4

Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$3,635	$3,194

Non-cash investing and financing activities:
Dividends accrued on Series A Preferred Stock	$4,015	$2,381
Warrants issued to Coliseum Capital Partners, L.P. and Blackwell Partners, LLC	4,907	—
Decrease in PIPE warrant liability due to expiration of warrants	—	50
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

As of June 30, 2024, we had 25 dealerships in the following locations:

Location	Number of Dealerships
Arizona	4
Colorado	3
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Texas	1
Utah	1
Washington	1
Wisconsin	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements contain unaudited information as of June 30, 2024, and for the six months ended June 30, 2024 and 2023. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2023 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2023 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Going Concern
Accounting Standards Codification (ASC) 205-40, Presentation of Financial Statements – Going Concern, requires management to evaluate an entity’s ability to continue as a going concern for the twelve-month period following the date on which the financial statements are available for issuance. As a part of this evaluation, management may consider the potential mitigating impact of its plans that have not been fully implemented as of the issuance date if (a) it is probable that management’s plans will be effectively implemented on a timely basis, and (b) it is probable that the plans, when implemented, will alleviate the relevant conditions or events that raise substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period after the issuance date. Such an evaluation indicated certain negative conditions and events, described further below, that raise substantial doubt about the Company's ability to continue as a going concern.

The Company has experienced a decline in its operating performance driven primarily by the continued recreational vehicle industry slowdown and consumer uncertainty. As a result, as of June 30, 2024, the Company was not in compliance with certain financial covenants under the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, restated, supplemented or otherwise modified prior to the date hereof, the “Credit Agreement”) by and among LDRV Holdings Corp., as Borrower Representative, Manufacturers and Traders Trust Company, as Administrative Agent, and the other loan parties and lenders party thereto, including a minimum consolidated EBITDA covenant, but the Company has received temporary waivers from 100% of the lenders participating in the Credit Agreement (for the defaults at issue through August 30, 2024). Due to the reclassification of our long-term debt as a current liability, the Company was also not in compliance with the current ratio covenant. The Company is not certain as to when the industry will recover and anticipates that unit sales may continue to be well below long-term averages and therefore believes the potential exists that it may continue to not be in compliance with existing financial covenants under the Credit Agreement for the twelve-month period after the issuance date of the financial statements. If the Company is not in compliance with its covenants, absent a further waiver or amendment, it will be an event of default at the end of the waiver period that would give lenders the right, but not the obligation, to accelerate amounts outstanding. In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

As of June 30, 2024, and excluding the reclassification of long-term debt to current, the Company had $27.7 million of working capital, which included $42 million of cash on hand. In light of the recent industry challenges the Company has faced, it implemented cost reductions with estimated annual savings of $30 million; is actively negotiating an amendment to its Credit Agreement; and is seeking to raise additional capital.

While management intends for both its cost cutting efforts and plans to enter into a new amendment to the Credit Agreement with covenants that the Company can satisfy and/or obtaining additional capital to alleviate the conditions or events that raise substantial doubt about its ability to continue as a going concern, these elements are not entirely within the Company’s control. In addition, there is no guarantee that the cost reductions will continue to be achieved or have the full value of expected benefits, that such an amendment will be agreed or that additional capital will be available on terms acceptable to the Company or at all. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern.

The accompanying unaudited financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these unaudited financial statements.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. We are currently evaluating the effects of this ASU to our disclosures.
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

The current replacement costs of LIFO inventories exceeded their recorded values by $25.0 million and $24.6 million as of June 30, 2024 and December 31, 2023, respectively.

Inventories consist of the following:

(In thousands)	June 30, 2024	December 31, 2023
New recreational vehicles	$289,702	$385,001
Pre-owned recreational vehicles	41,034	86,517
Parts, accessories and other	8,662	9,144
	339,398	480,662
Less: excess of current cost over LIFO	(25,016)	(24,575)
Total	$314,382	$456,087

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	June 30, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$71,849	$30,565	$41,284	$71,849	$26,968	$44,881
Customer relationships	10,395	5,342	5,053	10,395	4,893	5,502
Non-compete agreements	230	190	40	230	167	63
	82,474	36,097	46,377	82,474	32,028	50,446
Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
Total	$112,574	$36,097	$76,477	$112,574	$32,028	$80,546

Amortization expense related to intangible assets was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Amortization expense	$1,799	$1,834	$4,070	$3,667

Future amortization of intangible assets is as follows:

(In thousands)
Remainder of 2024	$4,069
2025	7,499
2026	6,821
2027	6,510
2028	6,434
Thereafter	15,044
Total	$46,377
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

There were no significant financing lease additions or terminations during the six months ended June 30, 2024.

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

There were no new significant operating lease additions or terminations during the six months ended June 30, 2024.
NOTE 7 – DEBT

M&T Financing Agreement
Our Senior Secured Credit Facility with M&T Bank provides a $480 million Floor Plan Line of Credit and a $50 million Revolving Credit Facility, both of which expire February 21, 2027.

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

On May 14, 2024, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement and Consent (the "Second Amendment") with M&T to modify certain covenants through the first quarter of 2025, including those covenants that we were out of compliance with at March 31, 2024. As part of the Second Amendment, we agreed to pay down $10 million on our Revolving Credit Facility by December 31, 2024. The Second Amendment also modified certain covenants, including the net leverage ratio, the current ratio and the fixed charged ratio. Additionally, the definition of applicable margin was modified, to set forth the applicable interest rates from May 14, 2024 through June 30, 2025.

As of June 30, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum EBITDA requirement or current ratio requirement. However, we entered into a Limited Waiver with Respect to Credit Agreement with the lenders under the M&T Credit Agreement which temporarily waived these covenants. See Note 2 - Basis of Presentation to our Condensed Consolidated Financial Statements for additional information.

At June 30, 2024, there was $331.0 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.9% and $44.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.8%.

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

Borrowings under the M&T Financing Agreement are secured by a first priority lien on substantially all of our assets.
The Floor Plan Line of Credit consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Floor plan notes payable, gross	$331,733	$447,647
Debt discount	(766)	(864)
Floor plan notes payable, net of debt discount	$330,967	$446,783

Other Long-Term Debt
Other outstanding long-term debt consisted of the following:

	June 30, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$73,869	$(2,631)	$71,238	$64,870	$(2,300)	$62,570
Less: current portion	73,869	(2,631)	71,238	1,141	—	1,141
Total	$—	$—	$—	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan
On December 29, 2023, we entered into a $50 million term loan (the "Loan") with Coliseum Holdings I, LLC as lender (the “Lender”). The Lender is an affiliate of Coliseum Capital Management, LLC ("Coliseum") and Christopher Shackelton. The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 81% of Lazydays common stock (calculated as if the preferred stock has been converted into common stock) as of June 30, 2024 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, current portion and Related party debt, non-current portion, net of debt discount in our Condensed Consolidated Balance Sheets.

On May 15, 2024, we entered into a First Amendment to the Loan (the "Amendment"). The Amendment provides for an additional $15 million mortgage loan (the "Advance"). As additional security for the Advance, we delivered to Coliseum an assignment of mortgage, leases and rents (and related security documents) for real property located in Fort Pierce, Florida.

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

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of June 30, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum EBITDA requirement or current ratio requirement. However, we entered into a Limited Waiver with Respect to Credit Agreement with the lenders under the M&T Credit Agreement which temporarily waived these covenants.

Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$5,578
2025	771
2026	45,326
2027	886
2028	950
Thereafter	20,358
Total	$73,869
The above schedule reflects contractual maturities, but for financial reporting, the Revolving Line of Credit, long-term debt, and related party debt have been classified as current as described in Note 2 and Note 7 to the Condensed Consolidated Financial Statements.
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

We have an accrual for charge-backs which totaled $9.3 million and $8.8 million at June 30, 2024 and December 31, 2023, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Revenues by State

Revenues by state that generated 10% or more of total revenues were as follows (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Florida	32%	39%	36%	45%
Tennessee	14%	16%	14%	13%
Colorado	10%	*	*	*
*Less than 10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, and weather conditions.

Supplier Concentrations

Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three Months Ended June 30,
	2024	2023
Thor Industries, Inc.	41%	39%
Winnebago Industries, Inc.	31%	34%
Forest River, Inc.	21%	24%

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

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except share and per share amounts)	2024	2023	2024	2023
Basic (loss) earnings per share:
Net (loss) income attributable to common stock and participating securities used to calculate basic (loss) earnings per share	$(46,252)	$2,364	$(70,216)	$904
Weighted average common shares outstanding	14,074,540	13,881,302	14,071,430	12,766,250
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding for EPS	14,374,897	14,181,659	14,371,787	13,066,607
Basic (loss) earnings per share	$(3.22)	$0.12	$(4.89)	$0.05

Diluted (loss) earnings per share:
Net (loss) income attributable to common stock and participating securities used to calculate diluted (loss) earnings per share	$(46,252)	$2,364	$(70,216)	$904
Weighted average common shares outstanding	14,074,540	13,881,302	14,071,430	12,766,250
Weighted average pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average options	—	110,405	—	121,528
Weighted average shares outstanding for EPS	14,374,897	14,292,064	14,371,787	13,188,135
Diluted (loss) earnings per share	$(3.22)	$0.12	$(4.89)	$—

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their impact would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares underlying warrants	2,000,000	—	2,000,000	—
Stock options	295,038	243,958	295,038	243,958
Restricted stock units	370,114	291,739	370,114	291,739
Shares issuable under the Employee Stock Purchase Plan	31,938	27,266	31,938	27,266
Share equivalents excluded from EPS	2,697,090	562,963	2,697,090	562,963
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

On May 15, 2024, in connection with the issuance of warrants and pursuant to the Company’s Certificate of Designations of Series A Convertible Preferred Stock, because the Company issued and sold warrants at a price less than the prior $10.0625 conversion price of the Company’s Series A Convertible Preferred Stock (the “Preferred Stock”), the conversion price of the Preferred Stock was adjusted to $9.65 per share. After this adjustment to the conversion price of the Preferred Stock and taking into account accrued dividends on the Preferred Stock as of May 15, 2024, the currently outstanding 600,000 shares of the Preferred Stock would convert into a total of 6,651,198 shares of Common Stock (adjusted from 5,962,733 as of on the original issue date of the Preferred Stock and adjusted from 6,378,540 as of immediately prior to the issuance of such warrants after taking into account such accrued dividends).

We did not declare a dividend payment on the Series A Preferred Stock totaling $2.0 million for the quarter ended June 30, 2024. As a result, the amount was added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 13% until such dividends are paid. Total undeclared and unpaid dividends were $5.2 million at June 30, 2024.
NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Selling, general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

We recognized stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation	$595	$842	$1,104	$1,639

2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of June 30, 2024, there were 832,860 shares of common stock available to be issued under the 2018 Plan.

2019 Employee Stock Purchase Plan
We reserved a total of 900,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of June 30, 2024, 570,999 shares remained available for future issuance.

ESPP activity for the six months ended June 30, 2024 was as follows:

Shares purchased pursuant to the ESPP	37,295
Weighted average per share price of shares purchased	$3.03
Weighted average per share discount from market value for shares purchased	$0.53
Stock-based compensation related to ESPP	$112,855

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2023	376,940	$11.21	1.91 years	$(1,566)
Cancelled or terminated	(81,902)	8.83
Options outstanding at June 30, 2024	295,038	11.87	2.78 years	(2,312)
Options outstanding and vested at June 30, 2024	253,626	11.78	1.15 years	(2,997)

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	238,275	$13.35
Granted	211,926	4.31
Vested	(65,055)	10.97
Forfeited	(15,032)	11.86
Outstanding at June 30, 2024	370,114	8.67

Warrants
In connection with the Advance on our Coliseum Loan as discussed in Note 7 - Debt, we issued warrants to clients of Coliseum Capital Management as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2023	—	$—
Granted	2,000,000	$5.25
Warrants outstanding June 30, 2024	2,000,000	$5.25

Prefunded Warrants
As of June 30, 2024, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the six months ended June 30, 2024.

Unrecognized Stock-Based Compensation
As of June 30, 2024, unrecognized stock-based compensation costs for unvested awards was approximately $49 thousand, which is expected to be recognized over a weighted average period of 1.7 years.
NOTE 13 – RELATED PARTY

We have a $50 million term loan outstanding with Coliseum, a related party, with a maturity date of December 29, 2026. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.
NOTE 14 – SUBSEQUENT EVENTS

On July 30, 2024, the Company entered into a Limited Waiver with Respect to Credit Agreement with the lenders under the M&T Credit Agreement to temporarily waive the covenants we were not in compliance with as of June 30, 2024. See Note 2 - Basis of Presentation to our Condensed Consolidated Financial Statements for additional information.

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
•Our recent history of losses and our ability to continue as a going concern;
•Our ability to obtain further waivers or amendments to our Credit Agreement
•Our ability to procure and manage inventory levels to reflect consumer demand;
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
•Our ability to secure additional funds through equity or financing transactions on terms acceptable to the Company;
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

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 3,900 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 1,500 people at our 25 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states except Hawaii.

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

Results of Operations

	Three Months Ended June 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenue
New vehicle retail	$143,333	$182,752	$(39,419)	(21.6)%
Pre-owned vehicle retail	60,908	90,991	(30,083)	(33.1)%
Vehicle wholesale	3,268	1,716	1,552	90.4%
Finance and insurance	16,041	17,742	(1,701)	(9.6)%
Service, body and parts and other	15,144	15,179	(35)	(0.2)%
Total revenue	$238,694	$308,380	$(69,686)	(22.6)%

Gross profit
New vehicle retail	$13,195	$24,608	$(11,413)	(46.4)%
Pre-owned vehicle retail	11,462	18,566	(7,104)	(38.3)%
Vehicle wholesale	(329)	31	(360)	NM
Finance and insurance	15,397	16,932	(1,535)	(9.1)%
Service, body and parts and other	7,994	7,662	332	4.3%
LIFO	(315)	(76)	(239)	314.5%
Total gross profit	$47,404	$67,723	$(20,319)	(30.0)%

Gross profit margins
New vehicle retail	9.2%	13.5%	(430)	bps
Pre-owned vehicle retail	18.8%	20.4%	(160)	bps
Vehicle wholesale	(10.1)%	1.8%	NM
Finance and insurance	96.0%	95.4%	60	bps
Service, body and parts and other	52.8%	50.5%	230	bps
Total gross profit margin	19.9%	22.0%	(210)	bps
Total gross profit margin (excluding LIFO)	20.0%	22.0%	(200)	bps

Retail units sold
New vehicle retail	2,036	1,979	57	2.9%
Pre-owned vehicle retail	1,149	1,388	(239)	(17.2)%
Total retail units sold	3,185	3,367	(182)	(5.4)%

Average selling price per retail unit
New vehicle retail	$70,458	$92,346	$(21,888)	(23.7)%
Pre-owned vehicle retail	53,009	65,555	(12,546)	(19.1)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$6,412	$12,552	$(6,140)	(48.9)%
Pre-owned vehicle retail	9,976	13,461	(3,485)	(25.9)%
Finance and insurance	5,084	5,029	55	1.1%

F&I per unit	$4,834	$5,029	$(195)	(3.9)%
*NM - not meaningful

	Six Months Ended June 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$296,024	$359,499	$(63,475)	(17.7)%
Pre-owned vehicle retail	140,484	175,766	(35,282)	(20.1)%
Vehicle wholesale	9,517	3,424	6,093	NM
Finance and insurance	34,370	34,623	(253)	(0.7)%
Service, body and parts and other	28,885	30,724	(1,839)	(6.0)%
Total revenues	$509,280	$604,036	$(94,756)	(15.7)%

Gross profit
New vehicle retail	$18,831	$48,024	$(29,193)	(60.8)%
Pre-owned vehicle retail	20,839	35,813	(14,974)	(41.8)%
Vehicle wholesale	(2,540)	18	(2,558)	NM
Finance and insurance	33,033	33,120	(87)	(0.3)%
Service, body and parts and other	15,448	16,026	(578)	(3.6)%
LIFO	(441)	(1,387)	946	(68.2)%
Total gross profit	$85,170	$131,614	$(46,444)	(35.3)%

Gross profit margins
New vehicle retail	6.4%	13.4%	(700)	bps
Pre-owned vehicle retail	14.8%	20.4%	(560)	bps
Vehicle wholesale	(26.7)%	0.5%	NM
Finance and insurance	96.1%	95.7%	40	bps
Service, body and parts and other	53.5%	52.2%	130	bps
Total gross profit margin	16.7%	21.8%	(510)	bps
Total gross profit margin (excluding LIFO)	16.8%	22.0%	(520)	bps

Retail units sold
New vehicle retail	4,091	3,959	132	3.3%
Pre-owned vehicle retail	2,616	2,692	(76)	(2.8)%
Total retail units sold	6,707	6,651	56	0.8%

Average selling price per retail unit
New vehicle retail	$72,389	$90,806	$(18,417)	(20.3)%
Pre-owned vehicle retail	53,702	65,292	(11,590)	(17.8)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$4,569	$12,189	$(7,620)	(62.5)%
Pre-owned vehicle retail	7,966	13,347	(5,381)	(40.3)%
Finance and insurance	5,044	4,980	64	1.3%

F&I per unit	$4,925	$4,980	$(55)	(1.1)%
*NM - not meaningful

Same Store Results of Operations

We believe that same store comparisons are an important indicator of our financial performance. Same store measures demonstrate our ability to grow operations in our existing locations.

Same store measures reflect results for stores that were operating in each comparison period, and only include the months when operations occurred in both periods. For example, a store acquired in May 2023 would be included in same store operating data beginning in June 2024, after its first complete comparable month of operations. The first quarter operating results for the same store comparisons would include results for that store in only the month of June for both comparable periods.

	Three Months Ended June 30,		Variance
($ in thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$120,041	$172,156	$(52,115)	(30.3)%
Pre-owned vehicle retail	50,041	86,900	(36,859)	(42.4)%
Vehicle wholesale	2,857	1,591	1,266	79.6%
Finance and insurance	13,741	16,930	(3,189)	(18.8)%
Service, body and parts and other	12,617	14,371	(1,754)	(12.2)%
Total revenues	$199,297	$291,948	$(92,651)	(31.7)%

Gross profit
New vehicle retail	$10,194	$23,250	$(13,056)	(56.2)%
Pre-owned vehicle retail	9,077	17,771	(8,694)	(48.9)%
Vehicle wholesale	(312)	31	(343)	NM
Finance and insurance	13,187	16,146	(2,959)	(18.3)%
Service, body and parts and other	6,530	6,883	(353)	(5.1)%
LIFO	(316)	(76)	(240)	315.8%
Total gross profit	$38,360	$64,005	$(25,645)	(40.1)%

Gross profit margins
New vehicle retail	8.5%	13.5%	(500)	bps
Pre-owned vehicle retail	18.1%	20.4%	(230)	bps
Vehicle wholesale	(10.9)%	1.9%	NM
Finance and insurance	96.0%	95.4%	60	bps
Service, body and parts and other	51.8%	47.9%	390	bps
Total gross profit margin	19.2%	21.9%	(270)	bps
Total gross profit margin (excluding LIFO)	19.4%	21.9%	(250)	bps

Retail units sold
New vehicle retail	1,556	1,834	(278)	(15.2)%
Pre-owned vehicle retail	901	1,300	(399)	(30.7)%
Total retail units sold	2,457	3,134	(677)	(21.6)%

Average selling price per retail unit
New vehicle retail	$77,147	$93,580	$(16,433)	(17.6)%
Pre-owned vehicle retail	55,539	66,342	(10,803)	(16.3)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$6,552	$12,744	$(6,192)	(48.6)%
Pre-owned vehicle retail	10,075	13,566	(3,491)	(25.7)%
Finance and insurance	5,367	5,020	347	6.9%

F&I per unit	$5,367	$5,152	$215	4.2%
*NM - not meaningful

	Six Months Ended June 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$250,866	$341,930	$(91,064)	(26.6)%
Pre-owned vehicle retail	116,756	168,425	(51,669)	(30.7)%
Vehicle wholesale	7,903	3,249	4,654	143.2%
Finance and insurance	29,280	33,283	(4,003)	(12.0)%
Service, body and parts and other	24,482	29,136	(4,654)	(16.0)%
Total revenues	$429,287	$576,023	$(146,736)	(25.5)%

Gross profit
New vehicle retail	$15,091	$45,730	$(30,639)	(67.0)%
Pre-owned vehicle retail	16,806	34,328	(17,522)	(51.0)%
Vehicle wholesale	(1,838)	15	(1,853)	NM
Finance and insurance	28,120	31,827	(3,707)	(11.6)%
Service, body and parts and other	13,039	14,882	(1,843)	(12.4)%
LIFO	(441)	(1,387)	946	(68.2)%
Total gross profit	$70,777	$125,395	$(54,618)	(43.6)%

Gross profit margins
New vehicle retail	6.0%	13.4%	(740)	bps
Pre-owned vehicle retail	14.4%	20.4%	(600)	bps
Vehicle wholesale	(23.3)%	0.5%	NM
Finance and insurance	96.0%	95.6%	40	bps
Service, body and parts and other	53.3%	51.1%	220	bps
Total gross profit margin	16.5%	21.8%	(530)	bps
Total gross profit margin (excluding LIFO)	16.6%	22.0%	(540)	bps

Retail units sold
New vehicle retail	3,192	3,707	(515)	(13.9)%
Pre-owned vehicle retail	2,092	2,530	(438)	(17.3)%
Total retail units sold	5,284	6,237	(953)	(15.3)%

Average selling price per retail unit
New vehicle retail	$78,592	$92,406	$(13,814)	(14.9)%
Pre-owned vehicle retail	55,811	66,016	(10,205)	(15.5)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$4,728	$12,438	$(7,710)	(62.0)%
Pre-owned vehicle retail	8,033	13,465	(5,432)	(40.3)%
Finance and insurance	5,322	5,013	309	6.2%

F&I per unit	$5,322	$5,103	$219	4.3%
*NM - not meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 93% of the new vehicles that we sold during the quarter ended June 30, 2024, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $39.4 million, or 21.6%, in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to a 23.7% decrease in average selling price per retail unit, offset by a 2.9% increase in new vehicle retail units sold.

New vehicle revenue decreased $63.5 million, or 17.7%, in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to a 20.3% decrease in average selling price per retail unit, offset by a 3.3% increase in new vehicle retail units sold.

The decreases in average selling price per retail unit were primarily due to heavy discounting of 2023 model year units. The increases in units sold were primarily due to acquisitions and new store openings since June 30, 2023.

New vehicle gross profit decreased $11.4 million, or 46.4%, in the quarter ended June 30, 2024 compared to the same period in 2023 primarily due to the above mentioned factors impacting new vehicle revenue. New vehicle gross margin decreased 430 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

New vehicle gross profit decreased $29.2 million, or 60.8%, in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to the above mentioned factors impacting new vehicle revenue. New vehicle gross margin decreased 700 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

On a same store basis, new vehicle retail revenue decreased $52.1 million, or 30.3%, in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to a 15.2% decrease in retail units sold and a 17.6% decrease in average selling prices per retail unit.

On a same store basis, new vehicle retail revenue decreased $91.1 million, or 26.6%, in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to an 13.9% decrease in retail units sold and a 14.9% decrease in average selling prices per retail unit.

On a same store basis, new vehicle retail gross profits decreased $13.1 million, or 56.2%, in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to a 15.2% decrease in units sold and a 500 basis point decrease in gross margins.

On a same store basis, new vehicle retail gross profits decreased $30.6 million, or 67.0%, in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to a 13.9% decrease in units sold and a 740 basis point decrease in gross margins.

During the second quarter of 2024 we sold through substantially all of our 2022 and 2023 model year inventory. As of June 30, 2024, approximately 10% of our inventory was 2025 model year, 78% was 2024 model year, and 11% was 2023 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional pre-owned vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a pre-owned to new ratio of 1:1. Strategies to achieve this target include procuring additional pre-owned RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a pre-owned to new ratio of 0.6:1 in the quarter ended June 30, 2024.

Pre-owned vehicle retail revenue decreased $30.1 million, or 33.1%, in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to a 17.2% decrease in retail units sold and a 19.1% decrease in average selling price per retail unit.

Pre-owned vehicle retail revenue decreased $35.3 million, or 20.1%, in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to a 2.8% decrease in retail units sold and a 17.8% decrease in average selling price per retail unit.

The decreases in retail units sold and average selling price per unit were primarily due to a contracting market and high interest rate environment which may affect financing for customers.

Pre-owned vehicle retail gross profit decreased $7.1 million, or 38.3%, in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to an 160 basis point decline in gross margins and 17.2% decrease in units sold.

Pre-owned vehicle retail gross profit decreased $15.0 million, or 41.8%, in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to an 560 basis point decline in gross margins and a 2.8% decrease in units sold.

The used vehicle market has experienced pricing pressures from the discounting of new vehicle units.

On a same store basis, pre-owned vehicle retail revenue decreased $36.9 million, or 42.4%, in the quarter ended June 30, 2024 compared to the same period in 2023 due to a 16.3% decrease in average selling prices and a 30.7% decrease in retail units sold.

On a same store basis, pre-owned vehicle retail revenue decreased $51.7 million, or 30.7%, in the six months ended June 30, 2024 compared to the same period in 2023 due to a 15.5% decrease in average selling prices and a 17.3% decrease in retail units sold.

On a same store basis, pre-owned vehicle retail gross profits decreased $8.7 million, or 48.9% in the quarter ended June 30, 2024 compared to the same period in 2023 due primarily to the decrease in units sold and an 230 basis point decrease in gross margins.

On a same store basis, pre-owned vehicle retail gross profits decreased $17.5 million, or 51.0% in the six months ended June 30, 2024 compared to the same period in 2023 due primarily to the decrease in units sold and a 600 basis point decrease in gross margins.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased $1.7 million, or 9.6%, in the quarter ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in total retail units sold of 5.4%.

F&I revenues decreased $0.3 million, or 0.7%, in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a 1.1% decrease in F&I per unit.

On a same store basis, F&I revenues decreased $3.2 million, or 18.8%, in the quarter ended June 30, 2024 compared to the same period in 2023 primarily due to a 21.6% decrease in units sold, partially offset by a 4.2% increase in F&I per unit.

On a same store basis, F&I revenues decreased $4.0 million, or 12.0%, in the six months ended June 30, 2024 compared to the same period in 2023 primarily due to a 15.3% decrease in units sold, partially offset by a 4.3% increase in F&I per unit.

F&I per unit increased primarily as a result of increased finance and extended warranty penetration. Finance penetration increased to 75% for the quarter ended June 30, 2024, compared to 62% for the same period in 2023 and extended warranty penetration increased to 52% compared to 46% for the same period in 2023.

For the six months ended June 30, 2024, finance penetration was 69% compared to 61% for the same period in 2023 and extended warranty penetration was 49% compared to 45% for the same period in 2023.

Certain information regarding our F&I operations was as follows:

	Three Months Ended June 30,		Variance
	2024	2023
Overall
F&I per unit	$4,834	$5,029	$(195)	(3.9)%

Same Store
F&I per unit	$5,367	$5,152	$215	4.2%

	Six Months Ended June 30,		Variance
	2024	2023
Overall
F&I per unit	$4,925	$4,980	$(55)	(1.1)%

Same Store
F&I per unit	$5,322	$5,103	$219	4.3%

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

Our service, body and parts and other revenue decreased 0.2% and our gross profit increased 4.3% during the quarter ended June 30, 2024 compared to the same period in 2023.

Our service, body and parts and other revenue and gross profit decreased 6.0% and 3.6%, respectively, during the six months ended June 30, 2024 compared to the same period in 2023.

Our same store service, body and parts and other revenue decreased 12.2% and our gross profit decreased 5.1% during the quarter ended June 30, 2024 compared to the same period in 2023.

Our same store service, body and parts and other revenue decreased 16.0% and our gross profit decreased 12.4% during the six months ended June 30, 2024 compared to the same period in 2023.

The decreases in service, body and parts and other revenue both overall and on a same store basis were primarily due to lower demand, offset by an increase in gross profit for the quarter ended June 30, 2024 due to lower costs associated with service, body and parts and other.

Depreciation and Amortization

Depreciation and amortization was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$4,956	$4,459	$497	11.1%

	Six Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$10,417	$8,862	$1,555	17.5%

The increases in Depreciation and amortization were primarily related to the increase in Property and equipment as a result of acquisitions, improvements in existing dealerships, and the opening of new stores.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, transaction costs, and stock-based compensation expense, and do not include depreciation and amortization expense.

SG&A expense was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$50,966	$50,480	$486	1.0%
SG&A as percentage of gross profit	107.5%	74.5%	3,300	bps

	Six Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$99,852	$104,012	$(4,160)	(4.0)%
SG&A as percentage of gross profit	117.2%	79.0%	3,821	bps

SG&A for the three months ended June 30, 2024 was relatively flat over the same period of 2023 primarily related to increased marketing expense offset by reduced headcount and lower commissions paid due to decreases in average selling prices and gross profit per unit.

The decrease in SG&A for the six months ended June 30, 2024, was primarily related to reduced headcount and lower commissions paid due to the decreases in average selling price and gross profit per retail unit.

The increases in SG&A as a percentage of gross profit were primarily related to lower gross profit.

Stock-based compensation was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2024	2023	2024	2023
Stock-based compensation	$595	$842	$1,104	$1,639
The decreases in stock-based compensation were primarily due to fewer awards granted and vested during the periods.

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$5,708	$5,835	$(127)	(2.2)%

	Six Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$13,384	$11,366	$2,018	17.8%

The decrease in Floor plan interest expense for the three months ended June 30, 2024 was primarily due to a lower average principal balance compared to the same period in 2023. The increase in Floor plan interest expense for the six months ended June 30, 2024 was primarily due to increases in the average floor plan borrowing rate.
Other Interest Expense

Other interest expense was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$5,837	$2,083	$3,754	180.2%

	Six Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$10,360	$3,783	$6,577	173.9%

The increases in other interest expense were primarily due to higher average principal balances from borrowings on our real estate facilities. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense

Income tax expense was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Income tax expense	$(23,821)	$(1,306)	$(22,515)	NM
Effective tax rate	(116.8)%	(26.8)%

	Six Months Ended June 30,		Variance
($ in thousands)	2024	2023	$	%
Income tax expense	$(17,021)	$(1,163)	$(15,858)	NM
Effective tax rate	(34.6)%	(26.2)%
*NM - not meaningful

The tax expense differs from the statutory rate primarily due to the establishment of a valuation allowance during the three months ended June 30, 2024.
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

As of June 30, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum EBITDA requirement or current ratio requirement. However, we entered into a Limited Waiver with Respect to Credit Agreement with the lenders under the Credit Agreement which temporarily waived these covenants. The Company is not certain as to when the industry will recover and anticipates that unit sales may continue to be well below long-term averages and therefore believes the potential exists that it may continue to not be in compliance with existing financial covenants under the Credit Agreement for the twelve-month period after the issuance date of the financial statements. If the Company is not in compliance with its covenants, absent a further waiver, it will be an event of default that would give lenders the right, but not the obligation, to accelerate amounts outstanding. In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

As of June 30, 2024, we had cash of $42.0 million and our revolver was fully drawn. As of August 14, 2024, we hold approximately $126.5 million of real estate financed under our mortgage facility that we estimate could provide approximately $45 million of additional liquidity at an estimated 75% loan to value as we refinance these properties.

Cash Flow Summary

	Six Months Ended June 30,
(In thousands)	2024	2023
Net (loss) income	$(66,201)	$3,284
Non-cash adjustments	25,647	10,793
Changes in operating assets and liabilities	141,869	(3,372)
Net cash provided by operating activities	101,315	10,705
Net cash used in investing activities	(9,967)	(66,042)
Net cash (used in) provided by financing activities	(107,411)	17,823
Net decrease in cash	$(16,063)	$(37,514)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of June 30, 2024, our new vehicle days’ supply was 203 days which was 177 days less than our days’ supply as of December 31, 2023. As of June 30, 2024, our days’ supply of pre-owned vehicles was 91 days, which was 41 days less than our days’ supply at December 31, 2023. We calculate days’ supply of inventory based on current inventory levels and a 90-day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Line of Credit related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Six Months Ended June 30,		Variance
(In thousands)	2024	2023	$
Net cash provided by operating activities, as reported	$101,315	$10,705	$90,610
Net repayments on floor plan notes payable	(114,824)	(44,293)	(70,531)
Minus borrowings on floor plan notes payable associated with acquired new inventory	—	(4,271)	4,271
Plus net increase to floor plan offset account	—	40,000	(40,000)
Net cash (used in) provided by operating activities, as adjusted	$(13,509)	$2,141	$(15,650)

Investing Activities
During the six months ended June 30, 2024, we used $12.9 million for the purchase of property and equipment, primarily related to improvements in existing dealerships.

Financing Activities
During the six months ended June 30, 2024, significant financing activities included net repayments under our M&T Bank Floor Plan credit facility of $114.8 million, borrowings under revolving line of credit of $5.0 million, proceeds from issuance of long-term debt and finance liabilities of $15.2 million, loan issuance costs of $2.8 million and $0.1 million used for repayments on long-term debt.

M&T Financing Agreement
Our Senior Secured Credit Facility with M&T Bank provides a $480 million Floor Plan Line of Credit and a $50 million Revolving Credit Facility both of which expire February 21, 2027.

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

On May 14, 2024, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement and Consent (the "Second Amendment") with M&T to waive certain covenants. As part of the Second Amendment, we agreed to pay down $10 million on our Revolving Credit Facility by December 31, 2024. The Second Amendment also modified certain covenants, including the net leverage ratio, the current ratio and the fixed charge coverage ratio. Additionally, the definition of applicable margin was modified, to set forth the applicable interest rates from May 14, 2024 through June 30, 2025.

As of June 30, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum EBITDA requirement or current ratio requirement. However, we entered into a Limited Waiver with Respect to Credit Agreement with the lenders under the M&T Credit Agreement which temporarily waived these covenants.

At June 30, 2024, there was $331 million outstanding on the Floor Plan Line of Credit at an interest rate of 7.93% and $44.5 million outstanding on the Revolving Credit Facility at an interest rate of 8.83%. We were in compliance with all financial and restrictive covenants at June 30, 2024.

Following the Second Amendment, the Floor Plan Line of Credit bears interest at: (a) 30-day SOFR plus an applicable margin of 1.90% to 2.55% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 0.90% to 1.55% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 1 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 1 Basis Points. The Floor Plan Line of Credit is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan.

The Revolving Credit Facility bears interest at: (a) 30-day SOFR plus an applicable margin of 2.15% to 3.40% based on the total net leverage ratio (as defined in the new M&T Facility) or (b) the Base Rate plus a margin of 1.15% to 2.40% based on the total net leverage ratio (as defined in the new M&T Facility). Base Rate means, for any day, the fluctuating rate per annum equal to the highest of: (a) the Prime Rate for such day, (b) the Federal Funds Rate in effect on such day plus 1 Basis Points, and (c) the one-month Adjusted Term SOFR Rate, determined on a daily basis, plus 1 Basis Points. The Revolving Credit Facility is also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

Borrowings under M&T Financing Agreement are secured by a first priority lien on substantially all of our assets other than real estate.

The M&T Floor Plan Line of Credit consisted of the following:

(In thousands)	June 30, 2024	December 31, 2023
Floor plan notes payable, gross	$331,733	$447,647
Debt discount	(766)	(864)
Floor plan notes payable, net of debt discount	$330,967	$446,783

Other Long-Term Debt

Other outstanding long-term debt consisted of the following:

	June 30, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$73,869	$(2,631)	$71,238	$64,870	$(2,300)	$62,570
Less: current portion	73,869	(2,631)	71,238	1,141	—	1,141
Total	$—	$—	$—	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan
On December 29, 2023, we entered into a $50 million term loan (the "Loan") with Coliseum Holdings I, LLC as lender (the “Lender”). The Lender is an affiliate of Coliseum Capital Management, LLC ("Coliseum") and Christopher Shackelton. The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 81.0% of Lazydays common stock (calculated as if the preferred stock has been converted into common stock) as of June 30, 2024 and is therefore considered a related party. The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance. For any quarterly period during the Loan term, we have the option at the beginning of each quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal. The Loan is secured by certain of our assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs.

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

The Loan contains certain reporting and compliance-related covenants. The Loan contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7% per annum during the period of default. In addition, the Loan contains a cross default with M&T Bank. As of June 30, 2024, we were not in compliance with all of the M&T Bank financing agreement covenants as we did not meet our minimum trailing twelve-month EBITDA requirement, however because the Company received a waiver under the Credit Agreement, there is no event of default on the Loan for the period ended June 30, 2024.

Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$5,578
2025	771
2026	45,326
2027	886
2028	950
Thereafter	20,358
Total	$73,869
The above schedule reflects contractual maturities, but for financial reporting, the Revolving Line of Credit, long-term debt, and related party debt have been classified as current as described in Note 2 and Note 7 to the Condensed Consolidated Financial Statements.
Industry Trends

We monitor industry conditions in the RV market using a number of resources including its own performance tracking and modeling. We also consider monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. According to the RV Industry Association’s survey of manufacturers, total wholesale shipments of new RVs for the six months ended June 30, 2024 were 85,941 units, compared to 78,600 units for the same period in 2023, an increase of 9.3%.

In June 2024, RVIA issued a revised forecast for calendar year 2024 and 2025 wholesale unit shipments. The new forecast projects 2024 RV wholesale shipments to range between 329,900 to 359,100 units with a median of 344,000 units. Additional growth is expected through 2025 with wholesale shipments increasing to a range of 374,200 to 408,600 with a median of 391,400 units.

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

Inflation

During the six months ended June 30, 2024, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weakness in our internal control over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2024.

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
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
We repurchased the following shares of our common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2024	—	$—	—	$63,370,543
May 1 - May 31, 2024	—	—	—	63,370,543
June 1 - June 30, 2024	9,322	3.87	—	63,370,543
	9,322	3.87	—
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
(2)All of the shares repurchased in the quarter ended June 30, 2024 were related to tax withholding upon the vesting of RSUs and none related to our repurchase authorization.

Unregistered Sales of Equity Securities
As partial consideration for the Advance (as defined above), we issued warrants (the “Warrants”) to purchase in the aggregate up to 2,000,000 shares of our common stock, to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (each, a “Holder”), each an advisory client of Coliseum Capital Management, LLC, an affiliate of the Lender (as defined above). Each Warrant may be exercised to purchase Common Stock for $5.25 per share at any time on or after May 15, 2024 and until 5:00 p.m. (New York City time) on May 15, 2034. The warrants have not been exercised and there has been no proceeds received for them. The Warrants are not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) thereof.
Item 5. Other Information
During the second quarter of 2024, none of our officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

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

10.1
Second Amendment, dated May 14, 2024, to Second Amended and Restated Credit Agreement and Consent between LDRV Holdings Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 17, 2024 and incorporated herein by reference).

10.2
First Amendment to Loan Agreement, dated as of May 15, 2024, by and among LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC, Lazydays Land of Phoenix, LLC, the guarantors party thereto and Coliseum Holdings I, LLC (filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 15, 2024 and incorporated herein by reference).

10.3
Registration Rights Agreement, dated May 15, 2024, between Lazydays Holdings, Inc. and the investors named therein (filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on May 15, 2024 and incorporated herein by reference).

10.4	Common Stock Purchase Warrant (Coliseum Capital Partners, L.P.) (filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 15, 2024 and incorporated herein by reference).
10.5	Common Stock Purchase Warrant (Blackwell Partners, LLC - Series A) (filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 15, 2024 and incorporated herein by reference).
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended
32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer)
32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer)
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Lazydays Holdings, Inc.

Date: August 14, 2024	/s/ Kelly A. Porter
Kelly A. Porter
Chief Financial Officer
Principal Financial and Accounting Officer