Form 10-Q
period 2024-09-30
Lazydays Holdings, Inc.
filed 2024-11-18
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 14,190,663 shares of common stock, par value $0.0001, issued and outstanding as of November 11, 2024.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended September 30, 2024

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands except for share and per share data)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$13,536	$58,085
Receivables, net of allowance for doubtful accounts of $479 and $479	23,642	22,694
Inventories	310,671	456,087
Income tax receivable	7,254	7,416
Prepaid expenses and other	3,467	2,614
Total current assets	358,570	546,896
Property and equipment, net of accumulated depreciation of $54,759 and $46,098	273,733	265,726
Operating lease right-of-use assets	25,571	26,377
Intangible assets, net	74,442	80,546
Other assets	3,630	2,750
Deferred income tax asset	—	15,444
Total assets	$735,946	$937,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,543	$15,144
Accrued expenses and other current liabilities	35,755	29,160
Floor plan notes payable, net of debt discount	316,551	446,783
Financing liability, current portion	2,548	2,473
Revolving line of credit, current portion	17,500	—
Long-term debt, current portion, net of debt discount	736	741
Related party debt, current portion, net of debt discount	426	400
Operating lease liability, current portion	4,959	5,276
Total current liabilities	392,018	499,977
Long-term liabilities:
Financing liability, non-current portion, net of debt discount	90,540	91,401
Revolving line of credit, non-current portion	23,500	49,500
Long term debt, non-current portion, net of debt discount	27,590	28,075
Related party debt, non-current portion, net of debt discount	43,152	33,354
Operating lease liability, non-current portion	21,256	22,242
Deferred income tax liability	1,256	—
Warrant liabilities	5,706	—
Total liabilities	605,018	724,549
Commitments and contingencies - see Note 10
Series A Convertible Preferred Stock; 600,000 shares, designated, issued, and outstanding; liquidation preference of $60,000	62,363	56,193
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 17,596,298 and 17,477,019 shares issued and 14,184,076 and 14,064,797 shares outstanding	—	—
Additional paid-in capital	163,406	165,988
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained (deficit) earnings	(37,713)	48,137
Total stockholders’ equity	68,565	156,997
Total liabilities and stockholders’ equity	$735,946	$937,739
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands except for share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
New vehicle retail	$122,291	$172,898	$418,315	$532,397
Pre-owned vehicle retail	60,177	75,059	200,661	250,825
Vehicle wholesale	1,801	2,056	11,318	5,480
Finance and insurance	16,333	16,462	50,703	51,085
Service, body and parts and other	12,863	14,207	41,748	44,931
Total revenues	213,465	280,682	722,745	884,718
Cost applicable to revenues
New vehicle retail	111,032	154,181	388,225	465,656
Pre-owned vehicle retail	49,220	59,693	168,865	199,646
Vehicle wholesale	1,964	2,026	14,021	5,432
Finance and insurance	544	569	1,881	2,072
Service, body and parts and other	5,742	7,109	19,179	21,807
LIFO	(350)	2,663	91	4,049
Total cost applicable to revenues	168,152	226,241	592,262	698,662
Gross profit	45,313	54,441	130,483	186,056
Depreciation and amortization	5,170	4,602	15,587	13,464
Selling, general, and administrative expenses	45,802	48,250	146,698	152,262
(Loss) income from operations	(5,659)	1,589	(31,802)	20,330
Other income (expense):
Floor plan interest expense	(6,361)	(6,258)	(19,745)	(17,624)
Other interest expense	(5,564)	(2,701)	(15,924)	(6,484)
Change in fair value of warrant liabilities	(462)	—	(799)	856
(Loss) gain on sale of property and equipment	—	(21)	1,044	(21)
Total other expense, net	(12,387)	(8,980)	(35,424)	(23,273)
Loss before income taxes	(18,046)	(7,391)	(67,226)	(2,943)
Income tax benefit (expense)	381	1,805	(16,640)	642
Net loss	(17,665)	(5,586)	(83,866)	(2,301)
Dividends on Series A Convertible Preferred Stock	(2,159)	(1,210)	(6,174)	(3,590)
Net loss and comprehensive loss attributable to common stock and participating securities	$(19,824)	$(6,796)	$(90,040)	$(5,891)

Loss per share:
Basic	$(1.37)	$(0.48)	$(6.24)	$(0.44)
Diluted	$(1.37)	$(0.48)	$(6.24)	$(0.49)
Weighted average shares used for EPS calculations:
Basic	14,439,861	14,263,367	14,418,692	13,470,219
Diluted	14,439,861	14,263,367	14,418,692	13,470,219
See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	17,477	$—	3,412	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	8	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	17,485	—	3,412	(57,128)	166,497	24,173	133,542
Stock-based compensation	—	—	—	—	595	—	595
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	56	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	37	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	—	(44,221)	(44,221)
Balance as of June 30, 2024	17,578	—	3,412	(57,128)	165,174	(20,048)	87,998
Stock-based compensation	—	—	—	—	391	—	391
Repurchase of treasury stock	—	—	—	—	—	—	—
Issuance of vested restricted stock units, net of shares withheld for taxes	18	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	(2,159)	—	(2,159)
Net loss	—	—	—	—	—	(17,665)	(17,665)
Balance as of September 30, 2024	17,596	$—	3,412	$(57,128)	$163,406	$(37,713)	$68,565

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	14,515	$—	3,403	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	797	—	797
Repurchase of treasury stock	—	—	9	(109)	—	—	(109)
Exercise of warrants and options	2,740	—	—	—	31,238	—	31,238
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Dividends on Series A preferred stock	—	—	—	—	—	(1,184)	(1,184)
Net loss	—	—	—	—	—	(276)	(276)
Balance as of March 31, 2023	17,255	—	3,412	(57,128)	163,485	161,743	268,100
Stock-based compensation	—	—	—	—	842	—	842
Repurchase of treasury stock	—	—	—	—	—	—	—
Conversion of warrant, options and restricted stock units	46	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	27	—	—	—	265	—	265
Dividends on Series A preferred stock	—	—	—	—	—	(1,197)	(1,197)
Net income	—	—	—	—	—	3,560	3,560
Balance as of June 30, 2023	17,328	—	3,412	(57,128)	164,592	164,106	271,570
Stock-based compensation	—	—	—	—	428	—	428
Repurchase of treasury stock	—	—	—	—	—	—	—
Conversion of warrant, options and restricted stock units	112	—	—	—	638	—	638
Shares issued pursuant to the Employee Stock Purchase Plan	—	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,210)	(1,210)
Net income (loss)	—	—	—	—	—	(5,586)	(5,586)
Balance as of September 30, 2023	17,440	—	3,412	$(57,128)	$165,658	$157,310	$265,840

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net loss	$(83,866)	$(2,301)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	1,495	2,067
Bad debt expense	46	9
Depreciation and amortization of property and equipment	9,481	7,992
Amortization of intangible assets	6,106	5,501
Amortization of debt discount	1,508	327
Non-cash operating lease (benefit) expense	(497)	201
(Gain) loss on sale of property and equipment	(1,044)	21
Deferred income taxes	16,700	(116)
Change in fair value of warrant liabilities	799	(856)
Impairment charges	—	629
Changes in operating assets and liabilities:
Receivables	(994)	3,221
Inventories	145,416	18,427
Prepaid expenses and other	(853)	(1,196)
Income tax receivable/payable	165	(621)
Other assets	(882)	(169)
Accounts payable	(1,601)	5,511
Accrued expenses and other current liabilities	6,588	1,787
Total adjustments	182,433	42,735
Net cash provided by operating activities	98,567	40,434
Investing Activities
Cash paid for acquisitions, net of cash received	—	(72,064)
Net proceeds from sales of property and equipment	2,950	—
Purchases of property and equipment	(19,394)	(74,432)
Net cash used in investing activities	(16,444)	(146,496)
Financing Activities
Net repayments under M&T bank floor plan	(129,169)	(13,967)
Principal (repayments) borrowings on revolving line of credit	(8,500)	45,000
Principal repayments on long-term debt	(879)	(14,662)
Proceeds from issuance of long-term debt and finance liabilities	14,214	33,085
Loan issuance costs	(2,451)	(1,069)
Payment of dividends on Series A preferred stock	—	(3,590)
Repurchase of Treasury Stock	—	(109)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	113	425
Proceeds from exercise of warrants	—	30,543
Proceeds from exercise of stock options	—	1,019
Disgorgement of short-swing profits	—	622
Net cash (used in) provided by financing activities	(126,672)	77,297
Net decrease in cash	(44,549)	(28,765)
Cash, beginning of period	58,085	61,687
Cash, end of period	$13,536	$32,922

See the accompanying notes to the Unaudited Condensed Consolidated Financial Statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$24,783	$7,402
Cash paid during the period for income taxes net of refunds received	—	221

Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows from operating leases	$5,388	$4,935

Non-cash investing and financing activities:
Dividends accrued on Series A Preferred Stock	$6,174	$3,591
Warrants issued to Coliseum Capital Partners, L.P. and Blackwell Partners, LLC	4,907	—
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

As of September 30, 2024, we had 23 dealerships in the following locations:

Location	Number of Dealerships
Arizona	3
Colorado	3
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Utah	1
Washington	1
Wisconsin	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These Condensed Consolidated Financial Statements contain unaudited information as of September 30, 2024, and for the nine months ended September 30, 2024 and 2023. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our 2023 audited Consolidated Financial Statements and the related notes thereto. The financial information as of December 31, 2023 is derived from our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year.

The Condensed Consolidated Financial Statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2024 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Reclassifications
Certain amounts in prior periods have been reclassified to conform to the current period presentation. These reclassifications had no effect on the previously reported net loss.

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

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We have one reportable segment and are currently evaluating the effects of this ASU on our disclosures.
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

The current replacement costs of LIFO inventories exceeded their recorded values by $24.7 million and $24.6 million as of September 30, 2024 and December 31, 2023, respectively.

Inventories consist of the following:

(In thousands)	September 30, 2024	December 31, 2023
New recreational vehicles	$285,596	$385,001
Pre-owned recreational vehicles	40,913	86,517
Parts, accessories and other	8,828	9,144
	335,337	480,662
Less: excess of current cost over LIFO	(24,666)	(24,575)
Total	$310,671	$456,087

NOTE 5 – INTANGIBLE ASSETS

Intangible assets and related accumulated amortization were as follows:

	September 30, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$71,849	$32,364	$39,485	$71,849	$26,968	$44,881
Customer relationships	10,395	5,567	4,828	10,395	4,893	5,502
Non-compete agreements	230	201	29	230	167	63
	82,474	38,132	44,342	82,474	32,028	50,446
Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
Total	$112,574	$38,132	$74,442	$112,574	$32,028	$80,546

Amortization expense related to intangible assets was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Amortization expense	$2,036	$1,834	$6,106	$5,501

Future amortization of intangible assets is as follows:

(In thousands)
Remainder of 2024	$2,035
2025	7,499
2026	6,821
2027	6,510
2028	6,434
Thereafter	15,043
Total	$44,342
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

There were no significant financing lease additions or terminations during the nine months ended September 30, 2024.

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

There were no new significant operating lease additions or terminations during the nine months ended September 30, 2024.
NOTE 7 – DEBT

M&T Credit Facilities
As of September 30, 2024, our syndicated, senior secured credit agreement (the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company, as administrative agent (“M&T”), and the lenders party thereto provided a $400 million floor plan credit facility (the “Floor Plan Credit Facility”) and a $41.0 million revolving credit facility (the Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027.

On March 8, 2024, we entered into a first amendment to the M&T Credit Agreement. Among other changes, the first amendment eliminated testing of the total net leverage ratio and the fixed charge coverage ratio financial covenants for certain test periods and reduced the required minimum current ratio financial covenant for certain test periods. Additionally, the first amendment created new financial covenants for minimum consolidated EBITDA and minimum liquidity. The first amendment also restricted our ability to make certain investments, dispositions and restricted payments, and it added a new pricing tier to the leveraged-based pricing grid for the M&T Credit Facilities, with pricing 35 basis points higher than the highest tier immediately prior to the first amendment.

On May 14, 2024, we entered into a second amendment to the M&T Credit Agreement. The second amendment reduced the lenders’ aggregate commitment under the Floor Plan Credit Facility from $525 million to $480 million and further amended the definition of the applicable margin of the M&T Credit Facilities to provide that, until the company achieves a total net leverage ratio for the fiscal quarter ending June 30, 2025 that is less than 3.00 to 1.00 (such period, the “Ratio Adjustment Period”), pricing would further increase by 15 basis points higher than the highest tier that was in effect under the first amendment. The second amendment also provided that, during the Ratio Adjustment Period, the company would no longer be permitted to borrow under the Revolving Credit Facility. Under the second amendment, testing of the total net leverage and fixed charge coverage ratio financial covenants were eliminated until the fiscal quarter ending March 31, 2025, and the minimum amounts for the current ratio financial covenant were reduced for certain test periods. The second amendment also made certain adjustments to the minimum consolidated EBITDA and minimum liquidity financial covenants. We agreed in the second amendment to further restrictions on investments and dispositions, and we agreed to certain additional restrictions on transactions with affiliates.

Under the second amendment, we agreed to pay down $10.0 million on our revolving credit facility by December 31, 2024. During the nine months ended September 30, 2024, we paid $7.5 million of such required amount.

During July, August and September 2024, we were not in compliance with certain financial and other covenants under the M&T Credit Agreement, and we entered into a series of temporary, limited waiver agreements with M&T and the lenders party to the M&T Credit Agreement. The M&T limited waivers provided a temporary waiver of defaults resulting from, among other things:

•our inability to comply with the minimum EBITDA financial covenant with respect to June, July, August, September and October 2024;
•our inability to comply with the minimum liquidity financial covenant for July, August, September and October 2024;
•our inability to comply with the minimum current ratio financial covenant for our fiscal quarters ended June 30, 2024 and September 30, 2024; and
•the filing of certain mechanic’s, materialman’s, construction or similar liens against certain of our real property, relating to our failure to pay for certain improvements made thereto.

Under the limited waivers, we decreased the lenders’ aggregate commitment under the Floor Plan Credit Facility from $480 million to $400 million and agreed to a temporary limit on the outstanding loans under the Floor Plan Credit Facility of $380 million. We also agreed, among other terms, to repay the Revolving Credit Facility by $1 million, which we did on August 30, 2024; to provide M&T and the lenders with an increased level of financial reporting; to engage CR3 Partners as our financial advisor; to cause an employee of CR3 Partners to be appointed as our interim Chief Financial Officer until a permanent Chief Financial Officer reasonably acceptable to M&T is selected and approved by our board of directors; to attempt to raise new capital and to engage an investment banker to assist us in connection with doing so; to a new average daily liquidity financial covenant, which was tested weekly; to restrictions on transactions, including investments and dispositions, outside of the ordinary course of business; and to refrain from declaring dividends or making other restricted payments.

At September 30, 2024, there was $316.6 million outstanding on the Floor Plan Credit Facility at an interest rate of 7.43% and $41.0 million outstanding on the Revolving Credit Facility at an interest rate of 8.75%.

As of September 30, 2024, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of September 30, 2024, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%. As of September 30, 2024, the Revolving Credit Facility was also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets other than real estate.

The M&T Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the M&T Credit Facilities due and payable or foreclose on the collateral, the lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The M&T Credit Agreement contains a cross-default provision applicable to the Coliseum Loan Agreement, described below.

On November 15, 2024, we entered into a third amendment to the M&T Credit Agreement. See Note 15 – Subsequent Events to our Condensed Consolidated Financial Statements for additional information.
The M&T Floor Plan Credit Facility consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Floor plan notes payable, gross	$317,245	$447,647
Debt discount	(694)	(864)
Floor plan notes payable, net of debt discount	$316,551	$446,783

Other Long-Term Debt
Other outstanding long-term debt consisted of the following:

	September 30, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$73,245	$(1,341)	$71,904	$64,870	$(2,300)	$62,570
Less: current portion	1,162	—	1,162	1,141	—	1,141
Total	$72,083	$(1,341)	$70,742	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC as lender (the “Lender”) under which the Lender provided us with a term loan initially in the principal amount of $35 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 81% of our common stock (calculated as if the preferred stock has been converted into common stock) as of September 30, 2024, and the Lender is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we have the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, current portion and Related party debt, non-current portion, net of debt discount in our Condensed Consolidated Balance Sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at a price of $5.25 per share, subject to certain adjustments. The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

As of September 30, 2024, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $54.8 million.

Under the terms of the Loan, for any repayments and prepayments that occur prior to January 1, 2025, we will owe a prepayment penalty of 1.0% on the outstanding principal balance being repaid and a yield maintenance premium approximately equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2.0% on the outstanding principal balance being repaid.

The Coliseum Loan Agreement contains certain reporting and compliance-related covenants. The Coliseum Loan Agreement contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7.0% per annum during the period of default. In addition, the Loan contains a cross-default provision applicable to the M&T Credit Agreement.

As of September 30, 2024, we were in default under the Coliseum Loan Agreement resulting from the filing of certain mechanic’s, materialman’s, construction or similar liens against certain of the real property mortgaged to the Lender, relating to our failure to pay for certain improvements made thereto. On September 27, 2024, the Lender granted us a waiver with respect to this event of default provided that any such liens are discharged by specified deadlines.

On November 15, 2024, we obtained an additional waiver under the Coliseum Loan Agreement. See Note 15 – Subsequent Events to our Condensed Consolidated Financial Statements for additional information.

Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$658
2025	771
2026	50,826
2027	886
2028	950
Thereafter	19,154
Total	$73,245
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

We have an accrual for charge-backs which totaled $9.2 million and $8.8 million at September 30, 2024 and December 31, 2023, respectively, and is included in Accrued expenses and other current liabilities in the accompanying Condensed Consolidated Balance Sheets.

Revenues by State

Revenues by state that generated 10% or more of total revenues were as follows (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Florida	29%	33%	34%	41%
Tennessee	17%	17%	15%	15%
Arizona	12%	*	10%	*
*Less than 10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, and weather conditions.

Supplier Concentrations

Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Nine Months Ended September 30, 2024
	2024	2023
Thor Industries, Inc.	50%	38%
Winnebago Industries, Inc.	26%	35%
Forest River, Inc.	19%	23%

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

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands except share and per share amounts)	2024	2023	2024	2023
Basic loss per share:
Net loss attributable to common stock and participating securities used to calculate basic loss per share	$(19,824)	$(6,796)	$(90,040)	$(5,891)
Weighted average common shares outstanding	14,139,504	13,963,010	14,118,335	13,169,862
Dilutive effect of pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding for EPS	14,439,861	14,263,367	14,418,692	13,470,219
Basic loss per share	$(1.37)	$(0.48)	$(6.24)	$(0.44)

Diluted loss per share:
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(19,824)	$(6,796)	$(90,040)	$(5,891)
Weighted average common shares outstanding	14,139,504	13,963,010	14,118,335	13,169,862
Weighted average pre-funded warrants	300,357	300,357	300,357	300,357
Weighted average shares outstanding for EPS	14,439,861	14,263,367	14,418,692	13,470,219
Diluted loss per share	$(1.37)	$(0.48)	$(6.24)	$(0.49)

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their impact would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares underlying warrants	2,000,000	—	2,000,000	—
Stock options	232,768	193,651	232,768	193,651
Restricted stock units	135,427	415,489	135,427	415,489
Shares issuable under the Employee Stock Purchase Plan	53,646	27,266	53,646	27,266
Share equivalents excluded from EPS	2,421,841	636,406	2,421,841	636,406
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

We record legal expenses as incurred in our Condensed Consolidated Statements of Operations and Comprehensive Loss.

NOTE 11 – PREFERRED STOCK

Our Series A Preferred Stock (the "Preferred Stock") is cumulative redeemable convertible preferred stock. Accordingly, it is classified as temporary equity and is shown net of issuance costs and the fair value of warrants issued in conjunction with the issuance of the Preferred Stock.

On May 15, 2024, in connection with the issuance of warrants and pursuant to our Certificate of Designations of Series A Convertible Preferred Stock, because we issued and sold warrants at a price less than the prior $10.0625 conversion price of our Preferred Stock, the conversion price of the Preferred Stock was adjusted to $9.65 per share. After this adjustment to the conversion price of the Preferred Stock and taking into account accrued dividends on the Preferred Stock as of May 15, 2024, the currently outstanding 600,000 shares of the Preferred Stock would convert into a total of 6,651,198 shares of Common Stock (adjusted from 5,962,733 as of on the original issue date of the Preferred Stock and adjusted from 6,378,540 as of immediately prior to the issuance of such warrants after taking into account such accrued dividends).

Undeclared dividend payments on our Preferred Stock totaled $2.2 million and $6.2 million, respectively, for the three and nine months ended September 30, 2024. As a result, the amounts were added to the carrying amount of the Series A Preferred Stock and the dividend rate is currently at 13% until such dividends are paid. Total undeclared and unpaid dividends were $7.4 million at September 30, 2024.

On November 15, 2024, the Company entered into preferred stock exchange agreements with the holders of the Company's outstanding Preferred Stock. See Note 15 - Subsequent Events to our Condensed Consolidated Financial Statements for additional information.
NOTE 12 – STOCK-BASED COMPENSATION

Stock-based compensation expense is included in Selling, general and administrative expense on our Condensed Consolidated Statements of Operations and Comprehensive Loss.

We recognized stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
Stock-based compensation	$391	$428	$1,495	$2,067

2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of September 30, 2024, there were 1,231,268 shares of common stock available to be issued under the 2018 Plan.

2019 Employee Stock Purchase Plan
We reserved a total of 900,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of September 30, 2024, 570,999 shares remained available for future issuance. Stock-based compensation related to ESPP for the nine months ended September 30, 2024 was $56 thousand.

ESPP activity for the nine months ended September 30, 2024 was as follows:

Shares purchased pursuant to the ESPP	37,295
Weighted average per share price of shares purchased	$3.03
Weighted average per share discount from market value for shares purchased	$0.45
Stock-based compensation related to ESPP	$55,598

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2023	376,940	$11.21	1.91 years	$—
Cancelled or terminated	(144,172)	8.94
Options outstanding at September 30, 2024	232,768	12.61	2.69 years	—
Options outstanding and vested at September 30, 2024	203,626	12.64	1.09 years	—

Performance-Based Stock Options
In September 2024, an executive employee was granted a performance-based stock option for 1,500,000 shares of our common stock, with a strike price equal to $2.00 per share. The stock option will be subject to double trigger vesting as follows: (a) A 12 month period of your continuous employment with the Company and (b) then, thereafter, during his further continuous employment with the Company: (x) 50% of the shares will vest when the closing price of the common stock reaches or exceeds $4.00 per share for 20 consecutive trading days and (y) 50% of the shares will vest when the closing price of the common stock reaches or exceeds $6.00 for 20 consecutive trading days. The stock option will be exercisable by the executive only while employed by the Company and only to the extent vested. As an inducement grant under NASDAQ Listing Rule 5635(c)(4), the stock option will be issued outside of the 2018 Plan.

Restricted Stock Units
Restricted stock unit activity was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2023	238,275	$13.35
Granted	211,926	4.31
Vested	(107,180)	12.54
Forfeited	(207,595)	9.61
Outstanding at September 30, 2024	135,426	5.63

Warrants
In connection with the Advance on our Coliseum Loan as discussed in Note 7 - Debt, we issued warrants to clients of Coliseum Capital Management as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2023	—	$—
Granted	2,000,000	5.25
Warrants outstanding September 30, 2024	2,000,000	5.25

Prefunded Warrants
As of September 30, 2024, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity during the nine months ended September 30, 2024.
NOTE 13 – RELATED PARTY
We have a term loan outstanding with Coliseum, a related party, with a maturity date of December 29, 2026. As of September 30, 2024, the outstanding principal balance of the loan, including all interest paid-in-kind through such date, was $54.8 million. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.

NOTE 14 – SEGMENT INFORMATION

We have one reportable segment, our RV dealership operations; therefore, the majority of segment-related disclosures are not relevant. In addition, our results of operations and our financial condition are not significantly reliant upon any single dealership location or customer. See Note 8 - Revenue and Concentrations for information regarding geographic and supplier concentrations.
NOTE 15 – SUBSEQUENT EVENTS

Purchase Agreements with Camping World

On November 15, 2024, certain indirect subsidiaries (“Asset Sellers”) of Lazydays Holdings, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among Asset Sellers, the Company, as Guarantor, and certain subsidiaries of Camping World Holdings, Inc. (collectively, “Buyer”), pursuant to which Sellers agreed to sell all of the assets (the “Purchased Assets”) contributing to the operation of Sellers’ recreational vehicle sales and service business operated out of Sellers’ facilities in Elkhart, Indiana, Surprise, Arizona, Murfreesboro, Tennessee, Sturtevant, Wisconsin, Council Bluffs, Iowa, Portland, Oregon, and Woodland, Washington (the “Business”) to Buyer (the “Asset Sale”) for approximately $7 million (plus further cash for RV inventory and service work in process at closing), subject to certain adjustments and the terms and conditions set forth therein.

The Asset Purchase Agreement contains customary representations, warranties and covenants related to the Business and the Asset Sale. Between the date of the Asset Purchase Agreement and the final closing of the Asset Sale, Asset Sellers have agreed to operate the Business in the ordinary course of business and to certain other operating covenants with respect to the Business as set forth in the Asset Purchase Agreement. The Asset Sale may have staggered closings, with each facility being sold at different times when requisite closing conditions have been satisfied.

Under the Asset Purchase Agreement, CWGS Ventures, LLC, an affiliate of Buyer (the “CW Investor”), provided the Company a $10 million nonrefundable deposit in exchange for the Company’s obligation to issue 9,708,737 shares (the “APA Shares”) of its common stock, par value $0.0001 (the “Common Stock”), to the CW Investor upon final closing of the transactions contemplated by the Asset Purchase Agreement. Such number of shares equals $10 million divided by $1.03, which was the Minimum Price as defined in Nasdaq Rule 5635(d).

Also on November 15, 2024, certain other indirect subsidiaries of the Company (collectively, “Real Estate Seller”), entered into a Real Estate Purchase Agreement (the “Real Estate Purchase Agreement” and together with the Asset Purchase Agreement, the “Purchase Agreements”), with certain subsidiaries of Camping World Holding, Inc. (collectively, “Real Estate Buyer”). Pursuant to the Real Estate Purchase Agreement, Real Estate Buyer has agreed to purchase certain of the Real Estate Seller’s properties located in Elkhart, Indiana, Surprise, Arizona and Murfreesboro, Tennessee (the “Properties”) for approximately $48.5 million in cash, subject to certain adjustments and the terms and conditions set forth therein. The purchase and sale of the Properties is subject to a 30-day inspection period for the Real Estate Purchaser to perform inspections of the Properties and gives the Real Estate Purchaser the right to terminate the agreement if certain material items are discovered.

The Real Estate Purchase Agreement will terminate automatically in the event that the Asset Purchase Agreement is terminated in accordance with its terms.

The Company expects the Asset Purchase Agreement and Real Estate Purchase Agreement, when closed, will likely result in a net loss, after taxes. However, management is unable to reasonably estimate a range of loss at this time.

PIPE Purchase Agreements

Also on November 15, 2024, the Company entered into the following Securities Purchase Agreements: (i) a Securities Purchase Agreement (the “Alta PIPE Purchase Agreement”) with Alta Fundamental Advisers Master LP (“Alta Fundamental”), Star V Partners LLC (“Star V”) and Blackwell Partners LLC – Series A ( “Blackwell” together with Alta Fundamental and Star V, the “Alta PIPE Purchasers”), for the sale and issuance of 3,474,757 shares of Common Stock to Alta Fundamental at a price per share of $1.03, 2,363,592 shares of Common Stock to Star V at a price per share of $1.03, and 8,724,757 shares of Common Stock to Blackwell at a price per share of $1.03 and (ii) a Securities Purchase Agreement (the “CCM PIPE Purchase Agreement” and together with the Alta PIPE Purchase Agreement, the “PIPE Purchase Agreements”) with Coliseum Capital Partners, L.P. (“CCP”) and Blackwell (Blackwell together with CCP, the “CCM PIPE

Purchasers” and together with the Alta PIPE Purchasers, the “PIPE Investors”) each an advisory client of Coliseum Capital Management, LLC, for the sale and issuance of 10,922,330 shares of Common Stock to CCP and 3,640,776 shares of Common Stock to Blackwell, in each case, at a price per share of $1.03 (the shares to be issued under the PIPE Purchase Agreements, the “PIPE Shares”). The closing of the issuance of the PIPE Shares occurred on November 15, 2024. The purchase price for the PIPE Shares was the Minimum Price as defined in Nasdaq Rule 5635(d).

Pursuant to the PIPE Purchase Agreements, the Company has agreed to file with the Securities and Exchange Commission a registration statement related to a proposed rights offering in which the holders of the Company’s stock (other than the PIPE Investors, the Buyer and affiliates thereof who irrevocably waived such rights) will receive non-transferable rights to purchase an aggregate of $25 million of Common Stock at the same price per share as the PIPE Shares.

The Company received gross proceeds of $30 million for the sale of the PIPE Shares pursuant to the PIPE Purchase Agreements. The Company intends to use the net proceeds from the sale of the PIPE Shares for working capital and general corporate purposes, including repayment of indebtedness.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any rights, Common Stock or any other securities, nor shall there be any offer, solicitation or sale of the rights, the Common Stock or any other securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction.

Preferred Stock Exchange Agreements

On November 15, 2024, the Company entered into Preferred Stock Exchange Agreements (the “Exchange Agreements”) with the holders (the “Holders”) of the Company’s outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Preferred Stock”). Pursuant to the Exchange Agreements, the Holders agreed to exchange 600,000 shares of Preferred Stock for 66,488,948 shares of Common Stock (the “Exchange Shares”) in consideration for the termination of the rights associated with the Preferred Stock and the resulting loss of the liquidation preference of the Preferred Stock of approximately $68.5 million. Approximately 150,000 shares of Preferred Stock and 16,622,238 Exchange Shares were exchanged and issued, respectively, on November 15, 2024, with the balance to be automatically exchanged and issued when the Company files an amendment to its Certificate of Incorporation to increase the authorized number of shares of Common Stock necessary to accommodate the full exchange of the full amount of the Preferred Stock to Common Stock.

Waiver and Third Amendment to M&T Credit Agreement

On November 15, 2024, the Company entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Amendment”), with Manufacturers and Traders Trust Company (“M&T”), as Administrative Agent, and the lenders party to the Company’s syndicated, senior secured credit agreement (the “M&T Credit Agreement”) with M&T. The M&T Credit Agreement provides us with a floor plan credit facility (the “Floor Plan Credit Facility”) and a revolving credit facility (the “Revolving Credit Facility”).

The Amendment grants the Company waivers of specified defaults and events of default that occurred under the M&T Credit Agreement, including events of default resulting from:
•its inability to comply with the minimum EBITDA financial covenant with respect to June, July, August, September and October 2024;
•its inability to comply with the minimum liquidity financial covenant for July, August, September and October 2024;
•its inability to comply with the minimum current ratio financial covenant for the fiscal quarters ended June 30, 2024 and September 30, 2024;
•the filing of certain mechanic’s, materialmen’s, construction or similar liens against certain of the Company’s real property, relating to its failure to pay for certain improvements made thereto; and
•certain cross-defaults under the Company’s term loan agreement with Coliseum Holdings I, LLC, as lender (the “Coliseum Lender”) and the Company’s mortgages with First Horizon Bank relating to the foregoing.

Under the Amendment, the lenders’ aggregate commitment under the Floorplan Facility decreased from $400 million to (a) $325 million, from the date of the Amendment through the date (the “Asset Sale Outside Date”) that is 60 days after the final closing of the asset sales under the Purchase Agreements described above (the “Camping World Asset Sales”), and (b) $295 million, thereafter through the maturity date, provided that until the Asset Sale Outside Date, the Company may borrow up to an additional $10 million in floor plan loans (the “Floor Plan Overlimit Loans”), subject to the satisfaction of certain conditions. To the extent the Company borrows Floor Plan Overlimit Loans, the Company agreed to pay the lenders a per annum fee equal to 2.00% of the average daily aggregate principal amount thereof.

The Amendment eliminates testing of the total net leverage ratio, current ratio and minimum EBITDA financial covenants until the fiscal quarter ending March 31, 2026, and the Amendment eliminates testing of the fixed charge coverage ratio financial covenant until the fiscal quarter ending September 30, 2026. The Amendment also changes the required performance targets for compliance with all of the Company’s financial covenants.

The Company also agreed in the Amendment, among other changes:
•to permanently eliminate its ability to borrow new loans or swingline loans or to request issuance of letters of credit under the Revolving Credit Facility;
•to make certain mandatory repayments on the Revolving Credit Facility, including the following:
▪on the date of the Amendment, in the amount of $10 million;
▪beginning with the fiscal quarter ending March 31, 2025 and on the last day of each quarter thereafter, in the amount of $2.5 million each quarter;
▪on the date that is two business days after completion of the rights offering to stockholders described above, in the amount of 50% of the proceeds thereof; and
▪repayments from time to time in an amount equal to 100% of the net proceeds (less certain costs, fees and expenses and after repayment of any indebtedness required to be repaid in connection therewith) received from any sale or refinancing of the Company’s real estate, excluding real property to be sold in the Camping World Asset Sales and certain real property located in Waller, Texas that the Company is attempting to sell;
•to deliver to the Administrative Agent second-lien mortgages, which will secure the Company’s remaining obligations under the Revolving Credit Facility, on all of the Company’s real property that is currently mortgaged to the Coliseum Lender, except for real property to be sold in the Camping World Asset Sales and certain real property located in Waller, Texas that the Company is attempting to sell;
•until March 31, 2025, to continue engaging CR3 Partners as the Company’s financial advisor, and to continue engaging CR3 Partners (or an employee thereof) as the Company’s interim chief financial officer until a permanent chief financial officer reasonably acceptable to the Administrative Agent is selected and approved by the Company’s board of directors;
•to additional restrictions on investments, indebtedness, dividends and other restricted payments, transactions with affiliates and acquisitions; and
•to replace the leverage-based pricing grid from the M&T Credit Agreement with a fixed margin over SOFR or the Base Rate (as applicable), described further below.

After giving effect to the Amendment, the Floor Plan Credit Facility bears interest at (a) one-month term SOFR or daily SOFR plus 2.55% or (b) the Base Rate plus 1.55%, and the Revolving Credit Facility bears interest at (x) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%. After giving effect to the Amendment and the repayment of a portion of the principal amount thereof described above, the outstanding balance of the Revolving Credit Facility is $31.0 million.

Under the terms of the Amendment, if the Company fails to consummate all of the Camping World Asset Sales on or before March 31, 2025, or if it terminates the Purchase Agreements before consummation of those sales, it will constitute an event of default under the M&T Credit Agreement.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or a solicitation of an offer to buy any rights, Common Stock or any other securities, nor shall there be any offer, solicitation or sale of the rights, the Common Stock or any other securities in any state or jurisdiction in which such offer, solicitation or sale would be unlawful under the securities laws of such state or jurisdiction.

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
•Our recent history of losses;
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

We operate 23 dealerships in 14 states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Note 1 - Business Organization and Nature of Operations to our Condensed Consolidated Financial Statements for additional information.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,250 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 1,300 people at our 23 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states except Hawaii.

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

Results of Operations

	Three Months Ended September 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenue
New vehicle retail	$122,291	$172,898	$(50,607)	(29.3)%
Pre-owned vehicle retail	60,177	75,059	(14,882)	(19.8)%
Vehicle wholesale	1,801	2,056	(255)	(12.4)%
Finance and insurance	16,333	16,462	(129)	(0.8)%
Service, body and parts and other	12,863	14,207	(1,344)	(9.5)%
Total revenue	$213,465	$280,682	$(67,217)	(23.9)%

Gross profit
New vehicle retail	$11,259	$18,717	$(7,458)	(39.8)%
Pre-owned vehicle retail	10,957	15,366	(4,409)	(28.7)%
Vehicle wholesale	(163)	30	(193)	NM
Finance and insurance	15,789	15,893	(104)	(0.7)%
Service, body and parts and other	7,121	7,098	23	0.3%
LIFO	350	(2,663)	3,013	(113.1)%
Total gross profit	$45,313	$54,441	$(9,128)	(16.8)%

Gross profit margins
New vehicle retail	9.2%	10.8%	(160)	bps
Pre-owned vehicle retail	18.2%	20.5%	(230)	bps
Vehicle wholesale	(9.1)%	1.5%	NM
Finance and insurance	96.7%	96.5%	20	bps
Service, body and parts and other	55.4%	50.0%	540	bps
Total gross profit margin	21.2%	19.4%	180	bps
Total gross profit margin (excluding LIFO)	21.1%	20.3%	80	bps

Retail units sold
New vehicle retail	1,666	2,046	(380)	(18.6)%
Pre-owned vehicle retail	1,084	1,162	(78)	(6.7)%
Total retail units sold	2,750	3,208	(458)	(14.3)%

Average selling price per retail unit
New vehicle retail	$73,404	$84,505	$(11,101)	(13.1)%
Pre-owned vehicle retail	55,514	64,595	(9,081)	(14.1)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$6,758	$9,148	$(2,390)	(26.1)%
Pre-owned vehicle retail	10,108	13,224	(3,116)	(23.6)%
Finance and insurance	5,741	4,954	787	15.9%

Finance & insurance revenue per unit	$5,939	$5,132	$807	15.7%
*NM - not meaningful

	Nine Months Ended September 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$418,315	$532,397	$(114,082)	(21.4)%
Pre-owned vehicle retail	200,661	250,825	(50,164)	(20.0)%
Vehicle wholesale	11,318	5,480	5,838	106.5%
Finance and insurance	50,703	51,085	(382)	(0.7)%
Service, body and parts and other	41,748	44,931	(3,183)	(7.1)%
Total revenues	$722,745	$884,718	$(161,973)	(18.3)%

Gross profit
New vehicle retail	$30,090	$66,741	$(36,651)	(54.9)%
Pre-owned vehicle retail	31,796	51,179	(19,383)	(37.9)%
Vehicle wholesale	(2,703)	48	(2,751)	NM
Finance and insurance	48,822	49,013	(191)	(0.4)%
Service, body and parts and other	22,569	23,124	(555)	(2.4)%
LIFO	(91)	(4,049)	3,958	(97.8)%
Total gross profit	$130,483	$186,056	$(55,573)	(29.9)%

Gross profit margins
New vehicle retail	7.2%	12.5%	(530)	bps
Pre-owned vehicle retail	15.8%	20.4%	(460)	bps
Vehicle wholesale	(23.9)%	0.9%	NM
Finance and insurance	96.3%	95.9%	40	bps
Service, body and parts and other	54.1%	51.5%	260	bps
Total gross profit margin	18.1%	21.0%	(290)	bps
Total gross profit margin (excluding LIFO)	18.1%	21.5%	(340)	bps

Retail units sold
New vehicle retail	5,742	6,005	(263)	(4.4)%
Pre-owned vehicle retail	3,692	3,854	(162)	(4.2)%
Total retail units sold	9,434	9,859	(425)	(4.3)%

Average selling price per retail unit
New vehicle retail	$72,852	$88,659	$(15,807)	(17.8)%
Pre-owned vehicle retail	54,350	65,082	(10,732)	(16.5)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$5,240	$11,114	$(5,874)	(52.9)%
Pre-owned vehicle retail	8,612	13,279	(4,667)	(35.1)%
Finance and insurance	5,175	4,972	203	4.1%

Finance & insurance revenue per unit	$5,374	$5,182	$192	3.7%
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

	Three Months Ended September 30,		Variance
($ in thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$105,432	$163,622	$(58,190)	(35.6)%
Pre-owned vehicle retail	52,166	70,236	(18,070)	(25.7)%
Vehicle wholesale	1,340	2,055	(715)	(34.8)%
Finance and insurance	14,127	15,552	(1,425)	(9.2)%
Service, body and parts and other	11,279	12,841	(1,562)	(12.2)%
Total revenues	$184,344	$264,306	$(79,962)	(30.3)%

Gross profit
New vehicle retail	$9,385	$17,208	$(7,823)	(45.5)%
Pre-owned vehicle retail	9,334	14,435	(5,101)	(35.3)%
Vehicle wholesale	49	31	18	58.1%
Finance and insurance	13,655	15,017	(1,362)	(9.1)%
Service, body and parts and other	6,166	6,662	(496)	(7.4)%
LIFO	350	(2,663)	3,013	(113.1)%
Total gross profit	$38,939	$50,690	$(11,751)	(23.2)%

Gross profit margins
New vehicle retail	8.9%	10.5%	(160)	bps
Pre-owned vehicle retail	17.9%	20.6%	(270)	bps
Vehicle wholesale	3.7%	1.5%	220	bps
Finance and insurance	96.7%	96.6%	10	bps
Service, body and parts and other	54.7%	51.9%	280	bps
Total gross profit margin	21.1%	19.2%	190	bps
Total gross profit margin (excluding LIFO)	20.9%	20.2%	70	bps

Retail units sold
New vehicle retail	1,365	1,865	(500)	(26.8)%
Pre-owned vehicle retail	913	1,071	(158)	(14.8)%
Total retail units sold	2,278	2,936	(658)	(22.4)%

Average selling price per retail unit
New vehicle retail	$77,240	$87,733	$(10,493)	(12.0)%
Pre-owned vehicle retail	57,137	65,580	(8,443)	(12.9)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$6,875	$9,227	$(2,352)	(25.5)%
Pre-owned vehicle retail	10,223	13,478	(3,255)	(24.2)%
Finance and insurance	5,994	5,115	879	17.2%

Finance & insurance revenue per unit	$6,201	$5,297	$904	17.1%
*NM - not meaningful

	Nine Months Ended September 30,		Variance
(In thousands, except per vehicle data)	2024	2023
Revenues
New vehicle retail	$354,704	$504,127	$(149,423)	(29.6)%
Pre-owned vehicle retail	166,013	232,452	(66,439)	(28.6)%
Vehicle wholesale	8,861	5,222	3,639	69.7%
Finance and insurance	42,357	48,330	(5,973)	(12.4)%
Service, body and parts and other	34,737	39,852	(5,115)	(12.8)%
Total revenues	$606,672	$829,983	$(223,311)	(26.9)%

Gross profit
New vehicle retail	$24,666	$62,636	$(37,970)	(60.6)%
Pre-owned vehicle retail	25,986	47,682	(21,696)	(45.5)%
Vehicle wholesale	(1,438)	44	(1,482)	NM
Finance and insurance	40,728	46,354	(5,626)	(12.1)%
Service, body and parts and other	18,637	20,075	(1,438)	(7.2)%
LIFO	(91)	(4,049)	3,958	(97.8)%
Total gross profit	$108,488	$172,742	$(64,254)	(37.2)%

Gross profit margins
New vehicle retail	7.0%	12.4%	(540)	bps
Pre-owned vehicle retail	15.7%	20.5%	(480)	bps
Vehicle wholesale	(16.2)%	0.8%	NM
Finance and insurance	96.2%	95.9%	30	bps
Service, body and parts and other	53.7%	50.4%	330	bps
Total gross profit margin	17.9%	20.8%	(290)	bps
Total gross profit margin (excluding LIFO)	17.9%	21.3%	(340)	bps

Retail units sold
New vehicle retail	4,511	5,543	(1,032)	(18.6)%
Pre-owned vehicle retail	2,950	3,534	(584)	(16.5)%
Total retail units sold	7,461	9,077	(1,616)	(17.8)%

Average selling price per retail unit
New vehicle retail	$78,631	$90,948	$(12,317)	(13.5)%
Pre-owned vehicle retail	56,276	65,776	(9,500)	(14.4)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$5,468	$11,300	$(5,832)	(51.6)%
Pre-owned vehicle retail	8,809	13,492	(4,683)	(34.7)%
Finance and insurance	5,459	5,107	352	6.9%

Finance & insurance revenue per unit	$5,677	$5,324	$353	6.6%
*NM - not meaningful

Revenue and Gross Margin Discussion

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 95% of the new vehicles that we sold during the quarter ended September 30, 2024, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

New vehicle revenue decreased $50.6 million, or 29.3%, in the quarter ended September 30, 2024 compared to the same period in 2023 primarily due to a 13.1% decrease in average selling price per retail unit and an 18.6% decrease in new vehicle retail units sold.

New vehicle revenue decreased $114.1 million, or 21.4%, in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a 17.8% decrease in average selling price per retail unit and a 4.4% decrease in new vehicle retail units sold.

The decreases in average selling price per retail unit and units sold were primarily due to discounting of inventory and a contracting market, respectively.

New vehicle gross profit decreased $7.5 million, or 39.8%, in the quarter ended September 30, 2024 compared to the same period in 2023 primarily due to the above mentioned factors impacting new vehicle revenue. New vehicle gross margin decreased 160 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

New vehicle gross profit decreased $36.7 million, or 54.9%, in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to the above mentioned factors impacting new vehicle revenue. New vehicle gross margin decreased 530 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

On a same store basis, new vehicle retail revenue decreased $58.2 million, or 35.6%, in the quarter ended September 30, 2024 compared to the same period in 2023 primarily due to a 26.8% decrease in retail units sold and a 12.0% decrease in average selling prices per retail unit.

On a same store basis, new vehicle retail revenue decreased $149.4 million, or 29.6%, in the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to an 18.6% decrease in retail units sold and a 13.5% decrease in average selling prices per retail unit.

On a same store basis, new vehicle retail gross profits decreased $7.8 million, or 45.5%, in the quarter ended September 30, 2024 compared to the same period in 2023 due primarily to a 26.8% decrease in units sold and a 160 basis point decrease in gross margins.

On a same store basis, new vehicle retail gross profits decreased $38.0 million, or 60.6%, in the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to an 18.6% decrease in units sold and a 540 basis point decrease in gross margins.

During the second quarter of 2024 we sold through substantially all of our remaining 2022 and 2023 model year inventory. As of September 30, 2024, approximately 38% of our inventory was 2025 model year, 55% was 2024 model year, and 7% was 2023 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional pre-owned vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a pre-owned to new ratio of 1:1. Strategies to achieve this target include procuring additional pre-owned RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a pre-owned to new ratio of 0.65:1 in the quarter ended September 30, 2024.

Pre-owned vehicle retail revenue decreased $14.9 million, or 19.8%, in the quarter ended September 30, 2024 compared to the same period in 2023 due primarily to a 6.7% decrease in retail units sold and a 14.1% decrease in average selling price per retail unit.

Pre-owned vehicle retail revenue decreased $50.2 million, or 20.0%, in the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to a 4.2% decrease in retail units sold and a 16.5% decrease in average selling price per retail unit.

The decreases in retail units sold and average selling price per unit were primarily due to a contracting market and high interest rate environment which may affect financing for customers.

Pre-owned vehicle retail gross profit decreased $4.4 million, or 28.7%, in the quarter ended September 30, 2024 compared to the same period in 2023 due primarily to a 230 basis point decline in gross margins and 6.7% decrease in units sold.

Pre-owned vehicle retail gross profit decreased $19.4 million, or 37.9%, in the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to a 460 basis point decline in gross margins and a 4.2% decrease in units sold.

The pre-owned vehicle market has experienced pricing pressures from the discounting of new vehicle units.

On a same store basis, pre-owned vehicle retail revenue decreased $18.1 million, or 25.7%, in the quarter ended September 30, 2024 compared to the same period in 2023 due to a 12.9% decrease in average selling prices and a 14.8% decrease in retail units sold.

On a same store basis, pre-owned vehicle retail revenue decreased $66.4 million, or 28.6%, in the nine months ended September 30, 2024 compared to the same period in 2023 due to a 14.4% decrease in average selling prices and a 16.5% decrease in retail units sold.

On a same store basis, pre-owned vehicle retail gross profits decreased $5.1 million, or 35.3% in the quarter ended September 30, 2024 compared to the same period in 2023 due primarily to the decrease in units sold and a 270 basis point decrease in gross margins.

On a same store basis, pre-owned vehicle retail gross profits decreased $21.7 million, or 45.5% in the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to the decrease in units sold and a 480 basis point decrease in gross margins.

Finance and Insurance
We believe that arranging timely financing is an important part of providing access to the RV lifestyle and we attempt to arrange financing for every vehicle we sell. We also offer related products such as extended warranties, insurance contracts and other maintenance products.

Finance and insurance (“F&I”) revenues decreased $0.1 million, or 0.8%, in the quarter ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in total retail units sold of 14.3%.

F&I revenues decreased $0.4 million, or 0.7%, in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a 4.3% decrease in units sold, partially offset by a 3.7% increase in F&I per unit.

On a same store basis, F&I revenues decreased $1.4 million, or 9.2%, in the quarter ended September 30, 2024 compared to the same period in 2023 primarily due to a 22.4% decrease in units sold, partially offset by a 17.1% increase in F&I per unit.

On a same store basis, F&I revenues decreased $6.0 million, or 12.4%, in the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a 17.8% decrease in units sold, partially offset by a 6.6% increase in F&I per unit.

F&I per unit increased primarily as a result of increased finance and extended warranty penetration. Finance penetration increased to 78% for the quarter ended September 30, 2024, compared to 60% for the same period in 2023 and extended warranty penetration increased to 54% compared to 46% for the same period in 2023.

For the nine months ended September 30, 2024, finance penetration was 72% compared to 61% for the same period in 2023 and extended warranty penetration was 50% compared to 45% for the same period in 2023.

Certain information regarding our F&I operations was as follows:

	Three Months Ended September 30,		Variance
	2024	2023
Overall
Finance & insurance revenue per unit	$5,939	$5,132	$807	15.7%

Same Store
Finance & insurance revenue per unit	$6,201	$5,297	$904	17.1%

	Nine Months Ended September 30,		Variance
	2024	2023
Overall
Finance & insurance revenue per unit	$5,374	$5,182	$192	3.7%

Same Store
Finance & insurance revenue per unit	$5,677	$5,324	$353	6.6%

Service, Body and Parts and Other
With approximately 400 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 270 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform Original Equipment Manufacturer ("OEM") warranty repairs for most RV components. Earnings from service, body and parts and other have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one.

Service, body and parts and other is a strategic area of focus and area of opportunity to grow additional earnings.

Our service, body and parts and other revenue decreased 9.5% and our gross profit increased 0.3% during the quarter ended September 30, 2024 compared to the same period in 2023.

Our service, body and parts and other revenue and gross profit decreased 7.1% and 2.4%, respectively, during the nine months ended September 30, 2024 compared to the same period in 2023.

Our same store service, body and parts and other revenue decreased 12.2% and our gross profit decreased 7.4% during the quarter ended September 30, 2024 compared to the same period in 2023.

Our same store service, body and parts and other revenue decreased 12.8% and our gross profit decreased 7.2% during the nine months ended September 30, 2024 compared to the same period in 2023.

The decreases in service, body and parts and other revenue both overall and on a same store basis were primarily due to lower demand, partially offset by an increase in gross profit for the quarter ended September 30, 2024 due to lower costs associated with service, body and parts and other.

Depreciation and Amortization

Depreciation and amortization was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$5,170	$4,602	$568	12.3%

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$15,587	$13,464	$2,123	15.8%

The increases in Depreciation and amortization were primarily related to the increase in Property and equipment as a result of acquisitions, improvements in existing dealerships, and the opening of new stores.
Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, and stock-based compensation expense, and do not include depreciation and amortization expense or transaction costs.

SG&A expense was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$45,802	$48,250	$(2,448)	(5.1)%
SG&A as percentage of gross profit	101.1%	88.6%	1,250	bps

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$146,698	$152,262	$(5,564)	(3.7)%
SG&A as percentage of gross profit	112.4%	81.8%	3,059	bps

The decreases in SG&A expense were primarily related to decreased marketing expenses, reduced headcount, and lower commissions paid due to the decreases in average selling price and gross profit per retail unit.

The increases in SG&A as a percentage of gross profit were primarily related to lower gross profit.

Stock-based compensation was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Stock-based compensation	391	428	(37)	(8.6)%

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Stock-based compensation	1,495	2,067	(572)	(27.7)%

The decreases in stock-based compensation were primarily due to fewer awards granted and vested during the periods.

Floor Plan Interest Expense

Floor plan interest expense was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$6,361	$6,258	$103	1.6%

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$19,745	$17,624	$2,121	12.0%

The increases in floor plan interest expense were primarily due to increases in the average floor plan borrowing rate.
Other Interest Expense

Other interest expense was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$5,564	$2,701	$2,863	106.0%

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$15,924	$6,484	$9,440	145.6%

The increases in other interest expense were primarily due to higher average principal balances from borrowings on our real estate facilities. See Note 7 - Debt to our Condensed Consolidated Financial Statements for additional information.
Income Tax Expense

Income tax expense was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Income tax benefit	$381	$1,805	$(1,424)	NM
Effective tax rate	(2.1)%	(24.4)%

	Nine Months Ended September 30,		Variance
($ in thousands)	2024	2023	$	%
Income tax (expense) benefit	$(16,640)	$642	$(17,282)	NM
Effective tax rate	(24.8)%	(21.8)%
*NM - not meaningful

The tax expense differs from the statutory rate primarily due to the establishment of a valuation allowance during the nine months ended September 30, 2024.
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

As of September 30, 2024, we were not in compliance with all of the M&T Credit Agreement or the Coliseum Loan Agreement covenants. However, we obtained waivers from such lenders which temporarily waived these covenants. The Company is not certain as to when the industry will recover and anticipates that unit sales may continue to be well below long-term averages and therefore believes the potential exists that it may continue to not be in compliance with existing financial covenants under the M&T Credit Agreement for the twelve-month period after the issuance date of the financial statements. If the Company is not in compliance with its covenants, absent a further waiver, it will be an event of default that would give lenders the right, but not the obligation, to accelerate amounts outstanding. Such an event of default would trigger an event of default under the Coliseum Loan Agreement and would give the Lender the right, but not the obligation to accelerate amounts outstanding. In that event, the Company may need to seek other sources of capital and there can be no assurances that the Company would be able to do so on acceptable terms.

As of September 30, 2024, we had cash of $13.5 million and our revolver was fully drawn. As of September 30, 2024, we hold approximately $126.5 million of real estate financed under our term loan mortgage facility with Coliseum that we estimate could provide approximately $40 million of additional liquidity at an estimated 75% loan to value as we refinance these properties.

Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2024	2023
Net (loss) income	$(83,866)	$(2,301)
Non-cash adjustments	34,594	15,775
Changes in operating assets and liabilities	147,839	26,960
Net cash provided by operating activities	98,567	40,434
Net cash used in investing activities	(16,444)	(146,496)
Net cash (used in) provided by financing activities	(126,672)	77,297
Net decrease in cash	$(44,549)	$(28,765)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of September 30, 2024, our new vehicle days’ supply was 235 days which was 145 days less than our days’ supply as of December 31, 2023. As of September 30, 2024, our days’ supply of pre-owned vehicles was 76 days, which was 56 days less than our days’ supply at December 31, 2023. We calculate days’ supply of inventory based on current inventory levels and a 90-day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

Borrowings from and repayments to the M&T Floor Plan Credit Facility related to our new vehicle inventory floor plan financing are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, adjusted net cash provided by operating activities, a non-GAAP financial measure, is presented below:

	Nine Months Ended September 30,		Variance
(In thousands)	2024	2023	$
Net cash provided by operating activities, as reported	$98,567	$40,434	$58,133
Net repayments on floor plan notes payable	(129,169)	(13,967)	(115,202)
Minus borrowings on floor plan notes payable associated with acquired new inventory	—	(19,726)	19,726
Adjusted net cash (used in) provided by operating activities	$(30,602)	$6,741	$(37,343)

Investing Activities
During the nine months ended September 30, 2024, we used $19.4 million for the purchase of property and equipment, primarily related to improvements in existing dealerships.

Financing Activities
During the nine months ended September 30, 2024, significant financing activities included net repayments under our M&T Floor Plan Credit Facility of $129.2 million, repayments under our Revolving Credit Facility of $8.5 million, proceeds from issuance of long-term debt and finance liabilities of $14.2 million, loan issuance costs of $2.5 million and $0.9 million used for repayments on long-term debt.

M&T Credit Facilities
As of September 30, 2024, our syndicated, senior secured credit agreement (the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company, as administrative agent (“M&T”), and the lenders party thereto provided a $400 million floor plan credit facility (the “Floor Plan Credit Facility”) and a $41.0 million revolving credit facility (the Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027.

On March 8, 2024, we entered into a first amendment to the M&T Credit Agreement. Among other changes, the first amendment eliminated testing of the total net leverage ratio and the fixed charge coverage ratio financial covenants for certain test periods and reduced the required minimum current ratio financial covenant for certain test periods. Additionally, the first amendment created new financial covenants for minimum consolidated EBITDA and minimum liquidity. The first amendment also restricted our ability to make certain investments, dispositions and restricted payments, and it added a new pricing tier to the leveraged-based pricing grid for the M&T Credit Facilities, with pricing 35 basis points higher than the highest tier immediately prior to the first amendment.

On May 14, 2024, we entered into a second amendment to the M&T Credit Agreement. The second amendment reduced the lenders’ aggregate commitment under the Floor Plan Credit Facility from $525 million to $480 million and further amended the definition of the applicable margin of the M&T Credit Facilities to provide that, until the company achieves a total net leverage ratio for the fiscal quarter ending June 30, 2025 that is less than 3.00 to 1.00 (such period, the “Ratio Adjustment Period”), pricing would further increase by 15 basis points higher than the highest tier that was in effect under the first amendment. The second amendment also provided that, during the Ratio Adjustment Period, the company would no longer be permitted to borrow under the Revolving Credit Facility. Under the second amendment, testing of the total net leverage and fixed charge coverage ratio financial covenants were eliminated until the fiscal quarter ending March 31, 2025, and the minimum amounts for the current ratio financial covenant were reduced for certain test periods. The second amendment also made certain adjustments to the minimum consolidated EBITDA and minimum liquidity financial covenants. We agreed in the second amendment to further restrictions on investments and dispositions, and we agreed to certain additional restrictions on transactions with affiliates.

Under the second amendment, we agreed to pay down $10.0 million on our revolving credit facility by December 31, 2024. During the nine months ended September 30, 2024, we paid $7.5 million of such required amount.

During July, August and September 2024, we were not in compliance with certain financial and other covenants under the M&T Credit Agreement, and we entered into a series of temporary, limited waiver agreements with M&T and the lenders party to the M&T Credit Agreement. The M&T limited waivers provided a temporary waiver of defaults resulting from, among other things:

•our inability to comply with the minimum EBITDA financial covenant with respect to June, July, August, September and October 2024;
•our inability to comply with the minimum liquidity financial covenant for July, August, September and October 2024;
•our inability to comply with the minimum current ratio financial covenant for our fiscal quarters ended June 30, 2024 and September 30, 2024; and
•the filing of certain mechanic’s, materialman’s, construction or similar liens against certain of our real property, relating to our failure to pay for certain improvements made thereto.

Under the limited waivers, we decreased the lenders’ aggregate commitment under the Floor Plan Credit Facility from $480 million to $400 million and agreed to a temporary limit on the outstanding loans under the Floor Plan Credit Facility of $380 million. We also agreed, among other terms, to repay the Revolving Credit Facility by $1 million, which we did on

August 30, 2024; to provide M&T and the lenders with an increased level of financial reporting; to engage CR3 Partners as our financial advisor; to cause an employee of CR3 Partners to be appointed as our interim Chief Financial Officer until a permanent Chief Financial Officer reasonably acceptable to M&T is selected and approved by our board of directors; to attempt to raise new capital and to engage an investment banker to assist us in connection with doing so; to a new average daily liquidity financial covenant, which was tested weekly; to restrictions on transactions, including investments and dispositions, outside of the ordinary course of business; and to refrain from declaring dividends or making other restricted payments.

At September 30, 2024, there was $316.6 million outstanding on the Floor Plan Credit Facility at an interest rate of 7.43% and $41.0 million outstanding on the Revolving Credit Facility at an interest rate of 8.75%.

As of September 30, 2024, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of September 30, 2024, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%. As of September 30, 2024, the Revolving Credit Facility was also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets other than real estate.

The M&T Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the M&T Credit Facilities due and payable or foreclose on the collateral, the lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The M&T Credit Agreement contains a cross-default provision applicable to the Coliseum Loan Agreement, described below.

On November 15, 2024, we entered into a third amendment to the M&T Credit Agreement. See Note 15 – Subsequent Events to our Condensed Consolidated Financial Statements for additional information.
The M&T Floor Plan Credit Facility consisted of the following:

(In thousands)	September 30, 2024	December 31, 2023
Floor plan notes payable, gross	$317,245	$447,647
Debt discount	(694)	(864)
Floor plan notes payable, net of debt discount	$316,551	$446,783

Other Long-Term Debt

Other outstanding long-term debt consisted of the following:

	September 30, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$73,245	$(1,341)	$71,904	$64,870	$(2,300)	$62,570
Less: current portion	1,162	—	1,162	1,141	—	1,141
Total	$72,083	$(1,341)	$70,742	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville locations. The loans bear interest between 6.85% and 7.10% per annum and mature in July 2033.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC as lender (the “Lender”) under which the Lender provided us with a term loan initially in the principal amount of $35 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 81% of our common stock (calculated as if the preferred stock has been converted into common stock) as of September 30, 2024, and the Lender is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we have the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts will be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, current portion and Related party debt, non-current portion, net of debt discount in our Condensed Consolidated Balance Sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at a price of $5.25 per share, subject to certain adjustments. The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

As of September 30, 2024, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $54.8 million.

Under the terms of the Loan, for any repayments and prepayments that occur prior to January 1, 2025, we will owe a prepayment penalty of 1.0% on the outstanding principal balance being repaid and a yield maintenance premium approximately equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2.0% on the outstanding principal balance being repaid.

The Coliseum Loan Agreement contains certain reporting and compliance-related covenants. The Coliseum Loan Agreement contains negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants and covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lender being able to declare amounts outstanding under the Loan due and payable or foreclose on the collateral, the lender can elect to increase the interest rate by 7.0% per annum during the period of default. In addition, the Loan contains a cross-default provision applicable to the M&T Credit Agreement.

As of September 30, 2024, we were in default under the Coliseum Loan Agreement resulting from the filing of certain mechanic’s, materialman’s, construction or similar liens against certain of the real property mortgaged to the Lender, relating to our failure to pay for certain improvements made thereto. On September 27, 2024, the Lender granted us a waiver with respect to this event of default provided that any such liens are discharged by specified deadlines.

On November 15, 2024, we obtained an additional waiver under the Coliseum Loan Agreement. See Note 15 – Subsequent Events to our Condensed Consolidated Financial Statements for additional information.

Future maturities of long-term debt are as follows:

(In thousands)
Remainder of 2024	$658
2025	771
2026	50,826
2027	886
2028	950
Thereafter	19,154
Total	$73,245
Industry Trends

We monitor industry conditions in the RV market using a number of resources including its own performance tracking and modeling. We also consider monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. According to the RV Industry Association’s survey of manufacturers, total wholesale shipments of new RVs for the nine months ended September 30, 2024 were 256,412 units, compared to 238,121 units for the same period in 2023, an increase of 7.7%.

In September 2024, RVIA issued a revised forecast for calendar year 2024 and 2025 wholesale unit shipments. The new forecast projects 2024 RV wholesale shipments to range between 311,600 to 336,600 units with a median of 324,100 units. Additional growth is expected through 2025 with wholesale shipments increasing to a range of 329,900 to 362,300 with a median of 346,100 units.

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

Inflation

During the nine months ended September 30, 2024, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weaknesses in our internal control over financial reporting that is described below, which is still being remediated, our Interim Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2024.

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

Notwithstanding the previously identified material weaknesses, which continues to be remediated, management, including our Interim Chief Executive Officer and Interim Chief Financial Officer, believes the Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2023 Annual Report on Form 10-K, which was filed with the SEC on March 12, 2024. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in our 2023 Annual Report on Form 10-K, under “Risk Factors” in Item 1A.

Risks Related to Our Business
We have experienced management turnover, including turnover of our top executives, which creates uncertainties and could have an adverse effect on our business.
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and operations personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. We experienced significant changes in our executive leadership in September 2024, including the resignations of John North as our Chief Executive Officer and Kelly Porter as our Chief Financial Officer. Our Board then appointed Ron Fleming, a former Senior Vice President of Operations of the Company, as our Interim Chief Executive Officer; promoted Amber Dillard as our Chief Operating Officer, and appointed Jeff Huddleston, a partner at CR3 Partners, as our Interim Chief Financial Officer.
Although we have endeavored to implement these management transitions in a non-disruptive manner, such transitions can be inherently difficult to manage and may hamper our ability to meet our financial and operational goals. Such changes may also give rise to uncertainty among our customers, investors, vendors, employees and others concerning our future direction and performance. Any of the foregoing could result in significant disruptions to our operations and may adversely affect our financial condition, results of operations, cash flows and ability to execute on our business plans.

Risks Related to our Capital Stock
If we fail to comply with the continued listing standards of the Nasdaq Capital Market, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
Our common stock is currently listed on Nasdaq under the symbol “GORV.” To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share pursuant to Nasdaq Listing Rule 5550(a)(2). As we pursue capital-raising transactions, we intend to actively monitor the bid price of our common stock and its compliance with the listing requirement. If we fail to comply with the continued listing standards and the Nasdaq Capital Market delists our securities from trading on its exchange, we and our stockholders could face significant negative consequences including: reducing the liquidity and market price of our common stock; reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; decreasing the amount of news and analyst coverage of the Company; and limiting our ability to issue additional securities or obtain additional financing in the future.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities
We repurchased the following shares of our common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 - July 31, 2024	—	$—	—	$63,370,543
August 1 - August 31, 2024	—	—	—	63,370,543
September 1 - September 30, 2024	—	—	—	63,370,543
	—	—	—
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

Unregistered Sales of Equity Securities
In the nine months ended September 30, 2024, as partial consideration for the Advance (as defined above), we issued warrants (the “Warrants”) to purchase in the aggregate up to 2,000,000 shares of our common stock, to Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (each, a “Holder”), each an advisory client of Coliseum Capital Management, LLC, an affiliate of the Lender (as defined above). Each Warrant may be exercised to purchase Common Stock for $5.25 per share at any time on or after May 15, 2024 and until 5:00 p.m. (New York City time) on May 15, 2034. The warrants have not been exercised and there has been no proceeds received for them. The Warrants are not registered under the Securities Act and were offered pursuant to an exemption from the registration requirements of the Securities Act provided in Section 4(a)(2) thereof.
Item 5. Other Information
During the third quarter of 2024, none of our officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

2.1
Asset Purchase Agreement, dated as of November 15, 2024, by and among Foley RV Centers, LLC, Camping World RV Sales, LLC, Olinger RV Centers, LLC, Arizona RV Centers and Shipp’s RV Centers, LLC, as Buyers, Lazydays RV of Surprise, LLC, Lazydays RV of Wisconsin, LLC, LDRV of Nashville, LLC, Lazydays RV of Elkhart, LLC, Lazydays RV of Iowa, LLC and Lazydays RV of Oregon, LLC, as Sellers, Lazydays Holdings, Inc., as Seller Guarantor, Camping World Holdings, Inc., as Buyer Guarantor, and CWGS Ventures, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

2.2
Real Estate Purchase Agreement, dated as of November 15, 2024, by and among LD Real Estate, LLC, Lazydays Land of Phoenix, LLC and FRHP Lincolnshire, LLC (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

10.1
Employment Separation Agreement, dated September 13, 2024, between the Company and John North (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2024 and incorporated herein by reference)

10.2
Employment Agreement, dated September 14, 2024, between the Company and Ronald Fleming (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 16, 2024 and incorporated herein by reference)

10.3
Transitional Work and Employment Separation Agreement, dated September 19, 2024, between the Company and Kelly Porter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024 and incorporated herein by reference)

10.4*	Limited Waiver with Respect to Credit Agreement, dated July 15, 2024, by and among LDRV Holdings Corp., Manufacturers and Traders Trust Company, and the other parties named therein
10.5*	Limited Waiver with Respect to Credit Agreement, dated July 30, 2024, by and among LDRV Holdings Corp., Manufacturers and Traders Trust Company, and the other parties named therein
10.6*	First Amendment to Limited Waiver, dated August 30, 2024, by and among LDRV Holdings Corp., Manufacturers and Traders Trust Company, and the other parties named therein
10.7*	Second Amendment to Limited Waiver, dated September 27, 2024, by and among LDRV Holdings Corp., Manufacturers and Traders Trust Company, and the other parties named therein
10.8*
Limited Waiver of Defaults, dated September 27, 2024, by and among Coliseum Holdings I, LLC, LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC and Lazydays Land of Phoenix, LLC

10.9*
Waiver of Defaults and Consent, dated November 15, 2024, by and among Coliseum Holdings I, LLC, LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC and Lazydays Land of Phoenix, LLC

10.10
Waiver and Third Amendment to Second Amended and Restated Credit Agreement and Consent, dated November 15, 2024, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company(filed as Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

10.11
Securities Purchase Agreement, dated as of November 15, 2024, by and among Lazydays Holdings, Inc., Coliseum Capital Partners, L.P. and Blackwell Partners LLC – Series A (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

10.12
Securities Purchase Agreement, dated as of November 15, 2024, by and among Lazydays Holdings, Inc., Alta Fundamental Advisers Master LP, Star V Partners LLC and Blackwell Partners LLC – Series A (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

10.13
Registration Rights Agreement, dated as of November 15, 2024, by and among Lazydays Holdings, Inc., Alta Fundamental Advisers Master LP, Star V Partners LLC and Blackwell Partners LLC – Series A (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

10.14
Form of Preferred Stock Exchange Agreement, dated as of November 15, 2024, between Lazydays Holdings, Inc. and the holders of Series A Convertible Preferred Stock (filed as Exhibit 10.4 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference)

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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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

Lazydays Holdings, Inc.

Date: November 18, 2024	/s/ Jeff Huddleston
Jeff Huddleston
Interim Chief Financial Officer