Form 10-K
period 2024-12-31
Lazydays Holdings, Inc.
filed 2025-03-31
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting shares of common stock held by non-affiliates of the registrant as of June 28, 2024 (based on the last reported sales price of such stock on the Nasdaq Capital Market on such date, the last business day of the registrant’s quarter ended June 30, 2024, of $2.54 per share) was approximately $18.9 million. The registrant has no non-voting common stock.

As of March 24, 2025, the registrant had 110,125,758 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934 for its 2025 annual meeting of stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the year covered by this report, are incorporated by reference into Part III of this report.

i

Disclosure Regarding Forward Looking Statements

Certain statements in this Annual Report on Form 10-K (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting our or our management team's expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. All statements other than statements of historical facts included in this Annual Report on Form 10-K, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;
•Changes in United States or global economic and political conditions or outbreaks of war;
•Changes in expected operating results, such as store performance and selling, general and administrative expenses (“SG&A”);
•Our recent history of losses and our ability to continue as a going concern;
•Our recent history of losses and our future performance;
•Our ability to procure and manage inventory levels to reflect consumer demand;
•Changes in our liquidity from our cash and availability under our credit facilities;
•Compliance with financial and restrictive covenants under our credit agreements and related loan documents;
•Changes in our anticipated levels of capital expenditures in the future;
•Our ability to secure additional funds through equity or debt financing transactions or other transactions on terms acceptable to us;
•Dilution related to our outstanding warrants, options and equity awards; and,
•Our business strategies for customer retention, growth, market position, financial results and risk management.

Non-GAAP Financial Measures

This Annual Report on Form 10-K contains adjusted net cash provided by operating activities, EBITDA and Adjusted EBITDA, each of which is a non-GAAP financial measure. Adjusted net cash provided by operating activities is defined as GAAP net cash provided by operating activities adjusted for net (repayments) borrowings on floor plan notes payable. EBITDA is defined as net income (loss) excluding interest expense, income tax expense (benefit) and depreciation and amortization expense. Adjusted EBITDA is further adjusted to include floor plan interest expense and exclude stock-based compensation expense, LIFO adjustment, impairment charges, loss (gain) on sale of property and equipment, and change in fair value of warrant liabilities. Non-GAAP measures do not have definitions under GAAP and may be defined differently by and not comparable to similarly titled measures used by other companies. As a result, we review any non-GAAP financial measures in connection with a review of the most directly comparable measures calculated in accordance with GAAP. We caution you not to place undue reliance on such non-GAAP measures, but also to consider them with the most directly comparable GAAP measures. As required by Securities Exchange Commission (“SEC”) rules, we have reconciled this measure to the most directly comparable GAAP measure reported in this Annual Report on Form 10-K. We believe the non-GAAP financial measure we present improves the transparency of our disclosures; provides a meaningful presentation of our results from core business operations because items are excluded that are not related to core business operations and other non-cash items; and improves the period-to-period comparability of our results from core business operations. This presentation should not be considered an alternative to a GAAP measure.

ii

PART I
Item 1. Business

Business Organization
Lazydays Holdings, Inc. (“Lazydays,” “we,” “us,” “our,” or the “Company”), through its wholly owned operating subsidiaries, manages and operates recreational vehicle (“RV”) dealerships across the United States. Our operations primarily consist of selling and servicing new and pre-owned RVs, arranging financing and extended service contracts for RV sales through third-party financing sources and extended warranty providers, and selling related parts and accessories.

As of December 31, 2024, we had 22 dealerships in the following locations:

Location	Number of Dealerships
Arizona	3
Colorado	2
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Utah	1
Washington	1
Wisconsin	1

Overview
We have operated RV dealerships that offer new and pre-owned RVs and sell related parts and accessories since 1976. We became a publicly traded company March 15, 2018 following a business combination with Andina Acquisition Corp. II. We arrange financing and extended service contracts for vehicle sales through third-party financing sources and extended warranty providers. We believe, based on industry research and management’s estimates, that we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida.
Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,700 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. As of December 31, 2024, we employed approximately 1,100 people at our 22 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states except Hawaii.
We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we leverage customer relationship management tools and analytics to actively engage, market and sell our products and services.
We strive to create diversification in our products, services, brands and geographic locations to reduce dependence on any one manufacturer, reduce susceptibility to changing consumer preferences and manage seasonality and market risk. As of December 31, 2024, we represented more than 30 original equipment manufacturers (“OEM’s”).

In January 2024, we launched a complete rebranding effort with new websites, logos, fonts and colors, as well as a new stock symbol (“GORV”). We believe these rebranding efforts will enhance our digital retail experience, particularly on mobile devices, which account for over 80% of our website traffic.

On November 15, 2024, certain indirect subsidiaries of the Company entered into an Asset Purchase Agreement pursuant to which they agreed to sell to certain subsidiaries of Camping World Holdings, Inc. all of the assets contributing to the operation of such selling subsidiaries’ recreational vehicle sales and service businesses operated out of their facilities in Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington for approximately $1.0 million per facility (plus further cash for RV inventory and service work in process at closing of each facility), subject to certain adjustments and the terms and conditions set forth in the Asset Purchase Agreement. Also on November 15, 2024, certain other indirect subsidiaries of the Company entered into a Real Estate Purchase Agreement with a subsidiary of Camping World Holdings, Inc. pursuant to which such selling subsidiaries agreed to sell certain real estate located in Elkhart, Indiana; Surprise, Arizona; and Murfreesboro, Tennessee for approximately $48.5 million in cash, subject to certain adjustments and the terms and conditions set forth in the Real Estate Purchase Agreement. In March 2025, Camping World Holdings, Inc. elected to not close on the purchase of two of the Company’s dealerships located in Portland, Oregon and Council Bluffs, Iowa. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Purchase Agreements with Camping World for additional information.
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
Leveraging Our Scale and Cost Structure to Create Operational Efficiencies
We leverage our scale to improve operating margins. We have centralized many administrative functions to drive efficiencies and streamline store-level operations. The reduction of administrative functions at our stores allows our local teams to focus on customer-facing opportunities to increase revenues and gross profit. Our stores also receive supply chain management support, to seek to optimize levels of new and used RV inventory; and finance and insurance product and training support to provide a full array of offerings to our customers.
Community Involvement
We are committed to making an impact in our communities through the Lazydays Employee Foundation (the “Foundation”), a 501(c)(3) non-profit organization focused on making a positive impact in the lives of at-risk children. The Foundation is run exclusively by employees as volunteers and members of the Foundation’s board of directors, and the Foundation’s mission is to measurably change the lives of children by instilling hope, inspiring dreams and empowering them with education. Since its inception, the Foundation has donated more than $2.5 million to help disadvantaged children in Florida, Arizona, Colorado, Minnesota and Tennessee. The Foundation sponsors two facilities in Florida that carry its name: The Lazydays House at a Kids Place, which houses foster children in a facility where siblings can remain together, and the Lazydays House at Bridging Freedom, which houses and rehabilitates children rescued from human trafficking. The Foundation also provides financial contributions to other smaller community programs that benefit at-risk youth by providing educational tutoring, expression through the arts, and education scholarships. Lazydays employees also volunteer their time to many worthwhile charities and engage in life enriching activities with at-risk youth. The Foundation has received multiple awards for its philanthropic work, including the national Arthur J. Decio Humanitarian Award for outstanding civic and community outreach in the RV industry, as well as the Olin Mott Golden Heart Award and several WEDU Be More awards.
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

Per the RV Industry Association’s (“RVIA”) December 2024 survey of manufacturers, total RV wholesale shipments ended 2024 at 333,733, up 6.6% compared to 313,174 units in 2023. Towable RVs were up 11.4% at 298,842 from 267,295 units and motorhome shipments were down 17.7% at 34,891 units from 45,879 units in 2023. Per the RVIA survey, RV shipments for the last two months of 2024 showed an increase over the previous year, and our projections indicate we should continue to see increased shipments and retail sales in 2025. Generally, pre-owned RVs are sold at a lower price point than comparable new RVs and the sale of pre-owned RVs has historically been more stable than the sale of new vehicles through business cycles.

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
Our total website traffic for the year ended December 31, 2024 was approximately 16 million visits with approximately 10 million unique visitors. Our website features over 4,700 new and pre-owned RVs, as well as information regarding our RV financing and insurance products, service capabilities, parts and accessories offerings, and other RV lifestyle content.
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
Employees
As of December 31, 2024, we had over 1,100 employees, almost all of which are full-time employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have not had any labor-related work stoppages. We believe that our employee relations are in good standing.
Nasdaq Deficiency
On January 23, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the previous 30 consecutive business days, the closing bid price for the Company’s common stock, par value $0.0001 per share (“common stock”), had been below the minimum $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Notice has no immediate effect on the Company’s listing on the Nasdaq Capital Market or on the trading of the Company’s common stock, which continues to trade under the symbol “GORV”.
In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 22, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we expect Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement (unless Nasdaq exercises its discretion to extend such 10 business day period under Nasdaq Listing Rule 5810(c)(3)(H)).
If the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180-calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the Nasdaq Capital Market, except the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If the Company is not granted an additional 180-day compliance period, then Nasdaq would provide written notification that the Company’s securities will be subject to delisting. At that time, the Company would be able to appeal the determination to delist its securities to a Nasdaq hearings panel.
The Company intends to continue actively monitoring the bid price for its common stock between now and the expiration of the 180-day compliance period and will consider all available options to resolve the deficiency and regain compliance with the Bid Price Requirement. There can be no assurance that the Company will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, if necessary, or otherwise maintain compliance with the Bid Price Requirement or the other listing requirements.
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

Risks Related to Our Business
Our financial condition raises substantial doubt as to our ability to continue as a going concern.
The Company incurred a net loss of $180.0 million during the year ended December 31, 2024 and had an accumulated deficit of $131.0 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third Amendment”) relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders party thereto (the “Lenders”). Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

The Company has evaluated the significance of the uncertainty regarding the Company’s financial condition in relation to its ability to meet its obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While it is very difficult to estimate the Company’s future liquidity requirements and the Company’s likelihood of obtaining additional financing, the Company believes if it is unable to obtain additional financing, existing cash resources will not be sufficient to enable it to fund the anticipated level of operations through one year from the date the accompanying financial statements are issued. There can be no assurances that the Company will be able to secure additional financing on acceptable terms or at all. In the event the Company does not secure additional financing, the Company will be forced to delay, reduce, or eliminate some or all of its discretionary spending, which could adversely affect the Company’s business prospects, ability to meet long-term liquidity needs and the ability to continue operations, and the Company could find it necessary to engage in restructuring activities, transactions, or proceedings that could result in the reduction or elimination of equity value.
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
As of December 31, 2024, management identified material weaknesses in our internal control related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and security administration that are relevant to the preparation of our financial statements, and the turnover of certain accounting positions. Additionally, the Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities which impacted the operating effectiveness of controls. Management has developed and implemented a remediation plan to address both material weaknesses. Effective internal controls are necessary for us to provide reliable and accurate financial statements and to effectively prevent fraud. We devote significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act of 2002 as amended (the “Sarbanes-Oxley Act”). There is no assurance that material weaknesses or significant deficiencies will not occur or that we will be successful in adequately remediating any such material weaknesses and significant deficiencies. We may in the future discover areas of our internal controls that need improvement. We cannot be certain that we will be successful in maintaining adequate internal control over our financial reporting and financial processes. Furthermore, if we grow our business, our internal controls will become more complex, and we will require significantly more resources to ensure our internal controls are effective. Additionally, the existence of any material weakness or significant deficiency would require management to devote significant time and incur significant expense to remediate any such material weaknesses or significant deficiencies, and management may not be able to remediate any such material weaknesses or significant deficiencies in a timely manner. The existence of any material weakness in our internal control over financial reporting could also result in errors in our financial statements that could require us to restate our financial statements, cause us to fail to meet our reporting obligations, subject us to investigations from regulatory authorities or cause stockholders to lose confidence in our reported financial information, all of which could materially and adversely affect us.
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

Our business is affected by the availability and cost of financing to us and our customers.
Our business is affected by the availability and cost of financing to us and our customers. Many RV dealers, including us, finance their purchases of inventory. As of December 31, 2024, we had $325.0 million in maximum borrowing capacity under the floor plan credit facility made available to us under the M&T Credit Agreement. On March 27, 2025, the Company entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “Waiver”) relating to the M&T Credit Agreement. Under the Waiver, effective from and after the date thereof, the aggregate floor plan loan commitments of all Lenders and the floor plan line reduced to $265.0 million. Refer to Note 14 - Debt for further information. As of December 31, 2024, substantially all of the invoice cost of our new RV inventory was financed under this floor plan credit facility. A decrease in or elimination of the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

Furthermore, most of our customers finance their RV purchases. Consumer credit market conditions continue to influence demand, especially for RVs, and may continue to do so. There continues to be fewer lenders, more stringent underwriting and loan approval criteria, and greater down payment requirements than in the past. Deteriorating economic conditions as a result of federal government action to control inflation, such as higher interest rates, increased unemployment, financial market uncertainty, decreases in disposable income, declines in consumer confidence, economic slowdowns or recessions has negatively impacted and may in the future negatively impact credit conditions or credit worthiness of our customers and adversely affect the ability of consumers to finance potential purchases at acceptable terms and interest rates. For instance, higher interest rates have limited the amount of financing that certain customers qualify for when purchasing a new or used RV. This has resulted and could in the future result in a decrease in the sales of our products and have a material adverse effect on our business, financial condition and results of operations.
Our success depends to a significant extent on the well-being, popularity, financial condition and reputation for quality, of our manufacturers, particularly Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc., as well as their respective supply chains.
Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. supplied approximately 51%, 26%, and 19%, respectively, of our purchases of new RV inventory during the year ended December 31, 2024. We depend on our manufacturers to provide us with products that compare favorably with competing products in terms of quality, performance, safety and advanced features. Any adverse change in the production efficiency, product development efforts, technological advancement, marketplace acceptance, reputation, marketing capabilities or financial condition of our manufacturers or their respective supply chains could have a substantial adverse impact on our business. Any difficulties encountered by any of our manufacturers resulting from economic, financial, or other factors could adversely affect the quality and number of products that they are able to supply to us and the services and support they provide to us. The interruption or discontinuance of the operations of our manufacturers or their respective supply chains could cause us to experience shortfalls, disruptions, or delays with respect to needed inventory. Although we believe that adequate alternate sources would be available that could replace any manufacturer as a product source, those alternate sources may not be available at the time of any interruption, alternative products may not be available at comparable quality and prices and alternative products may not be equally appealing to our customers.
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
Our success depends on the value and strength of the Lazydays brands. The Lazydays name and Lazydays brands are integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, enhancing, promoting and positioning our brands, will depend largely on the success of our marketing efforts and our ability to provide high quality products, services, protection plans, and resources and a consistent, high quality customer experience. Our brands could be adversely affected if: (a) we fail to achieve these objectives or to comply with local laws and regulations; (b) we are subject to publicized litigation; or (c) our public image or reputation were to be tarnished by negative publicity. Some of these risks are not within our control, such as the effects of negative publicity regarding our manufacturers, suppliers or third party providers of services or negative publicity related to members of management. Any of these events could result in decreases in revenues. Further, maintaining, enhancing, promoting and positioning our brand image may require us to make substantial investments in areas such as marketing, dealership operations, community relations, store graphics and employee training, which could adversely affect our cash flow and profitability. Furthermore, efforts to maintain, enhance or promote our brand image may ultimately be unsuccessful. These factors could have a material adverse effect on our business, financial condition and results of operations.
Our failure to successfully procure and manage our inventory to reflect consumer demand in a volatile market and anticipate changing consumer preferences and buying trends could have a material adverse effect on our business, financial condition and results of operations.
Our success depends upon our ability to successfully manage our inventory and to anticipate and respond to product trends and consumer demands in a timely manner. The preferences of our target consumers cannot be predicted with certainty and are subject to change. We may order products in advance of the following selling season. Extended lead times for our purchases may make it difficult for us to respond rapidly to new or changing product trends, increases or decreases in consumer demand or changes in prices. Additionally, adoption of new technological advances and changing governmental regulatory mandates could result in changes in consumer preferences for recreational vehicles or the types of recreational vehicles consumers prefer. These changes could include shifts to smaller recreational vehicles, electric recreational vehicles, autonomous recreational vehicles or other currently unanticipated changes. If we misjudge either the market for our products or our consumers’ purchasing habits in the future, our revenues may decline significantly, we may not have sufficient inventory to satisfy consumer demand or sales orders, or we may be required to discount excess inventory. All of the foregoing could have a material adverse effect on our business, financial condition and results of operations.
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
Competition in the market for products, services, and protection plans targeting the RV lifestyle or RV enthusiasts could reduce our revenues and profitability.
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
For the years ended December 31, 2024 and 2023, we generated 58% and 56% of our annual revenue in the first and second quarters, respectively, which include the peak winter months. We incur additional expenses in the first and second quarters due to higher purchase volumes, increased staffing in our retail locations and program costs. If, for any reason, we miscalculate the demand for our products or our product mix during the first and second fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could have a material adverse effect on our business, financial condition and results of operations.
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
We lease 17 of the 22 real properties where we have operations. At inception of the leases, they generally provide for fixed monthly rentals with escalation clauses and range from three to twenty years. There can be no assurance that we will be able to maintain our existing retail locations as leases expire, extend the leases or be able to locate alternative sites in our target markets and on favorable terms. Any failure to maintain our existing retail locations, extend the leases or locate alternative sites on favorable or acceptable terms could have a material adverse effect on our business, financial condition and results of operations.

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
Our success depends, in significant part, on the continued services of our senior management team and on our ability to attract, motivate, develop, and retain a sufficient number of other highly skilled personnel, including finance, marketing, sales, and operations personnel. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business, financial condition, and results of operations. We experienced significant changes in our executive leadership in September 2024, including the resignations of John North as our Chief Executive Officer and Kelly Porter as our Chief Financial Officer. Our Board then appointed Ronald Fleming, a former Senior Vice President of Operations of the Company, as our Interim Chief Executive Officer; promoted Amber Dillard as our Chief Operating Officer, and appointed Jeff Huddleston, a partner at CR3 Partners, as our Interim Chief Financial Officer. In January 2025, Jeff Needles was announced as our Chief Financial Officer.

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
A portion of our revenue comes from the fees we receive from lending institutions and insurance companies for arranging financing and insurance coverage for our customers. The lending institution pays us a fee for each loan that it arranges. If these lenders were to lend to our customers directly rather than through us, we would not receive a fee. In addition, if customers prepay financing we arranged within a specified period (generally within six months of making the loan), we are required to rebate (or “chargeback”) all or a portion of the commissions paid to us by the lending institution. The same process applies to vehicle services contract fees, which are also subject to chargebacks if a customer chooses to terminate the contract early. We receive a chargeback for a portion of the initial fees received. Our revenues from financing fees and vehicle service contract fees are recorded net of a reserve for estimated future chargebacks based on historical operating results. Lending institutions may change the criteria or terms they use to make loan decisions, which could reduce the number of customers for whom we can arrange financing, or may elect to not continue to provide these products with respect to RVs. Our customers may also use the internet or other electronic methods to find financing alternatives. If any of these events occur on a large scale, we could lose a significant portion of our income and revenue.
Furthermore, new and pre-owned vehicles may be sold and financed through retail installment sales contracts entered into between us and third-party purchasers. Prior to entering into a retail installment sales contract with a third-party purchaser, we typically have a commitment from a third-party lender for the assignment of such retail installment sales contract, subject to final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically assigned by us to third-party lenders simultaneously with the execution of the retail installment sales contracts. Contracts in transit represent amounts due from third-party lenders from whom prearranged assignment agreements have been determined, and to whom the retail installment sales contract have been assigned. We recognize revenue when the applicable new or pre-owned vehicle is delivered and we have assigned the retail installment sales contract to a third-party lender and collectability is reasonably assured. Funding from the third-party lender is provided upon receipt, final review, approval and verification of the retail installment sales contract, related documentation and the information contained therein. Retail installment sales contracts are typically funded within ten days of the initial approval of the retail installment sales contract by the third-party lender. Contracts in transit are included in receivables, net and totaled $11.4 million and $14.3 million as of December 31, 2024 and December 31, 2023, respectively. Any significant number of defaults on these retail installment sales contracts could have a material adverse effect on our business, financial condition and results of operations.

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

Changes in trade policies, including the imposition of tariffs, their enforcement and downstream consequences, may have a material adverse impact on the Company's business, results of operations and outlook.
Our business involves the sale of recreational vehicles, parts or recreational vehicles composed of parts that are manufactured outside of the United States. The United States or the countries from which our products are imported may, from time to time, impose new quotas, duties, tariffs or other restrictions or limitations, or adjust presently prevailing quotas, duties or tariffs, including recently proclaimed and possible future tariffs. We may not be able to mitigate the impacts of any future tariffs or trade restrictions, and our business, results of operations and financial position would be materially adversely affected. The imposition of new, or adjustments to prevailing, quotas, duties, tariffs or other restrictions or limitations could have a material adverse effect on our business, results of operations and outlook.

If we are unable to protect, maintain or upgrade our information technology systems or if we are unable to convert to alternate systems in an efficient and timely manner, our operations may be disrupted or become less efficient.
We depend on a variety of information technology systems for the efficient operation of our business. We rely on hardware, telecommunications and software vendors to maintain and periodically upgrade many of these information technology systems so that we can continue to operate our business. Various components of our information technology systems, including hardware, networks, and software, are licensed to us by third party vendors. We rely extensively on our information technology systems to process transactions, summarize results and efficiently manage our business. Additionally, because we accept debit and credit cards for payment, we are subject to the Payment Card Industry Data Security Standard (the “PCI Standard”), issued by the Payment Card Industry Security Standards Council. The PCI Standard contains various compliance guidelines with respect to our security surrounding the physical and electronic storage, processing and transmission of cardholder data. We are currently in compliance with the PCI Standard. However, complying with the PCI Standard and implementing related procedures, technology and information security measures requires significant resources and ongoing attention to compliance. Costs and potential problems and interruptions associated with the implementation of new or upgraded systems and technology such as those necessary to maintain compliance with the PCI Standard or with respect to maintenance or support of existing systems could also disrupt or reduce the efficiency of our operations. Any material interruptions or failures in our payment-related systems could have a material adverse effect on our business, financial condition and results of operations.

While we have completed significant steps in our remediation of our material weaknesses in internal control over financing reporting, management will continue to implement its remediation plan, including its determination if additional updates are appropriate and through taking additional actions to remediate the material weaknesses in internal control over financial reporting, which include but are not limited to performing and implementing a user role redesign for certain systems, using third-party assistance to assess training needs, and expanding available resources at the Company with the appropriate experience. The material weaknesses will not be considered remediated until the remediation actions, including those noted above and any others determined appropriate have been completed and have operated effectively for a sufficient period of time. The Company is committed to validating that changes made are operating as intended within our remediation plan, and with the actions already taken and our planned remediation steps, when fully implemented and operated consistently, we believe we will remediate the material weaknesses.

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

In connection with sales, we transmit encrypted confidential credit and debit card information. Although we are currently in compliance with the PCI Standard, there can be no assurance that in the future we will be able to remain compliant with the PCI Standard or other industry recommended or contractually required practices. Even if we continue to be compliant with such standards, we still may not be able to prevent security breaches. We also have access to collect or maintain private or confidential information regarding our customers, associates and suppliers, as well as our business. The protection of our customer, associate, supplier and company data is critical to us. The regulatory environment surrounding information security and privacy is increasingly demanding, with the frequent imposition of new and constantly changing requirements across our business and operations. In addition, our customers have a high expectation that we will adequately protect their personal information from cyber-attacks and other security breaches. We have procedures in place to safeguard our customer’s data and information. However, a significant breach of customer, employee, supplier, or company data could attract a substantial amount of negative media attention, damage our relationships with our customers and suppliers, harm our reputation and result in lost sales, fines and/or lawsuits.

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

We could incur impairment charges for intangible assets or other long-lived assets.
At least annually, we review trademarks and trade names for impairment. Long-lived assets and identifiable intangible assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of the business or other factors. Certain indicators of impairment did exist in the fourth quarter of 2024, which resulted in assessing the recoverability of several asset groups. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value. During the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with dealerships held for sale. Our determination of future cash flows, future recoverability and fair value of our long-lived assets includes significant estimates and assumptions. Changes in those estimates and/or assumptions or lower than anticipated future financial performance may result in the identification of an impaired asset and a non-cash impairment charge, which could be material. Any such charge could adversely affect our financial position or results of operations.

Refer to Note 8 - Goodwill and Intangible Assets, Note 9 - Assets Held for Sale and Note 10 - Asset Impairment for additional information.

Risks Related to Laws and Regulations

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
Risks Associated with Our Debt Obligations

We may not be able to satisfy our debt obligations upon the occurrence of a change in control under our credit facilities.
A change in control is an event of default under our primary credit facilities, consisting of the M&T Credit Agreement and our Loan Agreement dated as of December 29, 2023 (as amended, the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC, as lender. Upon the occurrence of a change in control as defined in the M&T Credit Agreement or the Coliseum Loan Agreement, the applicable lenders will have the right to declare all outstanding obligations under their respective credit facilities immediately due and payable and, in the case of the lenders under the M&T Credit Agreement, to terminate the availability of future advances to us under the M&T Credit Agreement. There can be no assurance that our lenders will agree to an amendment of their credit facilities or a waiver of any such event of default. There can be no assurance that we will have sufficient resources available to satisfy all of our obligations under our credit facilities if no waiver or amendment is obtained. The effect of this provision may be to make a change in control less likely, potentially decreasing the value of our shares of common stock. In the event we are unable to satisfy these obligations, it could have a material adverse impact on our business, financial condition and results of operations.

Our ability to operate and to respond to changing business and economic conditions will depend on the availability of adequate capital, including adequate floor plan financing.
The operation of our business and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business. We also require sufficient cash flow to meet our obligations under our existing credit facilities. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for additional information.

Our business depends to a significant extent on our ability to finance our new and certain of our pre-owned RV inventory using floor plan financing. The M&T Credit Agreement makes floor plan financing available to us, which allow us to borrow money to purchase new RVs from the manufacturer or pre-owned RVs on trade-in or at auction and to hold those

RVs for sale at our dealerships. The obligation of the lenders party to the M&T Credit Agreement to make floor plan loans available to us is subject to the satisfaction of certain conditions precedent, including, for example, that no default or event of default has occurred and is continuing and that our representations and warranties in the M&T Credit Agreement and related loan documents are true in correct in all material respects as of the date of the proposed credit extension. If any of the conditions precedent are not satisfied, we may not be able to request new floor plan loans under the M&T Credit Agreement, which could have a material adverse effect on our business, financial condition and results of operations. Under the third amendment to the M&T Credit Agreement dated November 15, 2024, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes.

We cannot ensure that our cash flow from operations will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, we may have to obtain additional financing. If we obtain additional capital through the issuance of equity, the interests of existing stockholders may be diluted. If we incur additional indebtedness, such indebtedness may contain significant financial covenants and other negative covenants that may significantly restrict our operations. We cannot ensure that we could obtain additional financing on favorable terms or at all, and if we were unable to do so that could have a material adverse effect on our business, financial condition and results of operations.

In the future, we will need to refinance the M&T Credit Agreement. At the time we must refinance, the market for new debt, or our financial condition or asset valuations, may not be favorable. Financing to replace or renew the M&T Credit Agreement may be unfavorable, which would adversely affect our financial condition and results of operations.

Our credit facilities contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
Our primary credit facilities, consisting of the M&T Credit Agreement and the Coliseum Loan Agreement, contain various provisions that restrict our ability to, among other things: (a) incur additional indebtedness; (b) grant or suffer to exist additional liens on our assets; (c) consolidate or merge; (d) alter the business conducted by us and our subsidiaries; (e) make investments, loans, advances, guarantees and acquisitions; (f) sell or dispose of assets, including capital stock of our subsidiaries; (g) enter into certain sale and leaseback transactions; (h) pay dividends on capital stock or redeem, repurchase or retire capital stock or certain other indebtedness; (i) engage in transactions with affiliates; (j) and enter into agreements restricting our subsidiaries’ ability to pay dividends; (k) make capital expenditures in excess of specified limits; or (l) consummate a change in control.

The restrictive covenants contained in the M&T Credit Agreement require us to maintain specified financial ratios and satisfy specified financial tests. For example, under the M&T Credit Agreement, so long as there are any obligations outstanding with respect to the revolving credit facility thereunder, we are required to maintain on a monthly basis Liquidity (as defined in the M&T Credit Agreement) of not less than $7.5 million. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources for additional details. Our ability to comply with those financial ratios and tests may be affected by events beyond our control, and our failure to comply with these ratios could result in an event of default.

The restrictive covenants in our primary credit facilities may affect our ability to operate and finance our business as we deem appropriate. Our inability to meet obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness could constitute an event of default under the instruments governing our indebtedness. If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of the affected indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of such financing may not be favorable or acceptable to us. In addition, substantially all of our assets are subject to liens securing the obligations under our primary credit facilities. If amounts outstanding under our primary credit facilities were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Much of our debt has a variable interest rate that may significantly increase our interest costs in a rising rate environment.
The floor plan loans made available to us under the M&T Credit Agreement are subject to variable interest rates. If interest rates rise, our borrowing costs are likely to increase, and the amount could be substantial. This could have a material adverse impact on our business, financial condition and results of operations.
Risks Related to Our Capital Stock
Our outstanding warrants, options and restricted stock units may have an adverse effect on the market price of our common stock.
As of December 31, 2024, we had outstanding (i) warrants to purchase 10,194,174 shares of common stock at an exercise price of $3.83 per share issued to clients of Coliseum (the “Coliseum Warrants”), (ii) pre-funded warrants to purchase 300,357 shares of common stock at an exercise price of $0.01 per share (together with the Coliseum Warrants, the “Warrants”), (iii) stock options issued to directors and employees to purchase 1,732,768 shares of common stock at exercise prices ranging from $4.50 to $30.00 per share, and (iv) 224,762 restricted stock units issued to directors and employees. We may also issue additional equity awards under our Amended and Restated 2018 Long-Term Incentive Plan, as amended (the “Amended 2018 Plan”).
The sale, or even the possibility of sale, of the shares of common stock underlying the warrants, stock options, restricted stock units and the shares issuable under the Amended 2018 Plan could have an adverse effect on the market price of the common stock or on our ability to obtain future financing. If and to the extent these warrants, stock options and restricted stock units are exercised, you may experience substantial dilution to your holdings.

The exercise of the Warrants for shares of our common stock could increase the number of shares of common stock eligible for future resale in the public market and result in dilution to our stockholders.
The Warrants are exercisable for shares of our common stock in accordance with the terms of the warrant agreements governing those securities. To the extent the Warrants are exercised, additional shares of our common stock will be issued, which will result in dilution to our then existing stockholders and increase the number of shares of common stock eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could depress the market price of our securities. Further, the anti-dilution adjustments of the Coliseum Warrants could be triggered by future issuances of shares of our common stock at a price per share below the then-exercise price of such warrants, which adjustments would have a further dilutive effect on our stockholders.

Coliseum and certain of its affiliates own a large portion of the voting power of our common stock. Coliseum’s interests may conflict with ours or yours in the future.
As of December 31, 2024, certain funds and accounts managed by Coliseum currently hold 72% of our common stock (calculated as if warrants held by them have been exercised for common stock). As a result, Coliseum will have the ability to influence future actions requiring stockholder approval, including the election of director nominees, for so long as it continues to own a significant portion of our common stock. Accordingly, for such period of time, Coliseum will have significant influence with respect to our management, business plans, and policies, including decisions on whether to raise future capital and decisions on whether to amend our certificate of incorporation and bylaws, which govern the rights attached to our common stock. Coliseum may be able to cause or prevent a change of control and could preclude any unsolicited acquisition of the Company. The concentration of ownership could negatively impact your investment.

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

The price of our common stock does not meet the requirements for continued listing on the Nasdaq Capital Market and if we are unable to regain compliance with the continued listing standards, we may be delisted and the price of our common stock, our ability to access the capital markets and our financial condition could be negatively impacted.
Our common stock is currently listed on the Nasdaq Capital Market under the symbol “GORV.” To maintain the listing of our common stock on the Nasdaq Capital Market, we are required to meet certain listing requirements, including, among others, maintaining a minimum closing bid price of $1.00 per share pursuant to the Bid Price Requirement. On January 23, 2025, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that for the previous 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share minimum bid price required for continued listing on the Nasdaq Capital Market pursuant to the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 22, 2025, to regain compliance with the Bid Price Requirement. See Item 1. Business – Nasdaq Deficiency for additional information.

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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy

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

We have not identified any risks from cybersecurity threats, including any that resulted from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance

Our cybersecurity program encompasses a comprehensive framework that begins with a clear governance structure lead by our Chief Technical Officer (CTO). Our CTO has spent over twenty-five years in the technology industry specializing in information security, cloud transformation, business intelligence and infrastructure. His cybersecurity experience includes having founded and managed a technology security and infrastructure consulting business catering to Fortune 500 companies.

Our CTO provides our Board of Directors with quarterly reports on cybersecurity risks and any material cybersecurity incidents. These regular updates include topics related to cybersecurity practices, cyber risks and risk management processes, such as updates to our cybersecurity program and other cybersecurity developments. Regular reporting mechanisms to our Board of Directors and senior management keep all stakeholders informed about the evolving cyber risk landscape and the program’s effectiveness.
Item 2. Properties
As of March 24, 2025, we own the property at 5 of our locations and lease the remaining 12 properties. Our real property leases generally provide for fixed monthly rents with annual escalation clauses and multiple renewal terms of 3 to 20 years each. The leases are typically “triple net” requiring us to pay real estate taxes, insurance and maintenance costs. We believe that our properties are suitable and adequate for present purposes, and that the productive capacity in such properties is substantially being utilized.
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

As of March 24, 2025, there were 60 holders of record of our shares of common stock, two holders of warrants to purchase 10,194,174 shares of common stock at exercise price of $3.83 per share and two holders of pre-funded warrants to purchase 300,357 shares of common stock at an exercise price of $0.01 per share. The actual number of beneficial owners is greater than this number of record holders and includes beneficial owners whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include beneficial owners whose common stock may be held in trust or by other entities.
We have not paid any cash dividends on our common stock and do not plan to pay any cash dividends on our common stock in the foreseeable future. Our board of directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions, subject to any restrictions under our credit facilities.
Recent Sales of Unregistered Securities

As outlined in the following table, during the year ended December 31, 2024 and in connection with the Camping World Sales (as defined below under Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Purchase Agreements with Camping World), we issued shares of our common stock to several investors.

Date	Common Stock Issued
November 15, 2024	45,748,450
December 27, 2024	49,866,710

The issuance of 29,126,212 shares of our common stock on November 15, 2024 was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and Rule 506 under Regulation D promulgated thereunder.

The other issuances listed above were exempt from registration under the Securities Act pursuant to Section 3(a)(9) of the Securities Act, as exchanges of Company securities by existing security holders where no commission or remuneration was paid or given directly or indirectly for soliciting the exchanges.
Item 6. Reserved

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

As of March 24, 2025, we operate 17 dealerships in 11 states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Item 1. Business for additional details.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 4,700 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. As of December 31, 2024, we employed approximately 1,100 people at our 22 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states, except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we use customer relationship management tools and analytics to actively engage, market and sell our products and services.

In January 2024, we launched a complete rebranding effort with new websites, logos, fonts and colors, as well as a new stock symbol (“GORV”). We believe these rebranding efforts will enhance our digital retail experience, particularly on mobile devices, which account for over 80% of our website traffic.

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 96.1% of the new vehicles that we sold in 2024, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are currently a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a pre-owned to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional pre-owned RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a pre-owned to new ratio of 61% in 2024.

Vehicle Wholesale
Vehicle wholesale sales is a channel that provides us with an opportunity to best manage our RV inventory. We generally acquire used RVs from customers, primarily through trade-ins, as well as through private sales, auctions, the Company’s rental inventory and other sources. Some of the acquired RVs are not of the brand, model or class that we typically sell or are not in high demand from our customers. We sell these RVs at wholesale prices through auctions.

Consignment Vehicle
We enter into consignment arrangements to hold pre-owned vehicles which we sell on behalf of the consignor to customers. These arrangements allow us to expand our RV inventory without the upfront funding or inventory risk. We restarted our consignment program in 2024, and we expect that this program will continue to gain momentum.

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

Recent Developments

Purchase Agreements with Camping World

On November 15, 2024, certain indirect subsidiaries (“Asset Sellers”) of the Company entered into an Asset Purchase Agreement (as amended, modified, or supplemented from time to time, the “Asset Purchase Agreement”) by and among Asset Sellers, the Company, as Guarantor, certain subsidiaries of Camping World Holdings, Inc. (collectively, “Asset Buyers”), and CWGS Ventures, LLC, also a subsidiary of Camping World Holdings, Inc. (the “CW Investor”), pursuant to which Asset Sellers agreed to sell to Asset Buyers all of the assets contributing to the operation of Asset Sellers’ recreational vehicle sales and service businesses operated out of Asset Sellers’ facilities in Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington for approximately $1.0 million per facility (plus further cash for RV inventory and service work in process at closing at each facility), subject to certain adjustments and the terms and conditions set forth in the Asset Purchase Agreement (such transactions, the “Camping World Asset Sales”). Also on November 15, 2024, certain other indirect subsidiaries of the Company (collectively, “Real Estate Sellers”), entered into a Real Estate Purchase Agreement (as amended, modified, or supplemented from time, the “Real Estate Purchase Agreement” and together with the Asset Purchase Agreement, the “Purchase Agreements”) with a subsidiary of Camping World Holdings, Inc. (“Real Estate Buyer”), pursuant to which Real Estate Sellers agreed to sell to Real Estate Buyer certain real estate located in Elkhart, Indiana; Surprise, Arizona; and Murfreesboro, Tennessee (collectively, the “Properties”) for approximately $48.5 million in cash, subject to certain adjustments and the terms and conditions set forth in the Real Estate Purchase Agreement (such transactions, together with the Camping World Asset Sales, the “Camping World Sales”).

Under the Asset Purchase Agreement, on November 15, 2024, the CW Investor provided the Company a $10.0 million nonrefundable deposit in exchange for the Company’s agreement to issue 9,708,737 shares of its common stock to the CW Investor upon final closing of the transactions contemplated by the Asset Purchase Agreement. Such number of shares equals $10.0 million divided by $1.03, which was the Minimum Price as defined in Nasdaq Rule 5635(d).

During February 2025 and March 2025, the parties closed the sale of the Properties as contemplated by the Real Estate Purchase Agreement and closed an asset sale with respect to five of the facilities (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington) as contemplated by the Asset Purchase Agreement.

In March 2025, the Asset Buyers informed the Asset Sellers of their election to not consummate the asset sales with respect to the remaining two facilities under the Asset Purchase Agreement (Council Bluffs, Iowa; and Portland, Oregon). On March 28, 2025, the Company delivered written notice to the Asset Buyers to (a) exercise its remedy under Section 12.10 of the Asset Purchase Agreement for Asset Buyers’ failure to complete such closings, namely to relieve the Company from any obligation to issue 9,708,737 shares of its common stock to the CW Investor; and (b) terminate the Asset Purchase Agreement effective on March 31, 2025, the outside date under the Asset Purchase Agreement.

Waller Sales Agreements

On October 10, 2024, we entered into a Real Estate Purchase Agreement with McGhee RV Properties, LP (the “Waller Dealership Sale Agreement”), which provides for the sale of certain land and improvements of the previously closed Waller, Texas dealership for proceeds of $8.0 million. The sale contemplated by the Waller Dealership Sale Agreement closed on December 19, 2024. We used the net proceeds of the sale to repay a portion of our mortgage loan from Coliseum Holdings I, LLC that was secured by the property, as required by the mortgage loan agreement.

On December 3, 2024, we entered into a Purchase and Sale Agreement with NewQuest Equity, L.C. (the “Waller Land Sale Agreement”), which provides for the sale of certain land near the previously closed Waller, Texas dealership for proceeds of $4.3 million, subject to its terms and conditions. As of March 24, 2025, the transactions contemplated by the Waller Land Sale Agreement had not yet been completed.

Private Investment in Public Equity Offering

On November 15, 2024, pursuant to a private investment in public equity (“PIPE”) offering, we sold and issued 29,126,212 shares of our common stock at $1.03 per share, raising net proceeds of approximately $28.3 million.

Exchange of Series A Preferred Stock for Common Stock

On November 15, 2024, the Company entered into Preferred Stock Exchange Agreements (the “Exchange Agreements”) with the holders (the “Preferred Holders”) of the Company’s outstanding Series A Convertible Preferred Stock, par value $0.0001 per share (the “Series A Preferred Stock”). Pursuant to the Exchange Agreements, the Preferred Holders agreed to exchange 600,000 shares of Series A Preferred Stock for 66,488,948 shares of our common stock (the “Exchange Shares”) in consideration for the termination of the rights associated with the Series A Preferred Stock and the resulting loss of the liquidation preference of the Series A Preferred Stock of approximately $68.5 million, at a value of $1.03 per share of common stock received in the exchange. On November 15, 2024, 150,000 shares of Series A Preferred Stock and 16,622,238 Exchange Shares were exchanged and issued, respectively.

On December 26, 2024, the Company filed an amendment to its Certificate of Incorporation to increase the authorized number of shares of Common Stock necessary to accommodate the exchange of the full amount of the Series A Preferred Stock to Common Stock (the “Charter Amendment”). Following the filing of the Charter Amendment and pursuant to the terms and conditions of the Exchange Agreements, the balance of the Preferred Stock (approximately 450,000 shares of Preferred Stock) was exchanged and the balance of the Exchange Shares (49,866,710 shares of common stock) was issued to the Preferred Holders (the “Second Exchange”). Upon the closing of the Second Exchange, no shares of Series A Preferred Stock were issued and outstanding.

Nasdaq Deficiency

On January 23, 2025, the Company received written notice from the Listing Qualifications Department of Nasdaq notifying the Company that for the previous 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to the Bid Price Requirement. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 22, 2025, to regain compliance with the Bid Price Requirement. See Item 1. Business – Nasdaq Deficiency for additional information.

The Company intends to continue actively monitoring the bid price for its common stock between now and the expiration of the 180-day compliance period and will consider all available options to resolve the deficiency and regain compliance with the Bid Price Requirement. There can be no assurance that the Company will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, if necessary, or otherwise maintain compliance with the Bid Price Requirement or the other listing requirements.

Rights Offering

On December 2, 2024, the Company filed a registration statement on Form S-1 with the SEC for a rights offering in which holders (excluding clients of Alta Fundamental Advisers LLC and Coliseum Capital Management, LLC, who waived their and their respective affiliates’ rights to receive the Rights to the extent any of them were holders as of the record date of the Rights Offering) (such non-excluded holders, collectively, the “Holders”) of the Company’s outstanding shares of common stock and outstanding warrants received non-transferable rights (the “Rights”) to purchase up to 24,271,844 shares of our common stock at a cash subscription price of $1.03 per share (the “Rights Offering”).

The Rights Offering allowed all Holders the opportunity, but not the obligation, to invest in our common stock at the same price of $1.03 per share as the investors in the PIPE. Pursuant to the terms of the Rights Offering, 34,334 shares of our common stock were purchased pursuant to the exercise of basic subscription rights, and 1,548 additional shares of our common were purchased pursuant to the over-subscription privilege. At the closing of the Rights Offering on February 12, 2025, the Company issued 35,882 shares of our common stock at the subscription price of $1.03 per whole share.

Grant of Second-Lien Mortgages Securing Remaining M&T Revolving Credit Facility Obligations

On February 13, 2025, we granted M&T Bank second-lien mortgages on all of our real property that is currently mortgaged to Coliseum Holdings I, LLC, except for real property to be sold in the Camping World Sales and certain real property located in Waller, Texas that we are attempting to sell. The mortgages secure our remaining obligations under the revolving credit facility under our M&T Credit Agreement. As of November 15, 2024, and in connection with the third amendment to the M&T Credit Agreement that we entered into on that date, we agreed to permanently eliminate our ability to borrow new loans or swingline loans or request issuance of letters of credit under the revolving credit facility. As of December 31, 2024, the outstanding balance of revolving loans under the M&T Credit Agreement is $30.3 million.

Results of Operations

The following table presents our consolidated financial results for the year ended December 31, 2024, compared to the year ended December 31, 2023.

(In thousands, except vehicle and per vehicle data)	Year Ended December 31,
	2024	2023	Variance
Revenue
New vehicle retail	$513,014	$631,748	$(118,734)	(18.8)%
Pre-owned vehicle retail	224,855	323,258	(98,403)	(30.4)%
Vehicle wholesale	13,127	8,006	5,121	64.0%
Consignment vehicle	3,293	—	3,293	NM
Finance and insurance	63,394	62,139	1,255	2.0%
Service, body and parts and other	53,879	57,596	(3,717)	(6.5)%
Total revenue	$871,562	$1,082,747	$(211,185)	(19.5)%

Gross profit
New vehicle retail	$40,699	$79,437	$(38,738)	(48.8)%
Pre-owned vehicle retail	33,785	63,764	(29,979)	(47.0)%
Vehicle wholesale	(2,676)	(172)	(2,504)	1455.8%
Consignment vehicle	3,293	—	3,293	NM
Finance and insurance	61,142	59,592	1,550	2.6%
Service, body and parts and other	28,468	29,873	(1,405)	(4.7)%
LIFO	(3,856)	(3,752)	(104)	2.8%
Total gross profit	$160,855	$228,742	$(67,887)	(29.7)%

Gross profit margins
New vehicle retail	7.9%	12.6%	(470)	bps
Pre-owned vehicle retail	15.0%	19.7%	(470)	bps
Vehicle wholesale	(20.4)%	(2.1)%	(1,830)	bps
Consignment vehicle	100.0%	—%	10,000	bps
Finance and insurance	96.4%	95.9%	50	bps
Service, body and parts and other	52.8%	51.9%	90	bps
Total gross profit margin	18.5%	21.1%	(260)	bps
Total gross profit margin (excluding LIFO)	18.9%	21.5%	(260)	bps

Retail units sold
New vehicle retail	6,914	7,269	(355)	(4.9)%
Pre-owned vehicle retail	4,238	5,018	(780)	(15.5)%
Consignment vehicle	349	—	349	NM
Total retail units sold	11,501	12,287	(786)	(6.4)%

Average selling price per retail unit
New vehicle retail	$74,199	$86,910	$(12,711)	(14.6)%
Pre-owned vehicle retail	53,057	64,420	(11,363)	(17.6)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$5,886	$10,928	$(5,042)	(46.1)%
Pre-owned vehicle retail	7,972	12,707	(4,735)	(37.3)%
Finance and insurance	5,316	4,850	466	9.6%

*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $118.7 million, or 18.8%, in 2024 compared to 2023 due primarily to a 4.9% decrease in new units sold and a 14.6% decrease in average selling price per new retail unit. The decrease in units sold and average selling price per retail unit were primarily due to a contracting market and discounting of inventory, respectively.

New vehicle gross profit decreased $38.7 million, or 48.8%, in 2024 compared to 2023, primarily due to less units sold combined with a 46.1% decrease in gross profit per unit. New vehicle gross margin decreased 470 basis points primarily due to compression from the higher cost per new unit sold and the lower average selling price of new vehicles.

Our stores focused on positioning themselves for 2025 model year inventory by discounting 2024 and 2023 model year units. We ended the fourth quarter of 2024 with approximately 56% of our units being 2025 model year, 39% being 2024 model year and only 5%, or approximately 2,260 units, being 2023 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $98.4 million, or 30.4%, in 2024 compared to 2023 due primarily to a 15.5% decrease in retail units sold and a 17.6% decrease in average selling price per retail unit. The decrease in units sold and average selling price per retail unit were primarily due to a contracting market and discounting of inventory, respectively.

Pre-owned vehicle retail gross profit decreased $30.0 million, or 47.0%, in 2024 compared to 2023 due primarily to fewer units sold combined with lower gross profit per unit. Additionally, in 2024 we recorded write-downs of pre-owned vehicles of $3.0 million to reflect vehicles at the lower of cost or net realizable value.

Vehicle Wholesale
Vehicle wholesale revenue increased $5.1 million, or 64.0% in 2024 compared to 2023, primarily due to a strategic decision to right size our RV inventory during the first half of 2024.

Vehicle wholesale gross profit decreased $2.5 million in 2024 compared to 2023, primarily related to a strategic decision to right size our RV inventory during the first half of 2024.

Consignment Vehicle
In 2024, we began the consignment vehicle sales program. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue for the year ended 2024 was $3.3 million.

Finance and Insurance
Finance and insurance (“F&I”) revenues increased 2.0% during 2024 compared to 2023, primarily due to a 9.6% increase in average F&I gross profit per unit. The increase in F&I was due to a higher amount of warranty products sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue and gross profit decreased 6.5% and 4.7%, respectively, in 2024 compared to 2023, primarily due to lower demand.

Depreciation and Amortization

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Depreciation and amortization	$20,625	$18,512	$2,113	11.4%

The increase in depreciation and amortization in 2024 compared to 2023 was primarily related to depreciation on assets recently placed into service.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, stock-based compensation expense and transaction costs, and do not include depreciation and amortization expense or impairment charges.

SG&A expense was as follows:

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
SG&A expense	$200,087	$198,305	$1,782	0.9%
SG&A as percentage of revenue	23.0%	18.3%	464	bps

The increase in SG&A expense in 2024 compared to 2023 was primarily related to an increase in marketing expense of $9.0 million and increases in transaction costs, legal and professional fees, and rent expenses, partially offset by a decrease in employee related expenses of $14.4 million. The increase in SG&A as a percentage of revenue in 2024 compared to 2023 was primarily driven by an increase in marketing expense that did not generate an increase in revenue.

Impairment Charges

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Impairment charges	$39,093	$118,599	$(79,506)	(67.0)%

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement, met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheets. As discussed in Note 9 - Assets Held for Sale, we recorded a loss on assets held for sale in 2024 of $21.4 million. Additionally, as discussed in Note 8 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

As discussed in Note 8 - Goodwill and Intangible Assets, we recognized a goodwill impairment charge of $118.0 million in 2023. Additionally, in the first quarter of 2023, we recorded an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

Floor Plan Interest Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$25,036	$24,820	$216	0.9%

The increase in floor plan interest expense in 2024 compared to 2023 was due to increases in the average floor plan borrowing rate.

Other Interest Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$21,878	$10,062	$11,816	117.4%

The increase in other interest expense in 2024 compared to 2023 was primarily due to higher average balances and interest rates on outstanding debt.

Change in Fair Value of Warrant Liabilities

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Change in fair value of warrant liabilities	$17,053	$(856)	$17,909	(2092.2)%

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock. Additionally, because the Company issued and sold shares of common stock pursuant to the PIPE Purchase Agreements at a price less than the prior $5.25 price per share at which shares of common stock may have been purchased upon exercise of the warrants (the “warrant price”), the warrant price was adjusted to $3.83. After this adjustment to the warrant price, the warrants may be exercised to purchase up to an aggregate of 10,194,174 shares of common stock.

Income Tax Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Income tax (expense) benefit	$(16,652)	$30,462	$(47,114)	(154.7)%
Effective tax rate	(10.2)%	21.6%

The increase in the provision for income taxes for 2024 compared to 2023 was primarily due to the establishment of a valuation allowance of $52.7 million against our deferred tax assets during 2024. The effective tax rate for 2024 was negatively impacted by the valuation allowance. We intend to maintain the valuation allowance until sufficient future sources of taxable income are forecasted to realize the benefit of the deferred tax assets.
Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA
EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) excluding interest expense, income tax expense (benefit) and depreciation and amortization expense. Adjusted EBITDA, which is a non-GAAP financial measure, is further adjusted to include floor plan interest expense and exclude stock-based compensation expense, LIFO adjustment, impairment charges, loss (gain) on sale of property and equipment, and change in fair value of warrant liabilities.

EBITDA and Adjusted EBITDA are not measures of financial performance under GAAP and should not be considered in isolation or as an alternative to net income (loss), cash flows from operating activities or any other measure determined in accordance with GAAP. The items excluded to calculate EBITDA and Adjusted EBITDA are significant components in understanding and assessing the Company’s results of operations. The Company’s EBITDA and Adjusted EBITDA may not be comparable to a similarly titled measure of another company because other entities may not calculate EBITDA and Adjusted EBITDA in the same manner.

The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt), (ii) tax consequences, (iii) asset base (depreciation and amortization and LIFO adjustments), (iv) the non-cash charges from asset impairments, stock-based compensation expense and change in fair value of warrant liabilities and (v) gains or losses on the sale of property, plant and equipment. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2024	2023
Net loss	$(179,963)	$(110,266)
Interest expense, net	46,914	34,882
Depreciation and amortization	20,625	18,512
Income tax expense (benefit)	16,652	(30,462)
EBITDA	(95,772)	(87,334)
Floor plan interest expense	(25,036)	(24,820)
LIFO adjustment	3,856	3,752
Loss on sale of property and equipment	394	28
Impairment charges	39,093	118,599
Loss (gain) on change in fair value of warrant liabilities	17,053	(856)
Stock-based compensation expense	1,751	2,249
Adjusted EBITDA	$(58,661)	$11,618

Adjusted Net Cash (Used In) Provided By Operating Activities
In accordance with U.S. GAAP, we report floor plan notes payable within cash flows from financing activities in the consolidated statements of cash flows. However, management believes that presenting activities relating to floor plan notes payable within cash flows from operating activities is useful in evaluating the Company’s cash flows from operating activities. The Company finances substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. As a result, we use the non-GAAP measure adjusted net cash (used in) provided by operating activities to further evaluate our cash flows. We believe that adjusted net cash (used in) provided by operating activities eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP.

Adjusted net cash (used in) provided by operating activities, a non-GAAP measure, is defined as net cash provided by (used in) operating activities plus net (repayments) borrowings on floor plan notes payable less borrowings on floor plan notes payable assumed in acquisitions.

Adjusted net cash (used in) provided by operating activities is not a measure of financial liquidity measure under U.S. GAAP and should not be considered in isolation or as an alternative to cash flows from operating activities or any other measure determined in accordance with U.S. GAAP. The items included to calculate adjusted net cash (used in) provided by operating activities are significant components in understanding and assessing the Company’s cash flows from operating and financing activities. The Company’s adjusted net cash (used in) provided by operating activities may not be comparable to a similarly titled measure of another company because other entities may not calculate adjusted cash flows from operating activities in the same manner.

See Liquidity and Capital Resources below for a reconciliation of net cash provided by operating activities to adjusted net cash (used in) provided by operating activities.
Liquidity and Capital Resources

Our principal needs for liquidity and capital resources are for capital expenditures and working capital. We have historically satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities, as well as occasional sale-leaseback arrangements. In addition to these sources of liquidity, potential sources to fund our business strategy include financing of owned real estate, construction loans, and proceeds from debt or equity offerings. We evaluate all of these options and may select one or more of them depending upon overall capital needs and the availability and cost of capital, although no assurances can be provided that these capital sources will be available in sufficient amounts or with terms acceptable to us.

Cash Flow Summary

	Year Ended December 31,
(In thousands)	2024	2023
Net cash provided by (used in) operating activities	94,354	(36,480)
Net cash used in investing activities	(8,128)	(192,964)
Net cash (used in) provided by financing activities	(119,609)	225,842
Net decrease in cash	$(33,383)	$(3,602)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of December 31, 2024, our new vehicle days’ supply was 205 days which was 175 days lower than our days’ supply as of December 31, 2023. As of December 31, 2024, our days’ supply of pre-owned vehicles was 149 days, which was 17 days higher than our days’ supply at December 31, 2023. We calculate days’ supply of inventory based on current inventory levels and a 90 day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

Borrowings and repayments of our vehicle inventory floor plan loans are presented as financing activities. Additionally, the cash paid for inventory purchased as part of an acquisition is presented as an investing activity, while the subsequent flooring of the new inventory is included in our floor plan payable cash activities.

To better understand the impact of these items, a reconciliation of adjusted net cash provided by operating activities, a non-GAAP financial measure to net cash provided by operating activities, is presented below:

	Year Ended December 31,		Variance
(In thousands)	2024	2023	$
Net cash provided by (used in) operating activities, as reported	$94,354	$(36,480)	$130,834
Net (repayments) borrowings on floor plan notes payable	(141,110)	98,530	(239,640)
Minus borrowings on floor plan notes payable assumed in acquisitions	—	(28,751)	28,751
Adjusted net cash (used in) provided by operating activities	$(46,756)	$33,299	$(80,055)

Investing Activities
During 2024, we used $19.0 million for the purchase of property and equipment, primarily related to improvements in existing dealerships, and received $10.9 million net proceeds from sales of property and equipment, mostly attributable to the sale of the previously closed Waller, Texas dealership for gross proceeds of $8.0 million. During 2023, net cash used in investing activities of $193.0 million was primarily for $97.7 million spent on acquisitions of five dealerships in Nevada, Tennessee, Colorado, Utah and Arizona, as well as $95.2 million for the purchase of property and equipment related to the construction of our greenfield locations in Iowa, Florida, Ohio and Arizona.

Financing Activities
During 2024, significant financing activities included $141.1 million of net repayments under our Floor Plan Credit Facility, net proceeds received from common stock issued of $28.3 million, proceeds of $10.0 million for nonrefundable deposit pursuant to the Asset Purchase Agreement, repayments under our Revolving Credit Facility of $19.2 million, proceeds from issuance of long-term debt and finance liabilities of $16.4 million, and $11.7 million used for repayments on long-term debt. During 2023, significant financing activities included $98.5 million of net borrowings under our Floor Plan Credit Facility, $49.5 million of borrowings under our Revolving Credit Facility, and $64.0 million of proceeds from the issuance of long-term debt, which included $35.0 million of proceeds is from the Coliseum Loan and $29.0 million of proceeds from mortgages from First Horizon Bank relating to our real property in Murfreesboro and Knoxville, Tennessee.

M&T Credit Facilities
As of December 31, 2024, the M&T Credit Agreement provided us with a $325.0 million floor plan credit facility (the “Floor Plan Credit Facility”) and zero remaining availability under a revolving credit facility (the “Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027. As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $30.3 million.

On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third Amendment”) relating to the M&T Credit Agreement. Under the Third Amendment, the Lenders’ aggregate commitment under the Floor Plan Credit Facility decreased from $400.0 million to (a) $325.0 million, from November 15, 2024 through the date (the “Asset Sale Outside Date”) that is 60 days after the final closing of the Camping World Asset Sales (as defined under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments – Purchase Agreements with Camping World), and (b) $295.0 million, thereafter through the maturity date, provided that until the Asset Sale Outside Date, the Company may borrow up to an additional $10.0 million in floor plan loans (the “Floor Plan Overlimit Loans”), subject to the satisfaction of certain conditions. To the extent the Company borrows Floor Plan Overlimit Loans, the Company is required to pay the lenders a per annum fee equal to 2.00% of the average daily aggregate principal amount thereof.

The Third Amendment eliminated testing of the total net leverage ratio, current ratio and minimum EBITDA financial covenants until the fiscal quarter ending March 31, 2026, and the Third Amendment eliminated testing of the fixed charge coverage ratio financial covenant until the fiscal quarter ending September 30, 2026. It also changed the required performance thresholds for compliance with all of the financial covenants under the M&T Credit Agreement. For example, under the M&T Credit Agreement, so long as there are any obligations outstanding with respect to the revolving credit facility thereunder, we are required to maintain on a monthly basis Liquidity (as defined in the M&T Credit Agreement) of not less than $7.5 million.

Under the Third Amendment, the Company also agreed, among other changes:
•to permanently eliminate its ability to borrow new loans or swingline loans or to request issuance of letters of credit under the Revolving Credit Facility;
•to make certain mandatory repayments on the Revolving Credit Facility, including the following:
▪on November 15, 2024, in the amount of $10.0 million;
▪beginning with the fiscal quarter ending March 31, 2025 and on the last day of each quarter thereafter, in the amount of $2.5 million each quarter;
▪on the date that is two business days after completion of the Rights Offering, in the amount of 50% of the proceeds thereof; and
▪repayments from time to time in an amount equal to 100% of the net proceeds (less certain costs, fees and expenses and after repayment of any indebtedness required to be repaid in connection therewith) received from any sale or refinancing of the Company’s real estate, excluding real property to be sold in the Camping World Sales and certain real property located in Waller, Texas that the Company is attempting to sell;
•to deliver to the Administrative Agent second-lien mortgages, which secure the Company’s remaining obligations under the Revolving Credit Facility, on all of the Company’s real property that is currently mortgaged to Coliseum Holdings I, LLC, except for real property to be sold under the Real Estate Purchase Agreement and certain real property located in Waller, Texas that the Company is attempting to sell;
•until March 31, 2025, to continue engaging CR3 Partners as the Company’s financial advisor;
•to additional restrictions on investments, indebtedness, dividends and other restricted payments, transactions with affiliates and acquisitions; and
•to replace the leverage-based pricing grid from the M&T Credit Agreement with a fixed margin over SOFR or the Base Rate (as applicable).

On March 27, 2025, the Company entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “Waiver”). Under the Waiver, M&T Bank and the requisite Lenders agreed (a) to waive the requirement under the M&T Credit Agreement that the Camping World Asset Sale with respect to the facilities located in Council Bluffs, Iowa and Portland, Oregon be consummated (whether before, on or after March 31, 2025), (b) to extend the deadline that the loan parties have to pay certain construction payables from March 31, 2025 to September 30, 2025; and (c) that the loan parties will be permitted to deliver, together with their financial statements with respect to their fiscal year ended December 31, 2024, an audit opinion that has a “going concern” or like qualification or exception.

Under the Waiver, the Company and the other loan parties agreed, among other covenants, to continue engaging CR3 Partners as the loan parties’ financial advisor and to provide M&T Bank on an ongoing basis with certain information and documents regarding the loan parties’ efforts to raise new capital through one or more asset sales and/or debt or equity capital raises.

Finally, the Waiver provides that, effective from and after the date thereof, the aggregate floor plan loan commitments of all Lenders and the floor plan line is reduced to $265.0 million, as such amounts may be decreased from time to time in accordance with the provisions of the M&T Credit Agreement, and the loan parties agreed to negotiate mutually agreeable further reductions to the floor plan loan commitments and floor plan line of credit dollar cap in connection with future potential specified transactions, if any.

As of December 31, 2024, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of December 31, 2024, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%. As of December 31, 2024, the Revolving Credit Facility was also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

As of December 31, 2024, there was $298.3 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $30.3 million outstanding on the Revolving Credit Facility at an interest rate of 8.08%

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets other than real estate, and obligations that remain outstanding under the Revolving Credit Facility are secured by second-lien mortgages on a substantial portion of our real estate.

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

Other Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. As of December 31, 2024, the aggregate principal balance of those mortgages is $28.6 million. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC as lender, under which Coliseum Holdings I, LLC provided us with a term loan in the initial principal amount of $35 million (the “Loan”). Coliseum Holdings I, LLC is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 72% of our common stock (including warrants on an as-exercised basis) as of December 31, 2024, and Coliseum Holdings I, LLC is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, non-current portion, net of debt discount in our consolidated balance sheets. The accrued interest is included in Other long-term debt in our consolidated balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to Coliseum Holdings I, LLC our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at a price of $5.25 per share, subject to certain adjustments. The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

As of December 31, 2024, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $42.9 million. In February 2025, we sold our Surprise, Arizona dealership and related real property under one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $18.0 million. In March 2025, we sold our Elkhart, Indiana dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $12.8 million.

Under the terms of the Loan, for any repayments and prepayments that occurred prior to January 1, 2025, we owed a prepayment penalty of 1.0% on the outstanding principal balance being repaid and a yield maintenance premium approximately equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2.0% on the outstanding principal balance being repaid.

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

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
2025	$11,168
2026	53,040
2027	11,230
2028	950
2029	1,018
Thereafter	23,932
Total	$101,338

Going Concern
Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $180.0 million during the year ended December 31, 2024 and had an accumulated deficit of $131.0 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital.
35

While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

Industry Trends

We monitor industry conditions in the RV market using a number of resources including its own performance tracking and modeling. We also consider monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. According to the RV Industry Association’s survey of manufacturers, total wholesale shipments of new RVs for the year ended 2024 were 333,733 units, compared to 313,174 units for the same period in 2023, an increase of 6.6%.

In December 2024, RVIA issued a forecast for calendar year 2025 wholesale unit shipments. The forecast projects 2025 RV wholesale shipments to range between 329,900 to 362,300 units with a median of 346,100 units. We believe that retail consumers remained interested in the RV lifestyle. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence, interest rates and the level of consumer spending on discretionary products, we believe future retail demand for RVs over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the benefits offered by the RV lifestyle.

Inflation

During 2024, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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

Seasonality and Effects of Weather

Our operations generally experience modestly higher volumes of vehicle sales in the first half of each year due in part to consumer buying trends and the hospitable warm climate during the winter months at our Florida and Arizona locations. In addition, the northern locations in Colorado, Tennessee, Minnesota, and Oregon generally experience modestly higher vehicle sales during the spring months.

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

36

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 2 - Basis of Presentation and Critical Accounting Policies of the consolidated financial statements included in this Form 10-K). We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we must make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

Our critical accounting estimates require our most difficult or subjective judgments or estimates about the effect of matters that are inherently uncertain. A discussion of our critical accounting estimates, the underlying judgments and uncertainties used to make them and the likelihood that materially different estimates would be reported under different conditions or using different assumptions is as follows:

Impairment of Indefinite-lived Intangible Assets
For the impairment evaluation for indefinite-lived intangible assets, which includes our trade names, we determine whether it is more likely than not that the fair value is less than the carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying value, then we perform a quantitative assessment by calculating the estimated fair value and comparing to the carrying value. Fair value is estimated primarily using the relief from royalty method, in conjunction with qualitative factors and future operating plans. The relief from royalty method requires us to make assumptions about future revenues and cash flows. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. We also annually evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. For the year ended December 31, 2024, we had no impairment on our indefinite-lived intangible assets as a result of the quantitative assessment performed.

Impairment of Long-Lived and Definite-Lived Intangible Assets
We evaluate the carrying value of long-lived and definite lived intangible assets whenever events or changes in circumstances indicate that the asset’s carrying amount may not be recoverable. Such circumstances could include, but are not limited to, (1) a significant decrease in the market value of an asset, (2) a significant adverse change in the extent or manner in which an asset is used, or (3) an accumulation of costs significantly in excess of the amount originally expected for the acquisition of an asset.

When such circumstances occur, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As discussed in Note 9 - Assets Held for Sale, we recorded a loss on assets held for sale of $21.4 million for the year ended December 31, 2024, which is reflected as impairment charges in our statements of operations and comprehensive loss. The fair value of the assets held for sale was determined by their estimated sales proceeds less cost to sell. Additionally, during the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale. These assets, which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed.

Inventories
Vehicle and parts inventories are recorded at the lower of cost or net realizable value, with cost determined by the last-in, first-out (“LIFO”) method. Cost includes purchase costs, reconditioning costs, dealer-installed accessories and freight. For vehicles accepted as trade-ins, the cost is the fair value of such pre-owned vehicles at the time of the trade-in. Other
37

inventory includes parts and accessories, as well as retail travel and leisure specialty merchandise, and is recorded at the lower of cost or net realizable value with cost determined by LIFO method.

The current replacement costs of LIFO inventories exceeded their recorded values by $28.4 million and $24.6 million as of December 31, 2024 and 2023, respectively.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Information requested by this Item is not applicable as we have elected scaled disclosure requirements available to smaller reporting companies with respect to this Item.
38

Item 8. Financial Statements and Supplementary Data

Lazydays Holdings, Inc.
39

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. The Company no longer has borrowing capacity on its existing credit agreement and ability to meet future obligations is dependent on generating positive cash flows from operations and securing outside capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment Testing of Long-lived Assets to be Held and Used
As discussed in Note 2 to the consolidated financial statements, the Company evaluates the carrying value of long-lived assets to be held and used, at the asset group level, whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable. When such circumstances occur, the Company measures the carrying amount of the asset group against the estimated undiscounted future cash flows associated with it. Should the sum of the estimated future undiscounted cash flows be less than the carrying amount of the asset group being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset group exceeds its fair value. At December 31, 2024, the Company concluded that certain asset groups to be held and used exhibited indicators of impairment, which required management to test the asset groups for impairment. As discussed in Note 8, during the year ended December 31, 2024, the Company recorded impairment charges of $17.7 million related to certain long-lived assets to be held and used.

We identified the long-lived asset impairment test related to certain asset groups to be held and used that were not impaired during the year ended December 31, 2024 as a critical audit matter due to the significant judgement required by management in determining the estimated undiscounted future cash flows, including assumptions related to the forecasted revenues and margins. Auditing management’s assumptions involved a high degree of auditor judgment and an increase in audit effort due to the impact management’s assumptions could have on the accounting estimate.

Our audit procedures related to the long-lived asset impairment test for certain asset groups to be held and used as of December 31, 2024, included the following, among others:
•We evaluated the appropriateness of the models used by management to estimate the future undiscounted cash flows and tested their mathematical accuracy.
•We evaluated the reasonableness of management’s assumptions related to forecasted revenues and margins by comparing the forecasts to the asset groups’ historical results and external market and industry data.

Test of Indefinite-lived Intangible Assets for Impairment
As described in Notes 2 and 8 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names and trademarks balance was $30.1 million as of December 31, 2024. Management tests its indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived intangible assets’ carrying value exceeds the estimated fair value. The Company performed a quantitative test in the fourth quarter of 2024 to test its trade names and trademarks for impairment using a relief from royalty method, which is based on the projected stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. For the year ended December 31, 2024, there were no impairment charges on the Company’s indefinite-lived intangible assets as a result of the quantitative impairment test performed by management.

We identified management’s indefinite-lived intangible assets impairment test as a critical audit matter due to the significant judgments used by management in estimating the fair value of the trade names and trademarks, including assumptions related to the royalty rate and the discount rate. Auditing management’s estimates and assumptions required a high degree of auditor judgment and an increased extent of audit effort, including the use of our valuation specialists, due to the impact management’s assumptions could have on the estimated fair value of the trade names and trademarks.

Our audit procedures related to management’s indefinite lived asset impairment test included the following, among others:
•We tested the underlying data used by management in its impairment model for completeness and accuracy by agreeing it to source information.
•We utilized our valuation specialists to assist in the following procedures, among others:
◦Evaluated the reasonableness of the royalty rate used by management by comparing it to publicly available market data.
◦Tested the reasonableness of the discount rate by comparing the inputs used by management to publicly available market data.
◦Evaluated the appropriateness of the valuation model used by management and testing its mathematical accuracy.
/s/ RSM US LLP
We have served as the Company’s auditor since 2021.
Tampa, Florida
March 31, 2025

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$24,702	$58,085
Receivables, net of allowance for doubtful accounts of $763 and $479	22,318	22,694
Inventories, net	211,946	456,087
Income tax receivable	6,116	7,416
Prepaid expenses and other	1,823	2,614
Assets held for sale, current portion	86,869	—
Total current assets	353,774	546,896
Property and equipment, net	174,324	265,726
Operating lease right-of-use assets	13,812	26,377
Intangible assets, net	54,957	80,546
Deferred income tax asset	—	15,444
Other assets	3,216	2,750
Assets held for sale, non-current portion	75,747	—
Total assets	$675,830	$937,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,426	$15,144
Accrued expenses and other current liabilities	31,211	29,160
Floor plan notes payable, net of debt discount	306,036	446,783
Financing liability, current portion	2,792	2,473
Revolving line of credit, current portion	10,000	—
Long-term debt, current portion, net of debt discount	1,168	1,141
Operating lease liability, current portion	3,711	5,276
Liabilities related to assets held for sale, current portion	1,530	—
Total current liabilities	378,874	499,977
Long-term liabilities:
Financing liability, non-current portion, net of debt discount	76,007	91,401
Revolving line of credit, non-current portion	20,344	49,500
Long term debt, non-current portion, net of debt discount	27,417	28,075
Related party debt, non-current portion, net of debt discount	36,217	33,354
Operating lease liability, non-current portion	10,592	22,242
Deferred income tax liability	1,348	—
Warrant liabilities	21,960	—
Other long-term liabilities	6,721	—
Liabilities related to assets held for sale, non-current portion	23,001	—
Total liabilities	602,481	724,549
Commitments and contingencies - see Note 17
Series A Convertible Preferred Stock; zero and 600,000 shares issued and outstanding	—	56,193
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 113,227,173 and 17,477,019 shares issued and 109,814,951 and 14,064,797 shares outstanding	10	—
Additional paid-in capital	261,465	165,988
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained (deficit) earnings	(130,998)	48,137
Total stockholders’ equity	73,349	156,997
Total liabilities and stockholders’ equity	$675,830	$937,739
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except share and per share data)

	Year Ended December 31,
	2024	2023
Revenue
New vehicle retail	$513,014	$631,748
Pre-owned vehicle retail	224,855	323,258
Vehicle wholesale	13,127	8,006
Consignment vehicle	3,293	—
Finance and insurance	63,394	62,139
Service, body and parts and other	53,879	57,596
Total revenue	871,562	1,082,747
Cost applicable to revenue
New vehicle retail	472,315	552,311
Pre-owned vehicle retail	191,070	259,494
Vehicle wholesale	15,803	8,178
Finance and insurance	2,252	2,547
Service, body and parts, other	25,411	27,723
LIFO	3,856	3,752
Total cost applicable to revenue	710,707	854,005
Gross profit	160,855	228,742
Depreciation and amortization	20,625	18,512
Selling, general, and administrative expenses	200,087	198,305
Impairment charges	39,093	118,599
Net loss from operations	(98,950)	(106,674)
Other income (expense):
Floor plan interest expense	(25,036)	(24,820)
Other interest expense	(21,878)	(10,062)
Change in fair value of warrant liabilities	(17,053)	856
Loss on sale of property and equipment	(394)	(28)
Total other expense, net	(64,361)	(34,054)
Loss before income taxes	(163,311)	(140,728)
Income tax (expense) benefit	(16,652)	30,462
Net loss	$(179,963)	$(110,266)
Dividends on Series A convertible preferred stock	(7,254)	(4,800)
Net loss and comprehensive loss attributable to common stock and participating securities	$(187,217)	$(115,066)

Loss per share:
Basic	$(8.90)	$(8.41)
Diluted	$(8.90)	$(8.45)
Weighted average shares outstanding:
Basic	20,713,356	13,689,001
Diluted	20,713,356	13,689,001
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	14,515,253	$—	3,402,789	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	2,249	—	2,249
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Conversion of warrants, options and restricted stock units	2,911,803	—	—	—	31,876	—	31,876
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Shares issued pursuant to the Employee Stock Purchase Plan	49,963	—	—	—	413	—	413
Dividends on Series A preferred stock	—	—	—	—	—	(4,800)	(4,800)
Net loss	—	—	—	—	—	(110,266)	(110,266)
Balance as of December 31, 2023	17,477,019	—	3,412,222	(57,128)	165,988	48,137	156,997
Stock-based compensation	—	—	—	—	1,751	—	1,751
Issuance of vested restricted stock units, net of shares withheld for taxes	97,699	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	37,295	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(5,270)	(1,984)	(7,254)
Issuance of common stock	29,126,212	3	—	—	28,256	—	28,259
Cash received as nonrefundable deposit pursuant to the Asset Purchase Agreement	—	—	—	—	10,000	—	10,000
Preferred stock exchange for common stock	66,488,948	7	—	—	60,627	2,812	63,446
Net loss	—	—	—	—	—	(179,963)	(179,963)
Balance as of December 31, 2024	113,227,173	$10	3,412,222	$(57,128)	$261,465	$(130,998)	$73,349
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
Operating Activities
Net loss	$(179,963)	$(110,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,751	2,249
Bad debt expense	407	12
Depreciation of property and equipment	12,716	10,954
Amortization of intangible assets	7,909	7,558
Amortization of debt discount	3,808	312
Non-cash operating lease expense	(515)	296
Loss on sale of property and equipment	394	28
Deferred income taxes	16,792	(30,980)
Change in fair value of warrant liabilities	17,053	(856)
Impairment charges	39,093	118,599
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(31)	2,347
Inventories	157,359	(42,901)
Prepaid expenses and other	703	450
Income tax receivable/payable	1,300	492
Other assets	(476)	(199)
Accounts payable, accrued expenses and other current liabilities	16,054	5,425
Net cash provided by (used in) operating activities	94,354	(36,480)
Investing Activities
Cash paid for acquisitions, net of cash received	—	(97,727)
Net proceeds from sales of property and equipment	10,893	—
Purchases of property and equipment	(19,021)	(95,237)
Net cash used in investing activities	(8,128)	(192,964)
Financing Activities
Net (repayments) borrowings under M&T bank floor plan	(141,110)	98,530
Principal (repayments) borrowings on revolving line of credit	(19,156)	49,500
Principal repayments on long-term debt and finance liabilities	(11,713)	(11,130)
Proceeds from issuance of long-term debt and finance liabilities	16,429	64,005
Loan issuance costs	(2,431)	(3,015)
Payment of dividends on Series A preferred stock	—	(4,800)
Repurchase of Treasury Stock	—	(109)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	113	413
Proceeds from exercise of warrants	—	30,543
Proceeds from exercise of stock options	—	1,283
Disgorgement of short-swing profits	—	622
Net proceeds from the issuance of common stock	28,259	—
Cash received as nonrefundable deposit pursuant to the Asset Purchase Agreement	10,000	—
Net cash (used in) provided by financing activities	(119,609)	225,842
Net decrease in cash	(33,383)	(3,602)
Cash, beginning of period	58,085	61,687
Cash, end of period	$24,702	$58,085

See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
(In thousands)

	Year Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$37,945	$11,040
Cash paid during the period for income taxes net of refunds received	—	620

Cash paid for amounts included in the measurement of lease liability:
Operating cash outflows for operating leases	$7,673	$6,810

Right-of use assets obtained in exchange for lease liabilities:
Operating leases	$3,408	$4,826

Non-cash investing and financing activities:
Dividends accrued on Series A Preferred Stock	$7,254	$—
Warrants issued to Coliseum Capital Partners, L.P. and Blackwell Partners, LLC	4,907	—
Issuance of common stock associated with preferred stock exchange	63,446	—
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share amounts)
NOTE 1 – BUSINESS ORGANIZATION AND NATURE OF OPERATIONS

Lazydays Holdings, Inc. (“Lazydays,” “we,” “us,” “our,” or the “Company”), through its wholly owned operating subsidiaries, manages and operates recreational vehicle (“RV”) dealerships across the United States. Our operations primarily consist of selling and servicing new and pre-owned RVs, arranging financing and extended service contracts for RV sales through third-party financing sources and extended warranty providers, and selling related parts and accessories.

As of December 31, 2024, we had dealerships in 22 locations as follows:

Location	Number of Dealerships
Arizona	3
Colorado	2
Florida	3
Tennessee	3
Minnesota	2
Indiana	1
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Utah	1
Washington	1
Wisconsin	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of Lazydays included herein have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) (“U.S.” or “United States”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company refers to the consolidated financial statements collectively as “financial statements,” and individually as “statements of operations and comprehensive loss,” “balance sheets,” “statements of stockholders’ equity,” and “statements of cash flows” herein.

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

The Company incurred a net loss of $180.0 million during the year ended December 31, 2024 and had an accumulated deficit of $131.0 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third

Amendment”) relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders party thereto (the “Lenders”). Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and or secure other sources of outside capital. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these financial statements.

Segment Information
Our chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM is the highest level of management responsible for assessing our overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that we operate in one reportable segment, which includes all aspects of our RV dealership operations which include sales of new and pre-owned RVs, assisting customers with vehicle financing and protection plans, servicing and repairing new and pre-owned RVs, sales of RV parts and accessories and campground facilities.

Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the assumptions used in the valuation of the net assets acquired in business combinations, goodwill and other intangible assets and valuation of inventories.

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

Revenues are recognized when control of the promised goods or services is transferred to customers at the expected amount we are entitled to for such goods and services. The Company reports consignment revenue on a net basis as an agent and not the gross amount collected from a customer. Taxes collected on revenue producing transactions are excluded from revenue in the consolidated statements of operations.

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

	Year Ended December 31,
(In thousands)	2024	2023
Gross finance and insurance revenues	$74,029	$69,811
Less charge-back allowance	(10,635)	(7,672)
Net finance and insurance revenues	$63,394	$62,139
We have an accrual for charge-backs which totaled $8.7 million and $8.8 million at December 31, 2024 and 2023, respectively, and is included in accrued expenses and other current liabilities in the accompanying consolidated balance sheets.

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

The current replacement costs of LIFO inventories exceeded their recorded values by $28.4 million and $24.6 million as of December 31, 2024 and 2023, respectively.

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

Impairment of Indefinite-lived Intangible Assets
For the impairment evaluation for indefinite-lived intangible assets, which includes our trade names, we determine whether it is more likely than not that the fair value is less than the carrying amount. If we conclude that it is more likely than not that the fair value is less than the carrying value, then we perform a quantitative assessment by calculating the estimated fair value and comparing to the carrying value. Fair value is estimated primarily using the relief from royalty method, in conjunction with qualitative factors and future operating plans. The relief from royalty method requires us to make assumptions about future revenues and cash flows. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. When the carrying value exceeds fair value, an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or other factors that may limit the period over which the asset is expected to contribute directly or indirectly to our future cash flows. We also annually evaluate intangible assets that are not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. For the year ended December 31, 2024, we had no impairment on our indefinite-lived intangible assets as a result of the quantitative assessment performed.

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

When such circumstances occur, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As discussed in Note 9 - Assets Held for Sale, we recorded a loss on assets held for sale of $21.4 million for the year ended December 31, 2024, which is reflected as impairment charges in our statements of operations and comprehensive loss. The fair value of the assets held for sale was determined by their estimated sales proceeds less cost to sell. Additionally, during the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale. These assets, which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed.

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

Cumulative Redeemable Convertible Preferred Stock
Our Series A Preferred Stock was cumulative redeemable convertible preferred stock and was classified on our balance sheets as temporary equity net of issuance costs and the relative fair value of related warrants. See Note 18 - Preferred Stock for additional information.

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

We record excess tax benefits and tax deficiencies resulting from the settlement of stock-based awards as a benefit or expense within income taxes in the consolidated statements of operations and comprehensive loss in the period in which they occur.

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
Advertising Costs
Advertising and promotion costs are charged to operations in the period incurred as a component of selling, general and administrative expense. Advertising and promotion costs totaled $33.6 million and $22.0 million for the years ended December 31, 2024 and 2023, respectively.

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

Tax benefits claimed or expected to be claimed on a tax return are recorded in our financial statements. A tax benefit from an uncertain tax position is only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Uncertain tax positions have had no impact on our financial condition, results of operations or cash flows. We do not expect any significant changes in our unrecognized tax benefits within the year of the reporting date.

Our policy is to classify assessments, if any, for tax related interest and penalties as a component of income tax benefit (expense).
Vendor Concentrations
We purchase our new RVs and replacement parts from various manufacturers.

Significant manufacturers were as follows:

	Year Ended December 31,
	2024	2023
Thor Industries	51%	41%
Winnebago Industries	26%	32%
Forest River	19%	23%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement terms.

Geographic Concentrations
Revenues by state that generated 10% or more of revenues were as follows:

	Year Ended December 31,
	2024	2023
Florida	34%	41%
Tennessee	15%	14%
Arizona	11%	<10%

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

Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in our balance sheets.

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

Assets under leases that are determined to be finance leases are recorded as property and equipment with the corresponding liability recorded as financing liability on our balance sheets.

See Note 12 - Financing Liability and Note 13 - Leases for additional information.

Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

ASU 2020-06
In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The update simplifies the accounting for convertible debt instruments and convertible preferred stock by reducing the number of accounting models and limiting the number of embedded conversion features separately recognized from the primary contract. The guidance also includes targeted improvements to the disclosures for convertible instruments and earnings per share. We adopted ASU 2020-06 effective January 1, 2024 and it did not have a material effect on our consolidated financial statements.

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07 on Improvements to Reportable Segment Disclosures to enhance interim and annual disclosures at the segment level. Entities are required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker. The update also clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after January 1, 2024. The Company adopted this ASU as of and for the year ended December 31, 2024. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The impact of adoption on the Company's consolidated financial statements was disclosure of the segment measure of profit (loss) and the measure of segment assets reported on the consolidated balance sheet as total consolidated assets used by the CODM to assess segment performance and allocate resources.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The update requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. This ASU requires additional disclosures and, accordingly, we do not expect the adoption of ASU 2023-09 to have a material effect on our financial position, results of operations or cash flows.

ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgements about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial position, results of operations or cash flows.
NOTE 3 – REVISION OF CERTAIN QUARTERLY FINANCIAL INFORMATION

In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, we present consignment vehicle revenue net of costs applicable to revenue as we are deemed to be an agent in these sales. During the preparation of our December 31, 2024 financial statements, we identified that consignment vehicle revenue was presented on a gross basis for the three months ended March 31, 2024, three and six months ended June 30, 2024, and three and nine months ended September 30, 2024. A summary of the effects of the error correction on reported amounts for the applicable periods is presented below. As shown in the tables below, there was no impact to gross profit or net loss for the applicable periods.

(In thousands)	As Reported (Unaudited)	Adjustment (Unaudited)	Revised (Unaudited)
Three Months Ended March 31, 2024:
Total revenues	$270,586	$(466)	$270,120
Total cost applicable to revenues	232,820	(466)	232,354
Gross profit	$37,766	$—	$37,766

Three Months Ended June 30, 2024:
Total revenues	$238,694	$(3,092)	$235,602
Total cost applicable to revenues	191,290	(3,092)	188,198
Gross profit	$47,404	$—	$47,404

Three Months Ended September 30, 2024:
Total revenues	$213,465	$(7,504)	$205,961
Total cost applicable to revenues	168,152	(7,504)	160,648
Gross profit	$45,313	$—	$45,313

Six Months Ended June 30, 2024:
Total revenues	$509,280	$(3,558)	$505,722
Total cost applicable to revenues	424,110	(3,558)	420,552
Gross profit	$85,170	$—	$85,170

Nine Months Ended September 30, 2024:
Total revenues	$722,745	$(11,062)	$711,683
Total cost applicable to revenues	592,262	(11,062)	581,200
Gross profit	$130,483	$—	$130,483

The correction had no impact on the consolidated balance sheets, consolidated statements of changes in shareholders’ equity, consolidated statements of cash flows, or notes to the consolidated financial statements, for any previously presented interim period. The financial reporting periods affected by this error include the Company’s previously reported interim consolidated financial statements for the three months ended March 31, 2024, the three and six months ended June 30, 2024 and the three and nine months ended September 30, 2024. In addition, we expect to present the corrected interim 2024 amounts in our 2025 interim consolidated financial statements upon the filing of each of our Quarterly Reports on Form 10-Q as a correction to the applicable 2024 period.
NOTE 4 – BUSINESS COMBINATIONS
During the year ended December 31, 2024, we did not have any acquisitions. During the year ended December 31, 2023, we acquired the following RV dealerships (the “2023 Acquisitions”):

2023 Acquisitions
•	February 15, 2023	Findlay RV in Las Vegas, Nevada
•	July 24, 2023	Buddy Gregg RVs & Motor Homes in Knoxville, Tennessee
•	August 7, 2023	Century RV in Longmont, Colorado
•	November 6, 2023	RVZZ LLC in St. George, Utah
•	November 20, 2023	Orangewood RV in Surprise, Arizona

During the year ended December 31, 2023, total consideration for business acquisitions was $97.7 million, paid in cash. Net assets acquired primarily consisted of $34.3 million in inventories, $22.5 million in property and equipment, $34.3 million in goodwill, and $6.5 million in intangible assets. We incurred $2.3 million of acquisition related expenses recorded as a component of selling, general and administrative in the year ended December 31, 2023.

NOTE 5 – RECEIVABLES, NET

Receivables consisted of the following:

	December 31,
(In thousands)	2024	2023
Contracts in transit and vehicle receivables	$11,437	$14,347
Manufacturer receivables	9,014	8,750
Finance and other receivables	2,630	76
	23,081	23,173
Less: Allowance for doubtful accounts	(763)	(479)
Receivables, net	$22,318	$22,694

Contracts in transit represent receivables from financial institutions for the portion of the vehicle and other products sales price financed by our customers through financing sources arranged by us. Manufacturer receivables are due from the manufacturers for incentives, rebates, and other programs. These incentives and rebates are treated as a reduction of cost of revenue.
NOTE 6 – INVENTORIES, NET

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

Inventories consisted of the following:

	December 31,
(In thousands)	2024	2023
New recreational vehicles	$188,918	$385,001
Pre-owned recreational vehicles	43,062	86,517
Parts, accessories and other	8,396	9,144
	240,376	480,662
Less: excess of current cost over LIFO	(28,430)	(24,575)
Inventories, net	$211,946	$456,087
NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	December 31,
(In thousands)	2024	2023
Land	$54,331	$76,291
Building and improvements, including leasehold improvements	134,385	157,463
Furniture and equipment	17,070	20,364
Vehicles	1,379	2,322
Construction in progress	17,102	55,384
	224,267	311,824
Less: Accumulated depreciation	(49,943)	(46,098)
Property and equipment, net	$174,324	$265,726

Depreciation expense was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Depreciation	$12,716	$10,954
NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill
During the fourth quarter of 2023, the Company determined that a triggering event occurred in relation to the depressed market price of the Company’s common stock and corresponding significant decline in the Company’s market capitalization. As a result, the Company performed a quantitative goodwill impairment test.

The Company calculated the estimated fair value of the reporting unit using an equity market capitalization approach, leveraging our outstanding share price adjusted for preferred stock equity and applying a 30% control premium. As a result of this test, we determined that the carrying value of the reporting unit exceeded its fair value, resulting in an impairment charge of $118.0 million, which represented the entirety of the goodwill balance previously recorded. The non-cash impairment charge was recognized as impairment charges during the year ended December 31, 2023.

The changes in the carrying amount of goodwill during 2023 were as follows (in thousands):

Balance as of December 31, 2022	$83,460
Acquisitions	40,735
Measurement period adjustments related to prior acquisitions	(6,225)
Goodwill impairment	(117,970)
Balance as of December 31, 2023	$—

Intangible Assets

Intangible assets and related accumulated amortization were as follows:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$45,649	$25,204	$20,445	$71,849	$26,968	$44,881
Customer relationships	10,050	5,655	4,395	10,395	4,893	5,502
Non-compete agreements	230	213	17	230	167	63
	55,929	31,072	24,857	82,474	32,028	50,446
Non-amortizable intangible assets:
Trade names and trademarks	30,100	—	30,100	30,100	—	30,100
Total	$86,029	$31,072	$54,957	$112,574	$32,028	$80,546

Our manufacturer and customer relationships are amortized over their estimated useful lives on a straight-line basis. The estimated useful lives are 8 to 13 years for both the manufacturer and customer relationships.

During the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale, of which, $17.5 million related to manufacturer relationships definite-lived intangible assets. These assets which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed. See Note 9 - Assets Held for Sale for additional information on the dealerships held for sale.

Amortization expense related to intangible assets was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Amortization expense	$7,909	$7,558

Future amortization of intangible assets is as follows:

(In thousands)
2025	$5,007
2026	4,328
2027	4,018
2028	4,018
2029	4,015
Thereafter	3,471
Total	$24,857

As of December 31, 2024, the weighted average remaining amortization period was 13 years.
NOTE 9 – ASSETS HELD FOR SALE

On November 15, 2024, certain indirect subsidiaries (“Asset Sellers”) of the Company entered into an Asset Purchase Agreement (as amended, modified, or supplemented from time to time, the “Asset Purchase Agreement”) by and among Asset Sellers, the Company, as Guarantor, certain subsidiaries of Camping World Holdings, Inc. (collectively, “Asset Buyers”), and CWGS Ventures, LLC, also a subsidiary of Camping World Holdings, Inc. (the “CW Investor”), pursuant to which Asset Sellers agreed to sell to Asset Buyers all of the assets contributing to the operation of Asset Sellers’ recreational vehicle sales and service businesses operated out of Asset Sellers’ facilities in Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington for approximately $1.0 million per facility (plus further cash for RV inventory and service work in process at closing per facility), subject to certain adjustments and the terms and conditions set forth in the Asset Purchase Agreement (such transactions, the “Camping World Asset Sales”). Also on November 15, 2024, certain other indirect subsidiaries of the Company (collectively, “Real Estate Sellers”), entered into a Real Estate Purchase Agreement (as amended, modified, or supplemented from time, the “Real Estate Purchase Agreement” and together with the Asset Purchase Agreement, the “Purchase Agreements”) with a subsidiary of Camping World Holdings, Inc. (“Real Estate Buyer”), pursuant to which Real Estate Sellers agreed to sell to Real Estate Buyer certain real estate located in Elkhart, Indiana; Surprise, Arizona; and Murfreesboro, Tennessee (collectively, the “Properties”) for approximately $48.5 million in cash, subject to certain adjustments and the terms and conditions set forth in the Real Estate Purchase Agreement (such transactions, together with the Camping World Asset Sales, the “Camping World Sales”).

During February 2025 and March 2025, the parties closed the sale of the Properties as contemplated by the Real Estate Purchase Agreement and closed an asset sale with respect to five of the facilities (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington) as contemplated by the Asset Purchase Agreement.

In March 2025, the Asset Buyers informed the Asset Sellers of their election to not consummate the asset sales with respect to the remaining two facilities under the Asset Purchase Agreement (Council Bluffs, Iowa; and Portland, Oregon). On March 28, 2025, the Company delivered written notice to the Asset Buyers to (a) exercise its remedy under Section 12.10 of the Asset Purchase Agreement for Asset Buyers’ failure to complete such closings, namely to relieve the Company from any obligation to issue 9,708,737 shares of its common stock to the CW Investor; and (b) terminate the Asset Purchase Agreement effective on March 31, 2025, the outside date under the Asset Purchase Agreement.

As of December 31, 2024, all of the Properties were subject to mortgages as security for associated borrowings which require repayment of the full balance upon sale of the property. See Note 14 - Debt for additional information.

On October 10, 2024, we entered into a Real Estate Purchase Agreement with McGhee RV Properties, LP (the “Waller Dealership Sale Agreement”), which provides for the sale of certain land and improvements of the previously closed Waller, Texas dealership for proceeds of $8.0 million. The sale contemplated by the Waller Dealership Sale Agreement closed on December 19, 2024. We used the net proceeds of the sale to repay a portion of our mortgage loan from Coliseum Holdings I, LLC that was secured by the property, as required by the mortgage loan agreement.

On December 3, 2024, we entered into a Purchase and Sale Agreement with NewQuest Equity, L.C. (the “Waller Land Sale Agreement”), which provides for the sale of certain land near the previously closed Waller, Texas dealership for proceeds of $4.3 million, subject to its terms and conditions.

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement met the criteria to be held for sale. The assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of December 31, 2024. As a result, we evaluated the disposal groups to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $21.4 million, which is reflected as impairment charges in our statements of operations and comprehensive loss. Additionally, as discussed in Note 8 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements, which were not included in the sale of the dealerships, were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

The following table presents the components of assets held for sale and liabilities related to assets held for sale as of December 31, 2024:

(In thousands)	December 31, 2024
ASSETS
Current assets:
Inventories	$86,781
Prepaid expenses and other	88
Current assets held for sale	$86,869
Long-term assets:
Property and equipment, net	$86,420
Operating lease assets	10,731
Other assets	8
Valuation allowance on assets held for sale	(21,412)
Long-term assets held for sale	$75,747

LIABILITIES
Current liabilities:
Financing liability, current portion	$104
Operating lease liability, current portion	1,426
Current liabilities held for sale	$1,530
Long-term liabilities:
Financing liability, non-current portion	$13,562
Operating lease liability, non-current portion	9,439
Long-term liabilities held for sale	$23,001

During the years ended December 31, 2024 and 2023, these dealerships collectively generated pre-tax losses of $45.0 million and $4.8 million, respectively. As noted above, the results for the year ended December 31, 2024 included an impairment charge of $21.4 million recorded on the assets held for sale.

During February 2025 and March 2025, the Company completed the sales of the following facilities and any associated owned real estate as part of the Camping World Sale: Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington. The gain or loss on the sale of these dealerships during the first quarter of 2025 is not expected to be significant. In March 2025, Camping World elected to not close on the purchase of two of the

Company’s dealerships located in Portland, Oregon and Council Bluffs, Iowa. The Waller Land Sale Agreement is expected to close during the first half of 2025.
NOTE 10 – IMPAIRMENT CHARGES

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement, met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheets. As discussed in Note 9 - Assets Held for Sale, we recorded a loss on assets held for sale in 2024 of $21.4 million. Additionally, as discussed in Note 8 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

As discussed in Note 8 - Goodwill and Intangible Assets, we recognized a goodwill impairment charge of $118.0 million in 2023. Additionally, in the first quarter of 2023, we recorded an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

NOTE 11 – EARNINGS (LOSS) PER SHARE

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Year Ended December 31,
(In thousands except share and per share amounts)	2024	2023
Basic loss per share:
Net loss attributable to common stock and participating securities	$(187,217)	$(115,066)
Deemed contribution on extinguishment of Series A preferred stock	2,812	—
Net loss attributable to common stock and participating securities used to calculate basic loss per share	(184,405)	(115,066)
Weighted average shares outstanding	20,412,999	13,388,644
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for basic EPS	20,713,356	13,689,001
Basic loss per share	$(8.90)	$(8.41)

Diluted loss per share:
Net loss attributable to common stock and participating securities	$(187,217)	$(115,066)
Deemed contribution on extinguishment of Series A preferred stock	2,812	—
Gain on change in fair value of warrant liabilities, net of tax	—	(670)
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(184,405)	$(115,736)
Weighted average shares outstanding	20,412,999	13,388,644
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for diluted EPS	20,713,356	13,689,001
Diluted loss per share	$(8.90)	$(8.45)

The following common stock equivalent shares were excluded from the computation of the diluted loss per share, since their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023
Shares underlying warrants	10,194,174	—
Stock options	232,768	139,650
Restricted stock units	224,762	238,275
Shares issuable under the Employee Stock Purchase Plan	111,945	27,266
Share equivalents excluded from EPS	10,763,649	405,191
NOTE 12 – FINANCING LIABILITY

We have operations at several properties that were previously sold and then leased back from the purchasers over a non-cancellable period of 20 years. The leases contain renewal options at lease termination, with three options to renew for 10 additional years each and contain a right of first offer in the event the property owner intends to sell any portion or all of the property to a third party. These rights and obligations constitute continuing involvement, which resulted in failed sale-leaseback (financing) accounting. The financing liabilities have implied interest rates ranging from 5.0% to 7.9% and have expiration dates between May 31, 2030 and February 1, 2047. At the conclusion of the 20-year lease period, the financing liability residual will correspond to the carrying value of the land.

The financing liability, net of debt discount, was follows:

	December 31,
(In thousands)	2024	2023
Financing liability	$78,799	$93,978
Debt discount	—	(104)
Financing liability, net of debt discount	78,799	93,874
Less: current portion	2,792	2,473
Financing liability, non-current portion	$76,007	$91,401

Principal and interest payments made were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Principal	$2,495	$2,177
Interest	6,428	6,021

Future minimum payments required by the arrangements are as follows:

(In thousands)	Principal	Interest	Total Payment
2025	2,792	5,347	8,139
2026	3,157	5,144	8,301
2027	3,552	4,916	8,468
2028	3,964	4,673	8,637
2029	4,437	4,373	8,810
Thereafter	60,897	21,730	82,627
	78,799	46,183	124,982
NOTE 13 – OPERATING LEASES

We lease property, equipment and billboards throughout the U.S. primarily under 14 operating leases. The related right-of-use (“ROU”) assets for these operating leases are included in operating lease right-of-use assets. Leases with lease terms of 12 months or less are expensed on a straight-line basis over the lease term and are not recorded in the balance sheets.

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

As of December 31, 2024, the weighted-average remaining lease term and weighted-average discount rate of operating leases was 5.3 years and 4.8%, respectively.

Operating lease costs were $7.7 million and $6.8 million for the years ended December 31, 2024 and 2023, respectively, including variable lease costs.

Future maturities of our operating lease liability as of December 31, 2024 are as follows:

(In thousands)	Operating Leases
2025	$4,381
2026	3,208
2027	3,142
2028	2,962
2029	1,018
Thereafter	1,484
Total lease payments	16,195
Less: Imputed interest	1,892
Present value of lease liabilities	$14,303
NOTE 14 – DEBT

M&T Credit Facilities
As of December 31, 2024, the M&T Credit Agreement provided us with a $325.0 million floor plan credit facility (the “Floor Plan Credit Facility”) and zero remaining availability under a revolving credit facility (the “Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027. As of December 31, 2024, the outstanding principal balance of the Revolving Credit Facility was $30.3 million.

On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third Amendment”) relating to the M&T Credit Agreement. Under the Third Amendment, the Lenders’ aggregate commitment under the Floor Plan Credit Facility decreased from $400.0 million to (a) $325.0 million, from November 15, 2024 through the date (the “Asset Sale Outside Date”) that is 60 days after the final closing of the Asset Purchase Agreement, and (b) $295.0 million, thereafter through the maturity date, provided that until the Asset Sale Outside Date, the Company may borrow up to an additional $10.0 million in floor plan loans (the “Floor Plan Overlimit Loans”), subject to the satisfaction of certain conditions. To the extent the Company borrows Floor Plan Overlimit Loans, the Company is required to pay the lenders a per annum fee equal to 2.00% of the average daily aggregate principal amount thereof.

The Third Amendment eliminated testing of the total net leverage ratio, current ratio and minimum EBITDA financial covenants until the fiscal quarter ending March 31, 2026, and the Third Amendment eliminated testing of the fixed charge coverage ratio financial covenant until the fiscal quarter ending September 30, 2026. It also changed the required performance thresholds for compliance with all of the financial covenants under the M&T Credit Agreement. For example, under the M&T Credit Agreement, so long as there are any obligations outstanding with respect to the revolving credit facility thereunder, we are required to maintain on a monthly basis Liquidity (as defined in the M&T Credit Agreement) of not less than $7.5 million.

In the Third Amendment, the Company also agreed, among other changes:
•to permanently eliminate its ability to borrow new loans or swingline loans or to request issuance of letters of credit under the Revolving Credit Facility;
•to make certain mandatory repayments on the Revolving Credit Facility, including the following:
▪on November 15, 2024, in the amount of $10.0 million;
▪beginning with the fiscal quarter ending March 31, 2025 and on the last day of each quarter thereafter, in the amount of $2.5 million each quarter;
▪on the date that is two business days after completion of the Company’s rights offering to stockholders that closed on February 12, 2025, in the amount of 50% of the proceeds thereof; and
▪repayments from time to time in an amount equal to 100% of the net proceeds (less certain costs, fees and expenses and after repayment of any indebtedness required to be repaid in connection therewith) received from any sale or refinancing of the Company’s real estate, excluding real property to be sold in the Camping World Sales and certain real property located in Waller, Texas that the Company is attempting to sell;
•to deliver to the Administrative Agent second-lien mortgages, which secure the Company’s remaining obligations under the Revolving Credit Facility, on all of the Company’s real property that is currently mortgaged to Coliseum

Holdings I, LLC, except for real property to be sold in the Camping World Sales and certain real property located in Waller, Texas that the Company is attempting to sell;
•until March 31, 2025, to continue engaging CR3 Partners as the Company’s financial advisor;
•to additional restrictions on investments, indebtedness, dividends and other restricted payments, transactions with affiliates and acquisitions; and
•to replace the leverage-based pricing grid from the M&T Credit Agreement with a fixed margin over SOFR or the Base Rate (as applicable).

On March 27, 2025, the Company entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “Waiver”). Under the Waiver, M&T Bank and the requisite Lenders agreed (a) to waive the requirement under the M&T Credit Agreement that the Camping World Asset Sale with respect to the facilities located in Council Bluffs, Iowa and Portland, Oregon be consummated (whether before, on or after March 31, 2025), (b) to extend the deadline that the loan parties have to pay certain construction payables from March 31, 2025 to September 30, 2025; and (c) that the loan parties will be permitted to deliver, together with their financial statements with respect to their fiscal year ended December 31, 2024, an audit opinion that has a “going concern” or like qualification or exception.

Under the Waiver, the Company and the other loan parties agreed, among other covenants, to continue engaging CR3 Partners as the loan parties’ financial advisor and to provide M&T Bank on an ongoing basis with certain information and documents regarding the loan parties’ efforts to raise new capital through one or more asset sales and/or debt or equity capital raises.

Finally, the Waiver provides that, effective from and after the date thereof, the aggregate floor plan loan commitments of all Lenders and the floor plan line is reduced to $265.0 million, as such amounts may be decreased from time to time in accordance with the provisions of the M&T Credit Agreement, and the loan parties agreed to negotiate mutually agreeable further reductions to the floor plan loan commitments and floor plan line of credit dollar cap in connection with future potential specified transactions, if any.

Under the terms of the Third Amendment, if the Company fails to consummate all of the Camping World Sales on or before March 31, 2025, or if it terminates the Asset Purchase Agreement before consummation of those sales, it will constitute an event of default under the M&T Credit Agreement.

As of December 31, 2024, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of December 31, 2024, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%. As of December 31, 2024, the Revolving Credit Facility was also subject to a quarterly unused commitment fee at 0.15% of the average daily unused portion of the Revolving Credit Facility.

As of December 31, 2024, there was $298.3 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $30.3 million outstanding on the Revolving Credit Facility at an interest rate of 8.08%

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets other than real estate, and obligations that remain outstanding under the Revolving Credit Facility are secured by second-lien mortgages on a substantial portion of our real estate.

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

The M&T Floor Plan Credit Facility consisted of the following:

	December 31,
(In thousands)	2024	2023
Floor plan notes payable, gross	$306,537	$447,647
Debt discount	(501)	(864)
Floor plan notes payable, net of debt discount	$306,036	$446,783

Other Long-Term Debt

Other outstanding long-term debt consisted of the following:

	December 31, 2024			December 31, 2023
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$70,994	$(6,192)	$64,802	$64,870	$(2,300)	$62,570
Less: current portion	1,168	—	1,168	1,141	—	1,141
Total	$69,826	$(6,192)	$63,634	$63,729	$(2,300)	$61,429

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. As of December 31, 2024, the aggregate principal balance of those mortgages is $28.6 million. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million.
Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC as lender, under which Coliseum Holdings I, LLC provided us with a term loan in the initial principal amount of $35 million (the “Loan”). Coliseum Holdings I, LLC is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 72% of our common stock (including warrants on an as-exercised basis) as of December 31, 2024, and Coliseum Holdings I, LLC is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in Related party debt, non-current portion, net of debt discount in our consolidated balance sheets. The accrued interest is included in Other long-term debt in our consolidated balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to Coliseum Holdings I, LLC our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at a price of $5.25 per share, subject to certain adjustments. The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

As of December 31, 2024, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $42.9 million. In February 2025, we sold our Surprise, Arizona dealership and related real property under one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $18.0 million. In March 2025, we sold our Elkhart, Indiana dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $12.8 million.

Under the terms of the Loan, for any repayments and prepayments that occurred prior to January 1, 2025, we owed a prepayment penalty of 1.0% on the outstanding principal balance being repaid and a yield maintenance premium approximately equal to the remaining interest owed on such balance repaid from date of repayment through January 1, 2025. For repayments and prepayments that occur after January 1, 2025 through maturity, we will owe a prepayment penalty of 2.0% on the outstanding principal balance being repaid.

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

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
2025	$11,168
2026	53,040
2027	11,230
2028	950
2029	1,018
Thereafter	23,932
Total	$101,338
NOTE 15 – INCOME TAXES

The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Current:
Federal	$—	$539
State	(140)	(21)
	(140)	518

Deferred:
Federal	12,837	(24,307)
State	3,955	(6,673)
	16,792	(30,980)
Income tax expense (benefit)	$16,652	$(30,462)

A reconciliation of income taxes calculated using the statutory federal income tax rate to our income tax expense is as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
($ in thousands)	Amount	%	Amount	%
Income taxes at statutory rate	$(34,295)	21.0%	$(29,553)	21.0%
Non-deductible expense	160	-0.1%	66	0.0%
State income taxes, net of federal tax effect	(5,773)	3.5%	(4,826)	3.4%
Stock-based compensation and officer compensation	217	-0.1%	49	—%
Change in fair value of warrant liabilities	3,581	-2.2%	(180)	0.1%
Impairment of goodwill	—	—%	4,502	-3.2%
Other credits and changes in estimate	50	—%	(520)	0.3%
Valuation allowance	52,712	-32.3%	—	—%
Income tax expense (benefit)	$16,652	-10.2%	$(30,462)	21.6%

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Accounts receivable	$192	$120
Accrued charge-backs	2,192	2,199
Other accrued liabilities	511	372
Goodwill	20,905	22,677
Financing liability	15,077	15,682
Operating lease liability	6,320	6,912
Stock-based compensation	378	468
Net operating losses	21,358	2,432
Interest expense limitation	7,022	2,528
Other, net	68	219
Total gross deferred tax assets	74,023	53,609
Less: valuation allowance	(52,712)	—
Deferred tax liabilities:
Prepaid expenses	(323)	(507)
Inventories	(4,487)	(6,035)
Property and equipment	(6,629)	(13,817)
Right of use asset	(5,942)	(6,626)
Intangible assets	(5,278)	(11,180)
Total gross deferred tax liabilities	(22,659)	(38,165)
Net deferred tax (liability) asset	$(1,348)	$15,444

No significant increases or decreases in the amounts of unrecognized tax benefits are expected in the next 12 months.

We are subject to U.S. federal income tax and income tax in the states of Florida, Arizona, Colorado, Minnesota, Tennessee, Texas, Indiana, Oregon, Wisconsin, Oklahoma and Iowa. We are no longer subject to the examination by Federal and state taxing authorities for years prior to 2021. We recognize interest and penalties related to income tax matters in income tax expense. Interest and penalties were insignificant in the years ended December 31, 2024 and 2023.

Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. Based on the weight of all evidence, management has determined that it is more likely than not that the net deferred tax assets will not be realized. A valuation allowance of $52.7 million has been established as of December 31, 2024 to offset the deferred tax assets as realization of such assets is uncertain.

At December 31, 2024, the Company had federal and state tax net operating loss carryforwards of approximately $84.5 million and $81.0 million, respectively. The federal net operating losses carryforward indefinitely, and the state net operating losses begin to expire in 2038.

Future utilization of the Company’s net operating loss and tax credit carryforwards to offset future taxable income may be subject to an annual limitation, pursuant to Internal Revenue Code (IRC) Sections 382 and 383, as a result of ownership changes that may have occurred or that could occur in the future. An ownership change occurs when a cumulative change in ownership of more than 50% occurs within a three year period. The Company has not completed an IRC Section 382/383 analysis regarding the limitation of net operating loss carryforwards.

NOTE 16 – EMPLOYEE BENEFIT PLANS

We have a 401(k) plan with profit sharing provisions (the “Plan”) that covers substantially all employees. The Plan allows employee contributions to be made on a salary reduction basis under Section 401(k) of the Internal Revenue Code. Under the 401(k) provisions, we make discretionary matching contributions to employees’ 401(k). We made contributions to the Plan of $0.7 million and $1.2 million for the years ended December 31, 2024 and 2023, respectively.
NOTE 17 – COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 12 - Financing Liability and Note 13 - Leases for information regarding leases.

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
NOTE 18 – PREFERRED STOCK

In March 2018, we consummated a private placement with institutional investors for the sale of convertible preferred stock, common stock, and warrants for an aggregate purchase price of $94.8 million. At the closing, we issued an aggregate of 600,000 shares of Series A preferred stock for gross proceeds of $60.0 million. The Series A preferred stock ranked senior to all of our other outstanding stock and was entitled to vote on an as-converted basis together with the holders of our common stock at any annual or special meeting of stockholders. Each share of Series A preferred stock was convertible at the holder’s election at any time, at an initial conversion price of $10.0625 per share, subject to adjustment.

Dividends on the Series A preferred stock accrued at an initial rate of 8% per annum (the “Dividend Rate”), compounded quarterly, on each $100 of Series A preferred stock (the “Issue Price”) and were payable quarterly in arrears. If there were accrued and unpaid dividends, future dividends accrued at the then applicable Dividend Rate plus 2% until all accrued dividends were paid in full in cash.

On November 15, 2024, we entered into Preferred Stock Exchange Agreements (the “Exchange Agreements”) with the holders (the “Preferred Holders”) of our Series A preferred stock. Pursuant to the Exchange Agreements, the Preferred Holders agreed to exchange all 600,000 shares of outstanding Series A preferred stock and undeclared and unpaid dividends totaling $8.5 million for 66,488,948 shares of our common stock in consideration for the termination of the rights associated with the Series A preferred stock and the resulting loss of the liquidation preference of $68.5 million.

On November 15, 2024, 150,000 shares of Series A preferred stock were exchanged into 16,622,238 shares of our common stock. On December 27, 2024, following the amendment to our Certificate of Incorporation to increase the authorized number of shares of our common stock available for issuance, the remaining 450,000 shares of Series A preferred stock were exchanged for a total of 49,866,710 shares of our common stock. Following this exchange, no shares of Series A preferred stock remained outstanding.

NOTE 19 – STOCKHOLDERS’ EQUITY

Authorized Capital
On December 26, 2024, we amended our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000, $0.0001 par value, to 500,000,000, $0.0001 par value.

We have 5,000,000 authorized shares of preferred stock, $0.0001 par value. On December 30, 2024, we filed a Certificate of Elimination to remove the Certificate of Designations for Series A Preferred Stock from our Certificate of Incorporation. No shares of preferred stock were outstanding at December 31, 2024. See Note 18 - Preferred Stock.

The holders of our common stock are entitled to one vote per share.

Private Investment in Public Equity “PIPE” Offering
On November 15, 2024, we entered into a Securities Purchase Agreement (the “Alta PIPE Purchase Agreement”) with Alta Fundamental Advisers Master LP (“Alta Fundamental”), Star V Partners LLC (“Star V”) and Blackwell Partners LLC – Series A (“Blackwell” together with Alta Fundamental and Star V, the “Alta PIPE Purchasers”), each an advisory client of Alta Fundamental Advisers, LLC, for the sale and issuance of common stock as follows:

Purchaser	Number of Shares	Price per Share	Proceeds
Alta Fundamental	3,474,757	$1.03	$3,579,000
Star V	2,363,592	1.03	2,434,500
Blackwell	8,724,757	1.03	8,986,500
	14,563,106	$1.03	$15,000,000

We also entered into a Securities Purchase Agreement (the “CCM PIPE Purchase Agreement” and together with the Alta PIPE Purchase Agreement, the “PIPE Purchase Agreements”) with Coliseum Capital Partners, L.P. (“CCP”) and Blackwell (Blackwell together with CCP, the “CCM PIPE Purchasers” and together with the Alta PIPE Purchasers, the “PIPE Investors”), each an advisory client of Coliseum Capital Management, LLC, as follows for the sale and issuance of common stock:

Purchaser	Number of Shares	Price per Share	Proceeds
CCP	10,922,330	$1.03	$11,250,000
Blackwell	3,640,776	1.03	3,750,000
	14,563,106	$1.03	$15,000,000

The proceeds, net of issuance costs, of $28.3 million from the sale of the PIPE Shares was used for working capital and general corporate purposes, including repayment of indebtedness.

Cash Received as Nonrefundable Deposit Pursuant to the Asset Purchase Agreement
Also, under the Asset Purchase Agreement, the CW Investor provided the Company a $10.0 million nonrefundable deposit in exchange for the Company’s agreement to issue 9,708,737 shares of its common stock to the CW Investor upon final closing of the transactions contemplated by the Asset Purchase Agreement. Such number of shares equals $10.0 million divided by $1.03, which was the Minimum Price as defined in Nasdaq Rule 5635(d).

In March 2025, the Asset Buyers informed the Asset Sellers of their election to not consummate the Asset Sales with respect to the remaining two facilities under the Asset Purchase Agreement (Council Bluffs, Iowa; and Portland, Oregon). On March 28, 2025, the Company delivered written notice to the Asset Buyers to (a) exercise its remedy under Section 12.10 of the Asset Purchase Agreement for Asset Buyers’ failure to complete such closings, namely to relieve the Company from any obligation to issue 9,708,737 shares of its common stock to the CW Investor; and (b) terminate the Asset Purchase Agreement effective on March 31, 2025, the outside date under the Asset Purchase Agreement.

Stock Repurchase Program
On September 13, 2021, our Board of Directors authorized the repurchase of up to $25.0 million of our common stock through December 31, 2022, which was subsequently extended to December 31, 2024.

On December 15, 2022, our Board of Directors authorized the repurchase of up to an additional $50.0 million of our common stock through December 31, 2024. All repurchased shares are included in treasury stock in the balance sheets. For the year ended December 31, 2024, we did not repurchase any shares. For the year ended December 31, 2023, we repurchased 9,433 shares, with a weighted average per share purchase price of $11.56, for a total purchase price of $0.1 million.

2019 Employee Stock Purchase Plan
We reserved a total of 900,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of December 31, 2024, 570,999 shares remained available for future issuance.

ESPP activity was as follows:

Year Ended December 31, 2024
Shares purchased pursuant to the ESPP	37,295
Weighted average per share price of shares purchased	$3.03
Weighted average per share discount from market value for shares purchased	$0.45
Stock-based compensation related to ESPP	$64,613

Warrants
In connection with the Advance on our Coliseum Loan as discussed in Note 7 - Debt, we issued warrants to clients of Coliseum Capital Management as follows:

	Shares Underlying Warrants	Weighted Average Exercise Price
Warrants outstanding December 31, 2023	—	$—
Granted	2,000,000	5.25
Converted	8,194,174
Warrants outstanding December 31, 2024	10,194,174	$3.83

On November 15, 2024, pursuant to the terms of the Warrants, because the Company issued and sold shares of common stock pursuant to the PIPE Purchase Agreements at a price less than the prior $5.25 price per share at which shares of common stock may have been purchased upon exercise of the warrants (the “warrant price”), the warrant price was adjusted to $3.83. After this adjustment to the warrant price, the warrants may be exercised to purchase up to an aggregate of 10,194,174 shares of common stock.

Prefunded Warrants
As of December 31, 2024, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity related to these warrants during the year ended December 31, 2024.

Amended and Restated 2018 Long-Term Incentive Plan
Our Amended and Restated 2018 Long-Term Incentive Plan, as amended from time to time (the “2018 Plan”) reserves up to 6,434,566 shares of our common stock outstanding on a fully diluted basis. The 2018 Plan provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of December 31, 2024, there were 1,133,788 shares of our common stock available to be issued under the 2018 Plan.

Stock Options
Stock option activity was as follows:

	Shares Underlying Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	376,940	$11.21	1.91	$—
Granted	1,500,000	2.00
Cancelled or terminated	(144,172)	8.94
Outstanding at December 31, 2024	1,732,768	3.43	9.25	—
Outstanding and vested at December 31, 2024	203,626	12.64	5.98	—

Performance-Based Stock Options
In September 2024, as an inducement grant in connection with hiring our Interim Chief Executive Officer, Ronald Fleming, we granted Mr. Fleming a performance-based stock option for 1,500,000 shares of our common stock, with a strike price equal to $2.00 per share. The stock option will be subject to double trigger vesting as follows: (a) 12 month period of his continuous employment with the Company from September 14, 2024 through September 14, 2025 and (b) then, thereafter, during his further continuous employment with the Company: (x) 50% of the options will vest when the closing price of the common stock reaches or exceeds $4.00 per share for 20 consecutive trading days and (y) 50% of the options will vest when the closing price of the common stock reaches or exceeds $6.00 for 20 consecutive trading days. The stock option will be exercisable by the executive only while employed by the Company and only to the extent vested. The stock option was an inducement grant under NASDAQ Listing Rule 5635(c)(4), and was issued outside of the 2018 Plan. The fair value and derived service periods of the stock option were determined based on a Monte Carlo valuation model, which includes estimates of the Company’s stock price volatility. Expense for these grants is being recognized on a straight-line basis over each tranche’s derived service period.

Restricted Stock Units
Restricted stock unit (“RSU”) activity was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2023	238,275	$13.35
Granted	316,256	3.33
Vested	(115,324)	11.85
Forfeited	(214,445)	9.41
Outstanding at December 31, 2024	224,762	$3.78

Stock-Based Compensation
Stock-based compensation was as follows:

	Year Ended December 31,
(In thousands)	2024	2023
ESPP	$65	$180
2018 Plan	1,686	2,069
	$1,751	$2,249

The fair value of options was based on the following assumptions:

	Year Ended December 31, 2024
	ESPP	2018 Plan
Risk free interest rate	5.33%-5.43%	4%
Expected term (years)	0.42-0.58	6
Expected volatility	52%-93%	70%
Expected dividends	0.00%	0.00%

The expected life was determined using the simplified method as the awards were determined to be plain-vanilla options. Expected volatility was based on the historical volatility of our stock price over a period equal to the expected lives of the awards.

As of December 31, 2024, total unrecognized stock-based compensation was $1.8 million which is expected to be recognized over a weighted average service period of 3.33 years.

Certain other information regarding stock-based compensation was as follows:

	Year Ended December 31,
	2024	2023
Per share weighted average grant date fair value of awards issued	$3.33	$12.14
Intrinsic value of stock options exercised (in thousands)	—	617.9
Current tax benefit related to stock-based awards (in thousands)	4.5	3.3

NOTE 20 – FAIR VALUE MEASUREMENTS

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

There were no changes to our valuation techniques during the year ended December 31, 2024.

See Note 2 - Basis of Presentation and Critical Accounting Policies and Note 14 - Debt for additional information.

Impairment Considerations
Approaches used by management to measure the fair value of goodwill, indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets for impairment evaluations are considered Level 3 fair value measurements. See Note 8 - Goodwill and Intangible Assets for discussion of goodwill impairment charges in the year ended December 31, 2023 and definite-lived intangible assets impairment charges in the year ended December 31, 2024. In determining impairment charges for assets held for sale, the fair value used by management was based on the estimated sales proceeds less cost to sell, which is considered a Level 2 fair value measurement. See Note 9 - Assets Held for Sale for discussion of assets held for sale impairment charges in the year ended December 31, 2024.

Warrants
Our warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our statements of operations and comprehensive loss.

Level 3 Disclosures
Changes in the level 3 warrant liability were as follows:

(In thousands)
Balance at December 31, 2023	$—
Initial measurement	4,907
Measurement adjustment	17,053
Balance at December 31, 2024	$21,960
NOTE 21 – RELATED PARTY TRANSACTIONS

We have a term loan outstanding with Coliseum, a related party, with a maturity date of December 29, 2026. As of December 31, 2024, the outstanding principal balance of the loan, including all interest paid-in-kind through such date, was $42.9 million. See Note 14 - Debt to our consolidated financial statements for additional information.
NOTE 22 – SUBSEQUENT EVENTS

Purchase Agreements with Camping World

During February 2025 and March 2025, the Company completed the sales of the following facilities and any associated owned real estate as part of the Camping World Sale: Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington. The gain or loss on the sale of these dealerships during the first quarter of 2025 is not expected to be significant.

In March 2025, the Asset Buyers informed the Asset Sellers of their election to not consummate the asset sales with respect to the remaining two facilities under the Asset Purchase Agreement (Council Bluffs, Iowa; and Portland, Oregon). On March 28, 2025, the Company delivered written notice to the Asset Buyers to (a) exercise its remedy under Section 12.10 of the Asset Purchase Agreement for Asset Buyers’ failure to complete such closings, namely to relieve the Company from any obligation to issue 9,708,737 shares of its common stock to the CW Investor; and (b) terminate the Asset Purchase Agreement effective on March 31, 2025, the outside date under the Asset Purchase Agreement.

Nasdaq Deficiency

On January 23, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for the previous 30 consecutive business days, the closing bid price for the Company’s common stock had been below the minimum $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until July 22, 2025 (the “Compliance Date”), to regain compliance with the Bid Price Requirement. If, at any time before the Compliance Date, the bid price for the Company’s common stock closes at $1.00 or more for a minimum of 10 consecutive business days, we expect Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement (unless Nasdaq exercises its discretion to extend such 10 business day period under Nasdaq Listing Rule 5810(c)(3)(H)).

If the Company does not regain compliance by the Compliance Date, the Company may be eligible for an additional 180-calendar day period to regain compliance. To qualify, the Company will be required to meet the continued listing requirement for market value of publicly held shares and all other applicable standards for initial listing on the Nasdaq Capital Market, except the Minimum Bid Price Requirement. In addition, the Company would be required to provide written notice of its intention to cure the minimum bid price deficiency during this second 180-day compliance period by effecting a reverse stock split, if necessary. If the Company is not granted an additional 180-day compliance period, then Nasdaq would provide written notification that the Company’s securities will be subject to delisting. At that time, the Company would be able to appeal the determination to delist its securities to a Nasdaq hearings panel.

The Company intends to continue actively monitoring the bid price for its common stock between now and the expiration of the 180-day compliance period and will consider all available options to resolve the deficiency and regain compliance with the Bid Price Requirement. There can be no assurance that the Company will regain compliance with the Bid Price Requirement during the 180-day compliance period, secure a second 180-day period to regain compliance, if necessary, or otherwise maintain compliance with the Bid Price Requirement or the other listing requirements.

Rights Offering

On December 2, 2024, the Company filed a registration statement on Form S-1 with the SEC for a rights offering in which holders (excluding clients of Alta Fundamental Advisers LLC and Coliseum Capital Management, LLC, who waived their and their respective affiliates’ rights to receive the Rights to the extent any of them were holders as of the record date of the Rights Offering) (such non-excluded holders, collectively, the “Holders”) of the Company’s outstanding shares of common stock and outstanding warrants received non-transferable rights (the “Rights”) to purchase up to 24,271,844 shares of our common stock at a cash subscription price of $1.03 per share (the “Rights Offering”).

The Rights Offering allowed all Holders the opportunity, but not the obligation, to invest in our common stock at the same price of $1.03 per share as the investors in the PIPE. Pursuant to the terms of the Rights Offering, 34,334 shares of our common stock were purchased pursuant to the exercise of basic subscription rights, and 1,548 additional shares of our common were purchased pursuant to the over-subscription privilege. At the closing of the Rights Offering on February 12, 2025, the Company issued 35,882 shares of our common stock at the subscription price of $1.03 per whole share.

Grant of Second-Lien Mortgages Securing Remaining M&T Revolving Credit Facility Obligations

On February 13, 2025, we granted M&T Bank second-lien mortgages on all of our real property that is currently mortgaged to Coliseum Holdings I, LLC, except for real property to be sold in the Camping World Sales and certain real property located in Waller, Texas that we are attempting to sell. The mortgages secure our remaining obligations under the revolving credit facility under our M&T Credit Agreement. As of November 15, 2024, and in connection with the third amendment to the M&T Credit Agreement that we entered into on that date, we agreed to permanently eliminate our ability to borrow new loans or swingline loans or request issuance of letters of credit under the revolving credit facility.

Credit Agreement Waiver

On March 27, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “Waiver”) with Manufacturers and Traders Trust Company, as Administrative Agent, and certain lenders under the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, restated or otherwise modified prior to the Waiver, the “Credit Agreement”) under which such parties agreed (i) to waive the requirement under the Credit Agreement that the asset sales to Camping World with respect to the facilities located in Council Bluffs, Iowa and Portland, Oregon be consummated; (ii) to extend the deadline that the loan parties have to pay certain construction payables from March 31, 2025 to September 30, 2025; and (iii) that the loan parties will be permitted to deliver, together with their financial statements with respect to their fiscal year ended December 31, 2024, an audit opinion that has a “going concern” or like qualification or exception. Additionally, among other items, the Waiver provides that, effective from and after the date thereof, the aggregate floor plan loan commitments of all lenders under the Credit Agreement is reduced to $265.0 million, as such amounts may be decreased from time to time in accordance with the provisions of the Credit Agreement, and the loan parties agreed to negotiate mutually agreeable further reductions to the floorplan loan commitments in connection with future potential specified transactions, if any.

Letter of Intent with General RV Center

In March 2025, the Company signed a letter of intent with General RV Center to divest three store locations from the Company’s footprint: Ft. Pierce, Florida; Longmont, Colorado; and Mesa, Arizona. The letter of intent is generally nonbinding, with the exception of a 75-day exclusivity provision relating to the three stores.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Our disclosure controls are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer recognize that these controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of these controls will be met.

Based this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the disclosure controls and procedures were not effective as of December 31, 2024 due to material weaknesses in internal control over financial reporting as described below.

Notwithstanding the identified material weaknesses, management, including our principal executive officer and principal financial officer have determined, based on the procedures we have performed, that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial condition, results of operations and cash flows at December 31, 2024 and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

As of December 31, 2024, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established by the Committee of Sponsoring Organization of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on this evaluation, due to the material weaknesses described below, we concluded that the system of internal control over financial reporting was not effective.

The material weaknesses in our internal control over financial reporting which existed as of December 31, 2024 related to the ineffective design and implementation of information technology general controls (“ITGCs”) in the areas of user access, program change management and security administration that are relevant to the preparation of our financial statements, and the turnover of certain accounting positions. The Company was unable to attract, develop and retain sufficient resources to fulfill internal control responsibilities which impacted the operating effectiveness of controls. Notwithstanding the material weaknesses, we have concluded that the financial statements and other financial information included in this Annual Report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

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

As disclosed in Part II, Item 9A on Form 10-K for the year ended December 31, 2023, management identified an additional material weakness in our internal control over financial reporting that existed due to a) the resource turnover resulting in insufficient resources to perform financial reviews which contributed to the revisions of certain quarterly financial information disclosed in Note 3 – Revision of Certain Quarterly Financial information, and b) a lack of sufficient documentation to support the effective performance of our internal control over financial reporting.

We have devoted and will continue to devote significant time and resources to execute our plan to remediate the aforementioned material weaknesses and enable us to conclude full remediation once these steps have been completed and operating effectively. The following components of the remediation plan, among others have been implemented:

•Hired a new Chief Financial Officer and Chief Technology Officer with requisite accounting and internal controls knowledge and experience to complement the executive leadership team;
•Engaged third-party assistance to assess our methodologies, policies, and procedures to ensure adequate design and effectiveness of processes supporting internal control over financial reporting;
•Assessed the specific training needs or resource gaps and have begun steps to hire key personnel, including key personnel hired in 2025;
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

With the actions already taken and our planned remediation steps in fiscal year 2025, when fully implemented and operated consistently, we believe we will remediate the material weaknesses. The material weaknesses will not be considered remediated until the remediation actions, including those above and any other determined appropriate have been completed and have operated effectively for a sufficient period of time. We are committed to validating that changes made are operating as intended within our remediation plan.

Changes in Internal Control Over Financial Reporting

We are in the process of implementing certain changes in our internal controls to remediate the material weaknesses described above. Other than those described above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the fourth quarter of 2024, none of our officers or directors adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
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

We have an Insider Trading Policy governing the purchase, sale and other dispositions of Lazydays’s securities that applies to all personnel of Lazydays and its subsidiaries, including directors, officers, employees and other covered persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

The other information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the year covered by this report.
Item 11. Executive Compensation
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.
Item 14. Principal Accounting Fees and Services
The information required by this item will be contained in, and is incorporated by reference from, the proxy statement for our 2025 annual meeting of stockholders, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the fiscal year covered by this report.

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

2.2
Asset Purchase Agreement, dated as of November 15, 2024, by and among Foley RV Centers, LLC, Camping World RV Sales, LLC, Olinger RV Centers, LLC, Arizona RV Centers and Shipp’s RV Centers, LLC as Buyers, Lazydays RV of Surprise, LLC, Lazydays RV of Wisconsin, LLC, LDRV of Nashville, LLC, Lazydays RV of Elkhart, LLC, Lazydays RV of Iowa, LLC and Lazydays RV of Oregon, LLC as Sellers, Lazydays Holdings, Inc. as Seller Guarantor, Camping World Holdings, Inc., as Buyer Guarantor, and CWGS Ventures, LLC (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

2.3
Real Estate Purchase Agreement, dated as of November 15, 2024, by and among LD Real Estate, LLC, Lazydays Land of Phoenix, LLC and FRHP Lincolnshire, LLC (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

3.1	Restated Certificate of Incorporation of Lazydays Holdings, Inc.*
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

4.2	Common Stock Purchase Warrant (Coliseum Capital Partners, L.P.) (filed as Exhibit 10.5 to Form 10-Q filed May 15, 2024 and incorporated herein by reference).
4.3	Common Stock Purchase Warrant (Blackwell Partners, LLC - Series A) (filed as Exhibit 10.4 to Form 10-Q filed May 15, 2024 and incorporated herein by reference).
4.4	Description of Registrant’s Securities.*
10.1
Second Amended and Restated Credit Agreement dated February 21, 2023 with Manufacturers and Traders Trust Company (“M&T”), as Administrative Agent, Swingline Lender, Issuing Bank and a Lender, and other financial institutions as Lender parties (filed as Exhibit 10.1 to the form 10-Q filed on April 28, 2023 and incorporated herein by reference).

10.2
First Amendment to Second Amended and Restated Credit Agreement and Consent, dated March 8, 2024, between LDRV Holdings Corp., each of the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.16 to Form 10-K filed on March 12, 2024 and incorporated herein by reference).

10.3
Second Amendment, dated May 14, 2024 to Second Amended and Restated Credit Agreement and Consent between LDRV Holdings Corp. and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to Form 10-Q filed on May 15, 2024 and incorporated herein by reference).

Exhibit Number	Description
10.4
Limited Waiver and Third Amendment to Second Amended and Restated Credit Agreement and Consent, dated November 15, 2024, by and among LDRV Holdings Corp., the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.5 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

10.5
Limited Waiver and Consent with Respect to Credit Agreement, dated March 27, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2025 and incorporated herein by reference).

10.6
Loan Agreement, dated December 29, 2023, between LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC, Lazydays Land of Phoenix, LLC and Lazydays Land of Chicagoland, LLC, as Borrower and Coliseum Holdings I, LLC, as Lender (filed as Exhibit 10.1 to Form 8-K filed on January 2, 2024 and incorporated herein by reference).

10.7
First Amendment to Loan Agreement, dated May 15, 2024, between LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC and Lazydays Land of Phoenix, LLC as Borrower, LDRV Holdings Corp., Lazy Days’ R.V. Center, Inc. and Lazydays Holdings, Inc. as Guarantor, and Coliseum Holdings I, LLC as Lender (filed as Exhibit 10.2 to Form 10-Q filed on May 15, 2024 and incorporated herein by reference).

10.8
Waiver of Defaults and Consent, dated November 15, 2024, by and among Coliseum Holdings I, LLC, LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, Lone Star Acquisition LLC and Lazydays Land of Phoenix, LLC (filed as Exhibit 10.9 to the Form 10-Q filed on November 18, 2024 and incorporated herein by reference).

10.9
Securities Purchase Agreement, dated as of November 15, 2024 by and among Lazydays Holdings, Inc., Coliseum Capital partners, L.P. and Blackwell Partners LLC - Series A (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

10.10
Securities Purchase Agreement, dated November 15, 2024, by and among Lazydays Holdings, Inc., Alta Fundamental Advisers Master L.P., Star V Partners LLC, and Blackwell Partners LLC - Series A (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

10.11
Form of Preferred Stock Exchange Agreement, dated as of November 15, 2024, between Lazydays Holdings, Inc. and the holders of Series A Convertible Preferred Stock (filed as Exhibit 10.4 for the Current Report on Form 8-K filed on November 18,2024 and incorporated herein by reference).

10.12
Form of Registration Rights Agreement between Lazydays Holdings, Inc. and the PIPE investors (filed as Exhibit 10.14 to the Registration Statement on Form S-1 (SEC File No. 333-224063) filed on March 30, 2018 and incorporated herein by reference).

10.13
Registration Rights Agreement, dated May 15, 2024, between Lazydays Holdings, Inc. and the investors named therein (filed as Exhibit 10.3 to Form 10-Q filed on May 15, 2024 and incorporated herein by reference).

10.14
Registration Rights Agreement, dated as of November 15, 2024, by and among Lazydays Holdings, Inc., Alta Fundamental Advisers Master L.P., Star V partners LLC and Blackwell partners LLC - Series A (filed as Exhibit 10.3 to the Current Report on Form 8-K filed on November 18, 2024 and incorporated herein by reference).

10.15
Lease Agreement by and between Cars MTI-4 L.P., as Landlord, and LDRV Holdings Corp., as Tenant (filed as Exhibit 10.14 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.16
Lease Agreement between Chambers 3640, LLC, as Landlord, and Lazydays Mile HI RV, LLC, as Tenant (filed as Exhibit 10.15 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.17
Lease Agreement between 6701 Marketplace Drive, LLC, as Landlord, and Lazydays RV America, LLC, as Tenant (filed as Exhibit 10.16 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.18
Lease Agreement between DS Real Estate, LLC, as Landlord, and Lazydays RV Discount, LLC, as Tenant (filed as Exhibit 10.17 to the Registration Statement on Form S-4 (SEC File No. 333-221723) and incorporated herein by reference).

10.19	Lazydays Holdings, Inc. 2019 Employee Stock Purchase Plan (filed as Exhibit 10.1 to the Form 8-K filed on May 23, 2019 and incorporated herein by reference).+
10.20	Lazydays Holdings, Inc. Amended and Restated 2018 Long Term Incentive Plan (filed as Exhibit 10.21 to Form 10-K filed March 1, 2023 and incorporated herein by reference).+

Exhibit Number	Description
10.21
Employment Separation Agreement, dated September 13, 2024, between the Company and John North (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2024 and incorporated herein by reference)+.

10.22
Employment Agreement, dated September 14, 2024, between the Company and Ronald Fleming (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on September 16, 2024 and incorporated herein by reference).+

10.23
Transitional Work and Employment Separation Agreement, dated September 19, 2024, between the Company and Kelly Porter (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on September 19, 2024 and incorporated herein by reference).+

10.24
Employment Agreement, dated December 11, 2024, by and between the Company and Jeff Needles (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2025 and incorporated herein by reference).+

19.1	Insider Trading Policy.*
21.1	Subsidiaries of the Company.*
23.1	Consent of RSM US LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
97.1	Lazydays Holdings, Inc. Clawback Policy (filed as Exhibit 97.0 to the Form 10-K filed on March 12, 2024 and incorporated herein by reference).
101
The following financial statements from the Company’s Annual Report on Form 10-K for the period ended December 31, 2024, formatted in inline XBRL, include: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) the Notes to the Consolidated Financial Statements.

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

LAZYDAYS HOLDINGS, INC.

/s/ Ronald K. Fleming
Ronald K. Fleming Interim Chief Executive Officer
Date: March 31, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ronald K. Fleming	Interim Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2025
Ronald K. Fleming

/s/ Jeff Needles	Chief Financial Officer	March 31, 2025
Jeff Needles	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert DeVincenzi	Director and Chairman of the Board	March 31, 2025
Robert DeVincenzi

/s/ Jordan Gnat	Director	March 31, 2025
Jordan Gnat

/s/ Susan Scarola	Director	March 31, 2025
Susan Scarola

/s/ James J. Fredlake	Director	March 31, 2025
James J. Fredlake

/s/ Suzanne Tager	Director	March 31, 2025
Suzanne Tager

/s/ Jerry Comstock	Director	March 31, 2025
Jerry Comstock