Form 10-K/A
period 2024-12-31
Lazydays Holdings, Inc.
filed 2025-04-30
CIK 1721741

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

Lazydays Holdings, Inc. (“Lazydays,” “we,” “us,” “our,” or the “Company”) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2024 (this “Amendment”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), (i) to reflect the restatement of the Company’s audited consolidated financial statements as of and for the year ended December 31, 2024 contained in the Original Filing (the “Restatement”) and (ii) for the purposes of amending and supplementing the information required by Items 10 through 14 of Part III of Form 10-K. This Amendment also adjusts the report by RSM US LLP, the Company’s independent registered public accounting firm (“RSM”), that had appeared on page F-1 of the Original Filing.

In addition, the Company is including in this Amendment currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2. The exhibits listed in Part IV, Item 15 “Exhibits and Financial Statement Schedules” are being amended herewith in accordance with Rule 12b-15 of the Exchange Act.

The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Corporation’s fiscal year-end. The information required by Items 10 through 14 of Part III of Form 10-K is no longer being incorporated by reference to the proxy statement relating to the Company’s 2025 Annual Meeting of Stockholders. The reference on the cover of the Original Filing to the incorporation by reference to portions of the Corporation definitive proxy statement into Part III of the Original Filing is hereby deleted.

Restatement Background

As disclosed in the Company’s Current Report on Form 8-K which was filed with the SEC on April 30, 2025, the Company is restating its previously issued audited consolidated financial statements as of and for the year ended December 31, 2024 (the “Prior Financial Statements”). On April 29, 2025, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, after discussion with management and RSM, concluded that the Prior Financial Statements should no longer be relied upon because of an error related to the fair value of warrant liabilities and that the Company needed to restate the Prior Financial Statements and on April 30, 2025, with the Audit Committee’s recommendation, the Board of the Directors approved the restatement of the Prior Financial Statements as filed with this Amendment. Our warrant liabilities are recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our consolidated statements of operations and comprehensive loss. Management identified an error in the calculation of the Company’s fourth quarter 2024 fair value of warrant liabilities, which error resulted in an overstatement of the Company’s previously reported warrant liabilities and loss on change in fair value of warrant liabilities of $16.3 million. For additional information regarding the corrections to the financial statements, refer to Note 2 - Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein.

Internal Control Considerations

In connection with the restatement of the Prior Financial Statements, the Company concluded its disclosure controls and procedures as of December 31, 2024 remained ineffective due to the unremediated material weaknesses previously disclosed in Part II, Item 9A “Controls and Procedures” of the Original Filing. Please refer to Part II, Item 9A of this Amendment for additional information.

Items Amended in this Filing

We are filing this Amended Report in order to amend the following items of the Original Filing to the extent necessary to reflect the adjustments discussed above and make corresponding revisions to the financial data appearing elsewhere in the Original Filing:
•Part 1 - Item 1A. Risk Factors
•Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
•Part II, Item 8. Financial Statements and Supplementary Data
•Part II, Item 9A. Controls and Procedures
•Part III, Item 10. Directors, Executive Officers and Corporate Governance
•Part III, Item 11. Executive Compensation
i

•Part III, Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
•Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence
•Part III, Item 14. Principal Accounting Fees and Services
•Part IV, Item 15. Exhibits and Financial Statement Schedules
Except as indicated above, no other information in the Original Filing is amended hereby. In order to preserve the nature and character of the disclosures set forth in the Original Filing, except as expressly noted above, this Amended Report speaks as of the date of the filing of the Original Filing, and we have not updated the disclosures in this Amended Report to speak as of a later date. All information contained in this Amended Report is subject to updating and supplementing as provided in filings with the SEC subsequent to the filing date of the Original Filing. Accordingly, this Amended Report should be read in conjunction with our filings made with the SEC subsequent to the filing date of the Original Filing.

ii

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
The Company incurred a net loss of $163.7 million during the year ended December 31, 2024 and had an accumulated deficit of $114.7 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third Amendment”) relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders party thereto (the “Lenders”). Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

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
Our business is affected by the availability and cost of financing to us and our customers. Many RV dealers, including us, finance their purchases of inventory. As of December 31, 2024, we had $325.0 million in maximum borrowing capacity under the floor plan credit facility made available to us under the M&T Credit Agreement. On March 27, 2025, the Company entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “Waiver”) relating to the M&T Credit Agreement. Under the Waiver, effective from and after the date thereof, the aggregate floor plan loan commitments of all Lenders and the floor plan line reduced to $265.0 million. Refer to Note 15 - Debt for further information. As of December 31, 2024, substantially all of the invoice cost of our new RV inventory was financed under this floor plan credit facility. A decrease in or elimination of the availability of this type of wholesale financing or an increase in the cost of such wholesale financing could prevent us from carrying adequate levels of inventory, which may limit product offerings and could lead to reduced sales and revenues.

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

Refer to Note 9 - Goodwill and Intangible Assets, Note 10 - Assets Held for Sale and Note 11 - Asset Impairment for additional information.

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

PART II
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information has been adjusted only to reflect the fiscal year 2024 restatement of our audited consolidated financial statements as described in the “Explanatory Note” at the beginning of this Amendment and in Note 2 - Restatement of Previously Issued Financial Statements to the consolidated financial statements of the Company included herein. Other than such restatements, the following information is presented as of the filing date of the Original Filing, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the restatement of the Prior Financial Statements included in this Amendment.

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

Our stores focused on positioning themselves for 2025 model year inventory by discounting 2024 and 2023 model year units. We ended the fourth quarter of 2024 with approximately 56% of our units being 2025 model year, 39% being 2024 model year and only 5% being 2023 model year.

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

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement, met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheets. As discussed in Note 10 - Assets Held for Sale, we recorded a loss on assets held for sale in 2024 of $21.4 million. Additionally, as discussed in Note 9 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

As discussed in Note 9 - Goodwill and Intangible Assets, we recognized a goodwill impairment charge of $118.0 million in 2023. Additionally, in the first quarter of 2023, we recorded an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

Floor Plan Interest Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Floor plan interest expense	$25,036	$24,820	$216	0.9%

The increase in floor plan interest expense in 2024 compared to 2023 was due to increases in the average floor plan borrowing rate.

Other Interest Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Other interest expense	$21,878	$10,062	$11,816	117.4%

The increase in other interest expense in 2024 compared to 2023 was primarily due to higher average balances and interest rates on outstanding debt.

Change in Fair Value of Warrant Liabilities

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Change in fair value of warrant liabilities	$802	$(856)	$1,658	(193.7)%

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

Income Tax Expense

	Year Ended December 31,		Variance
($ in thousands)	2024	2023	$	%
Income tax (expense) benefit	$(16,652)	$30,462	$(47,114)	(154.7)%
Effective tax rate	(11.3)%	21.6%

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Year Ended December 31,
(In thousands)	2024	2023
Net loss	$(163,712)	$(110,266)
Interest expense, net	46,914	34,882
Depreciation and amortization	20,625	18,512
Income tax expense (benefit)	16,652	(30,462)
EBITDA	(79,521)	(87,334)
Floor plan interest expense	(25,036)	(24,820)
LIFO adjustment	3,856	3,752
Loss on sale of property and equipment	394	28
Impairment charges	39,093	118,599
Loss (gain) on change in fair value of warrant liabilities	802	(856)
Stock-based compensation expense	1,751	2,249
Adjusted EBITDA	$(58,661)	$11,618

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

Going Concern
Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $163.7 million during the year ended December 31, 2024 and had an accumulated deficit of $114.7 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital.

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

Critical Accounting Policies and Estimates

Our significant accounting policies are described in Note 3 - Basis of Presentation and Critical Accounting Policies of the consolidated financial statements included in this Form 10-K). We prepare our consolidated financial statements in accordance with GAAP, and in doing so, we must make estimates, assumptions and judgments affecting the reported amounts of assets, liabilities, revenues and expenses, as well as the related disclosure of contingent assets and liabilities. We base our estimates, assumptions and judgments on historical experience and on various other factors we believe to be reasonable under the circumstances. Different assumptions and judgments would change estimates used in the preparation of the consolidated financial statements, which, in turn, could change the results from those reported. We evaluate our critical accounting estimates, assumptions and judgments on an ongoing basis.

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

When such circumstances occur, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As discussed in Note 10 - Assets Held for Sale, we recorded a loss on assets held for sale of $21.4 million for the year ended December 31, 2024, which is reflected as impairment charges in our statements of operations and comprehensive loss. The fair value of the assets held for sale was determined by their estimated sales proceeds less cost to sell. Additionally, during the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale. These assets, which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed.

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

Item 8. Financial Statements and Supplementary Data

Lazydays Holdings, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Lazydays Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Lazydays Holdings, Inc. and its subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Consolidated Financial Statements
As discussed in Note 2 to the financial statements, the 2024 financial statements have been restated to correct a misstatement.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its current liabilities exceed its current assets. The Company no longer has borrowing capacity on its existing credit agreement and ability to meet future obligations is dependent on generating positive cash flows from operations and securing outside capital. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Impairment Testing of Long-lived Assets to be Held and Used
As discussed in Note 3 to the consolidated financial statements, the Company evaluates the carrying value of long-lived assets to be held and used, at the asset group level, whenever events or changes in circumstances indicate that the asset group’s carrying amount may not be recoverable. When such circumstances occur, the Company measures the carrying amount of the asset group against the estimated undiscounted future cash flows associated with it. Should the sum of the estimated future undiscounted cash flows be less than the carrying amount of the asset group being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset group exceeds its fair value. At December 31, 2024, the Company concluded that certain asset groups to be held and used exhibited indicators of impairment, which required management to test the asset groups for impairment. As discussed in Note 9, during the year ended December 31, 2024, the Company recorded impairment charges of $17.7 million related to certain long-lived assets to be held and used.

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

Test of Indefinite-lived Intangible Assets for Impairment
As described in Notes 3 and 9 to the consolidated financial statements, the Company’s consolidated indefinite-lived trade names and trademarks balance was $30.1 million as of December 31, 2024. Management tests its indefinite lived intangible assets for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that the assets might be impaired. An impairment exists when the indefinite-lived intangible assets’ carrying value exceeds the estimated fair value. The Company performed a quantitative test in the fourth quarter of 2024 to test its trade names and trademarks for impairment using a relief from royalty method, which is based on the projected stream of hypothetical after-tax royalty cost savings discounted at rates of return appropriate for those assets. For the year ended December 31, 2024, there were no impairment charges on the Company’s indefinite-lived intangible assets as a result of the quantitative impairment test performed by management.

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

Tampa, Florida
March 31, 2025, except for Note 2, as to which the date is April 30, 2025

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands except share and per share data)

	December 31,
	2024	2023
	(As Restated)
ASSETS
Current assets:
Cash	$24,702	$58,085
Receivables, net of allowance for doubtful accounts of $763 and $479	22,318	22,694
Inventories, net	211,946	456,087
Income tax receivable	6,116	7,416
Prepaid expenses and other	1,823	2,614
Assets held for sale, current portion	86,869	—
Total current assets	353,774	546,896
Property and equipment, net	174,324	265,726
Operating lease right-of-use assets	13,812	26,377
Intangible assets, net	54,957	80,546
Deferred income tax asset	—	15,444
Other assets	3,216	2,750
Assets held for sale, non-current portion	75,747	—
Total assets	$675,830	$937,739
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,426	$15,144
Accrued expenses and other current liabilities	31,211	29,160
Floor plan notes payable, net of debt discount	306,036	446,783
Financing liability, current portion	2,792	2,473
Revolving line of credit, current portion	10,000	—
Long-term debt, current portion, net of debt discount	1,168	1,141
Operating lease liability, current portion	3,711	5,276
Liabilities related to assets held for sale, current portion	1,530	—
Total current liabilities	378,874	499,977
Long-term liabilities:
Financing liability, non-current portion, net of debt discount	76,007	91,401
Revolving line of credit, non-current portion	20,344	49,500
Long term debt, non-current portion, net of debt discount	27,417	28,075
Related party debt, non-current portion, net of debt discount	36,217	33,354
Operating lease liability, non-current portion	10,592	22,242
Deferred income tax liability	1,348	—
Warrant liabilities	5,709	—
Other long-term liabilities	6,721	—
Liabilities related to assets held for sale, non-current portion	23,001	—
Total liabilities	586,230	724,549
Commitments and contingencies - see Note 18
Series A Convertible Preferred Stock; zero and 600,000 shares issued and outstanding	—	56,193
Stockholders’ Equity
Preferred stock, $0.0001 par value; 5,000,000 shares authorized	—	—
Common stock, $0.0001 par value; 500,000,000 shares authorized; 113,227,173 and 17,477,019 shares issued and 109,814,951 and 14,064,797 shares outstanding	10	—
Additional paid-in capital	261,465	165,988
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained (deficit) earnings	(114,747)	48,137
Total stockholders’ equity	89,600	156,997
Total liabilities and stockholders’ equity	$675,830	$937,739
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands except share and per share data)

	Year Ended December 31,
	2024	2023
	(As Restated)
Revenue
New vehicle retail	$513,014	$631,748
Pre-owned vehicle retail	224,855	323,258
Vehicle wholesale	13,127	8,006
Consignment vehicle	3,293	—
Finance and insurance	63,394	62,139
Service, body and parts and other	53,879	57,596
Total revenue	871,562	1,082,747
Cost applicable to revenue
New vehicle retail	472,315	552,311
Pre-owned vehicle retail	191,070	259,494
Vehicle wholesale	15,803	8,178
Finance and insurance	2,252	2,547
Service, body and parts, other	25,411	27,723
LIFO	3,856	3,752
Total cost applicable to revenue	710,707	854,005
Gross profit	160,855	228,742
Depreciation and amortization	20,625	18,512
Selling, general, and administrative expenses	200,087	198,305
Impairment charges	39,093	118,599
Net loss from operations	(98,950)	(106,674)
Other income (expense):
Floor plan interest expense	(25,036)	(24,820)
Other interest expense	(21,878)	(10,062)
Change in fair value of warrant liabilities	(802)	856
Loss on sale of property and equipment	(394)	(28)
Total other expense, net	(48,110)	(34,054)
Loss before income taxes	(147,060)	(140,728)
Income tax (expense) benefit	(16,652)	30,462
Net loss	$(163,712)	$(110,266)
Dividends on Series A convertible preferred stock	(7,254)	(4,800)
Net loss and comprehensive loss attributable to common stock and participating securities	$(170,966)	$(115,066)

Loss per share:
Basic	$(8.12)	$(8.41)
Diluted	$(8.12)	$(8.45)
Weighted average shares outstanding:
Basic	20,713,356	13,689,001
Diluted	20,713,356	13,689,001
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2022	14,515,253	$—	3,402,789	$(57,019)	$130,828	$163,203	$237,012
Stock-based compensation	—	—	—	—	2,249	—	2,249
Repurchase of treasury stock	—	—	9,433	(109)	—	—	(109)
Conversion of warrants, options and restricted stock units	2,911,803	—	—	—	31,876	—	31,876
Disgorgement of short-swing profits	—	—	—	—	622	—	622
Shares issued pursuant to the Employee Stock Purchase Plan	49,963	—	—	—	413	—	413
Dividends on Series A preferred stock	—	—	—	—	—	(4,800)	(4,800)
Net loss	—	—	—	—	—	(110,266)	(110,266)
Balance as of December 31, 2023	17,477,019	—	3,412,222	(57,128)	165,988	48,137	156,997
Stock-based compensation	—	—	—	—	1,751	—	1,751
Issuance of vested restricted stock units, net of shares withheld for taxes	97,699	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	37,295	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(5,270)	(1,984)	(7,254)
Issuance of common stock	29,126,212	3	—	—	28,256	—	28,259
Cash received as nonrefundable deposit pursuant to the Asset Purchase Agreement	—	—	—	—	10,000	—	10,000
Preferred stock exchange for common stock	66,488,948	7	—	—	60,627	2,812	63,446
Net loss (As Restated)	—	—	—	—	—	(163,712)	(163,712)
Balance as of December 31, 2024 (As Restated)	113,227,173	$10	3,412,222	$(57,128)	$261,465	$(114,747)	$89,600
See the accompanying notes to the consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023
	(As Restated)
Operating Activities
Net loss	$(163,712)	$(110,266)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,751	2,249
Bad debt expense	407	12
Depreciation of property and equipment	12,716	10,954
Amortization of intangible assets	7,909	7,558
Amortization of debt discount	3,808	312
Non-cash operating lease expense	(515)	296
Loss on sale of property and equipment	394	28
Deferred income taxes	16,792	(30,980)
Change in fair value of warrant liabilities	802	(856)
Impairment charges	39,093	118,599
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(31)	2,347
Inventories	157,359	(42,901)
Prepaid expenses and other	703	450
Income tax receivable/payable	1,300	492
Other assets	(476)	(199)
Accounts payable, accrued expenses and other current liabilities	16,054	5,425
Net cash provided by (used in) operating activities	94,354	(36,480)
Investing Activities
Cash paid for acquisitions, net of cash received	—	(97,727)
Net proceeds from sales of property and equipment	10,893	—
Purchases of property and equipment	(19,021)	(95,237)
Net cash used in investing activities	(8,128)	(192,964)
Financing Activities
Net (repayments) borrowings under M&T bank floor plan	(141,110)	98,530
Principal (repayments) borrowings on revolving line of credit	(19,156)	49,500
Principal repayments on long-term debt and finance liabilities	(11,713)	(11,130)
Proceeds from issuance of long-term debt and finance liabilities	16,429	64,005
Loan issuance costs	(2,431)	(3,015)
Payment of dividends on Series A preferred stock	—	(4,800)
Repurchase of Treasury Stock	—	(109)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	113	413
Proceeds from exercise of warrants	—	30,543
Proceeds from exercise of stock options	—	1,283
Disgorgement of short-swing profits	—	622
Net proceeds from the issuance of common stock	28,259	—
Cash received as nonrefundable deposit pursuant to the Asset Purchase Agreement	10,000	—
Net cash (used in) provided by financing activities	(119,609)	225,842
Net decrease in cash	(33,383)	(3,602)
Cash, beginning of period	58,085	61,687
Cash, end of period	$24,702	$58,085

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
NOTE 2 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Management, in concurrence with the Company’s Audit Committee and its Board of Directors, concluded that the Company’s previously issued financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 should no longer be relied upon because of an error related to the fair value of warrant liabilities. Our warrant liabilities are recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our consolidated statements of operations and comprehensive loss. Management identified an error in the calculation of the Company’s fourth quarter 2024 fair value of warrant liabilities, which error resulted in an overstatement of the Company’s previously reported warrant liabilities and loss on change in fair value of warrant liabilities of $16.3 million.

The tables below show the effects of the Restatement on the Company’s consolidated balance sheet, consolidated statement of operations and comprehensive income, consolidated statement of changes in stockholders’ equity, and consolidated statement of cash flows for the year ended December 31, 2024 (in thousands, except for per share data). The Company has also updated all accompanying footnotes and disclosures affected by the Restatement within Note 3 – Basis of Presentation and Critical Accounting Policies, Note 12 – Earnings (Loss) per Share, Note 16 – Income Taxes and Note 21 – Fair Value Measurements.

	As of December 31, 2024
Consolidated Balance Sheet	As Previously Reported	Restatement Adjustments	As Restated
Warrant liabilities	$21,960	$(16,251)	$5,709
Total liabilities	602,481	(16,251)	586,230
Retained (deficit) earnings	(130,998)	16,251	(114,747)
Total stockholders’ equity	73,349	16,251	89,600
Total liabilities and stockholders’ equity	675,830	—	675,830

	Year Ended December 31, 2024
Consolidated Statement of Operations and Comprehensive Loss	As Previously Reported	Restatement Adjustments	As Restated
Change in fair value of warrant liabilities	$(17,053)	$16,251	$(802)
Total other expense, net	(64,361)	16,251	(48,110)
Loss before income taxes	(163,311)	16,251	(147,060)
Net loss	(179,963)	16,251	(163,712)
Net loss and comprehensive loss attributable to common stock and participating securities	(187,217)	16,251	(170,966)
Loss per share:
Basic	$(8.90)	$0.78	$(8.12)
Diluted	$(8.90)	$0.78	$(8.12)

	Year Ended December 31, 2024
	Retained Deficit			Total Stockholders’ Equity
Consolidated Statement of Stockholders’ Equity	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(179,963)	$16,251	$(163,712)	$(179,963)	$16,251	$(163,712)
Balance as of December 31, 2024	(130,998)	16,251	(114,747)	73,349	16,251	89,600

	Year Ended December 31, 2024
Consolidated Statement of Cash Flows	As Previously Reported	Restatement Adjustments	As Restated
Operating Activities:
Net loss	$(179,963)	$16,251	$(163,712)
Change in fair value of warrant liabilities	17,053	(16,251)	802
Net cash provided by (used in) operating activities	94,354	—	94,354
NOTE 3 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES (AS RESTATED)

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

The Company incurred a net loss of $163.7 million during the year ended December 31, 2024 and had an accumulated deficit of $114.7 million. As of December 31, 2024, the Company had cash and cash equivalents of $24.7 million, debt obligations of $95.1 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $306.0 million and operating and finance lease obligations of $93.1 million. On November 15, 2024, we entered into a Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent (the “Third Amendment”) relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, and the lenders party thereto (the “Lenders”). Under the Third Amendment, we eliminated permanently our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility that used to be available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and or secure other sources of outside capital. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

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

When such circumstances occur, we measure the carrying amount of the asset against the estimated undiscounted future cash flows associated with it. Should the sum of the expected future net cash flows be less than the carrying amount of the asset being evaluated, an impairment loss would be recognized for the amount by which the carrying value of the asset exceeds its fair value. The evaluation of asset impairment requires us to make assumptions about future cash flows over the life of the asset being evaluated. These assumptions require significant judgment and actual results may differ from assumed and estimated amounts. As discussed in Note 10 - Assets Held for Sale, we recorded a loss on assets held for sale of $21.4 million for the year ended December 31, 2024, which is reflected as impairment charges in our statements of operations and comprehensive loss. The fair value of the assets held for sale was determined by their estimated sales proceeds less cost to sell. Additionally, during the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale. These assets, which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed.

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

Cumulative Redeemable Convertible Preferred Stock
Our Series A Preferred Stock was cumulative redeemable convertible preferred stock and was classified on our balance sheets as temporary equity net of issuance costs and the relative fair value of related warrants. See Note 19 - Preferred Stock for additional information.

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

See Note 13 - Financing Liability and Note 14 - Leases for additional information.

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

NOTE 4 – REVISION OF CERTAIN QUARTERLY FINANCIAL INFORMATION

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

NOTE 5 – BUSINESS COMBINATIONS
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
NOTE 6 – RECEIVABLES, NET

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
NOTE 7 – INVENTORIES, NET

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

NOTE 8 – PROPERTY AND EQUIPMENT, NET

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
NOTE 9 – GOODWILL AND INTANGIBLE ASSETS

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

During the year ended December 31, 2024, we recorded impairment charges of $17.7 million for the impairment of definite-lived intangible assets associated with the dealerships held for sale, of which, $17.5 million related to manufacturer relationships definite-lived intangible assets. These assets which were not included in the sale of the dealerships, were determined to not be recoverable as the result of minimal cash flows expected to be generated between the held for sale date and the expected closing of the sales. The Company determined that the fair value of these definite-lived intangible assets approximated zero as they could not be transferred to other dealerships or otherwise disposed. See Note 10 - Assets Held for Sale for additional information on the dealerships held for sale.

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
NOTE 10 – ASSETS HELD FOR SALE

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

As of December 31, 2024, all of the Properties were subject to mortgages as security for associated borrowings which require repayment of the full balance upon sale of the property. See Note 15 - Debt for additional information.

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

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement met the criteria to be held for sale. The assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of December 31, 2024. As a result, we evaluated the disposal groups to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $21.4 million, which is reflected as impairment charges in our statements of operations and comprehensive loss. Additionally, as discussed in Note 9 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements, which were not included in the sale of the dealerships, were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

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
NOTE 11 – IMPAIRMENT CHARGES

During the fourth quarter of 2024, the dealerships specified within the Purchase Agreements and Waller Land Sale Agreement, met the held for sale criteria and the assets and liabilities associated with these dealerships were reclassified as assets held for sale and liabilities held for sale in our balance sheets. As discussed in Note 10 - Assets Held for Sale, we recorded a loss on assets held for sale in 2024 of $21.4 million. Additionally, as discussed in Note 9 - Goodwill and Intangible Assets, definite-lived intangible assets associated with the dealerships specified within the Purchase Agreements were also evaluated for impairment. This evaluation resulted in impairment charges of $17.7 million.

As discussed in Note 9 - Goodwill and Intangible Assets, we recognized a goodwill impairment charge of $118.0 million in 2023. Additionally, in the first quarter of 2023, we recorded an impairment charge of $0.6 million related to the write-off of capitalized software that we determined we would not utilize.

NOTE 12 – EARNINGS (LOSS) PER SHARE (AS RESTATED)

The following table summarizes net loss attributable to common stockholders used in the calculation of basic and diluted loss per common share:

	Year Ended December 31,
(In thousands except share and per share amounts)	2024	2023
Basic loss per share:
Net loss attributable to common stock and participating securities	$(170,966)	$(115,066)
Deemed contribution on extinguishment of Series A preferred stock	2,812	—
Net loss attributable to common stock and participating securities used to calculate basic loss per share	(168,154)	(115,066)
Weighted average shares outstanding	20,412,999	13,388,644
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for basic EPS	20,713,356	13,689,001
Basic loss per share	$(8.12)	$(8.41)

Diluted loss per share:
Net loss attributable to common stock and participating securities	$(170,966)	$(115,066)
Deemed contribution on extinguishment of Series A preferred stock	2,812	—
Gain on change in fair value of warrant liabilities, net of tax	—	(670)
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(168,154)	$(115,736)
Weighted average shares outstanding	20,412,999	13,388,644
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for diluted EPS	20,713,356	13,689,001
Diluted loss per share	$(8.12)	$(8.45)

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
NOTE 13 – FINANCING LIABILITY

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
NOTE 14 – OPERATING LEASES

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
NOTE 15 – DEBT

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

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
2025	$11,168
2026	53,040
2027	11,230
2028	950
2029	1,018
Thereafter	23,932
Total	$101,338
NOTE 16 – INCOME TAXES (AS RESTATED)

The components of our income tax expense (benefit) were as follows:

	Year Ended December 31,
(In thousands)	2024	2023
Current:
Federal	$—	$539
State	(140)	(21)
	(140)	518

Deferred:
Federal	12,837	(24,307)
State	3,955	(6,673)
	16,792	(30,980)
Income tax expense (benefit)	$16,652	$(30,462)

A reconciliation of income taxes calculated using the statutory federal income tax rate to our income tax expense is as follows:

	Year ended December 31, 2024		Year ended December 31, 2023
($ in thousands)	Amount	%	Amount	%
Income taxes at statutory rate	$(30,883)	21.0%	$(29,553)	21.0%
Non-deductible expense	160	-0.1%	66	0.0%
State income taxes, net of federal tax effect	(5,773)	3.9%	(4,826)	3.4%
Stock-based compensation and officer compensation	217	-0.1%	49	—%
Change in fair value of warrant liabilities	169	-0.1%	(180)	0.1%
Impairment of goodwill	—	—%	4,502	-3.2%
Other credits and changes in estimate	50	—%	(520)	0.3%
Valuation allowance	52,712	-35.9%	—	—%
Income tax expense (benefit)	$16,652	-11.3%	$(30,462)	21.6%

Deferred tax assets and liabilities were as follows:

	December 31,
(In thousands)	2024	2023
Deferred tax assets:
Accounts receivable	$192	$120
Accrued charge-backs	2,192	2,199
Other accrued liabilities	511	372
Goodwill	20,905	22,677
Financing liability	15,077	15,682
Operating lease liability	6,320	6,912
Stock-based compensation	378	468
Net operating losses	21,358	2,432
Interest expense limitation	7,022	2,528
Other, net	68	219
Total gross deferred tax assets	74,023	53,609
Less: valuation allowance	(52,712)	—
Deferred tax liabilities:
Prepaid expenses	(323)	(507)
Inventories	(4,487)	(6,035)
Property and equipment	(6,629)	(13,817)
Right of use asset	(5,942)	(6,626)
Intangible assets	(5,278)	(11,180)
Total gross deferred tax liabilities	(22,659)	(38,165)
Net deferred tax (liability) asset	$(1,348)	$15,444

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

NOTE 17 – EMPLOYEE BENEFIT PLANS

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
NOTE 18 – COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 13 - Financing Liability and Note 14 - Leases for information regarding leases.

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
NOTE 19 – PREFERRED STOCK

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

NOTE 20 – STOCKHOLDERS’ EQUITY

Authorized Capital
On December 26, 2024, we amended our Certificate of Incorporation to increase the number of shares of common stock authorized for issuance from 100,000,000, $0.0001 par value, to 500,000,000, $0.0001 par value.

We have 5,000,000 authorized shares of preferred stock, $0.0001 par value. On December 30, 2024, we filed a Certificate of Elimination to remove the Certificate of Designations for Series A Preferred Stock from our Certificate of Incorporation. No shares of preferred stock were outstanding at December 31, 2024. See Note 19 - Preferred Stock.

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

Warrants
In connection with the Advance on our Coliseum Loan as discussed in Note 15 - Debt, we issued warrants to clients of Coliseum Capital Management as follows:

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

NOTE 21 – FAIR VALUE MEASUREMENTS (AS RESTATED)

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

See Note 3 - Basis of Presentation and Critical Accounting Policies and Note 15 - Debt for additional information.

Impairment Considerations
Approaches used by management to measure the fair value of goodwill, indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets for impairment evaluations are considered Level 3 fair value measurements. See Note 9 - Goodwill and Intangible Assets for discussion of goodwill impairment charges in the year ended December 31, 2023 and definite-lived intangible assets impairment charges in the year ended December 31, 2024. In determining impairment charges for assets held for sale, the fair value used by management was based on the estimated sales proceeds less cost to sell, which is considered a Level 2 fair value measurement. See Note 10 - Assets Held for Sale for discussion of assets held for sale impairment charges in the year ended December 31, 2024.

Warrants
Our warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our statements of operations and comprehensive loss.

Level 3 Disclosures
Changes in the level 3 warrant liability were as follows:

(In thousands)
Balance at December 31, 2023	$—
Initial measurement	4,907
Measurement adjustment	802
Balance at December 31, 2024	$5,709
NOTE 22 – RELATED PARTY TRANSACTIONS

We have a term loan outstanding with Coliseum, a related party, with a maturity date of December 29, 2026. As of December 31, 2024, the outstanding principal balance of the loan, including all interest paid-in-kind through such date, was $42.9 million. See Note 15 - Debt to our consolidated financial statements for additional information.
NOTE 23 – SUBSEQUENT EVENTS

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

As disclosed in Part II, Item 9A on Form 10-K for the year ended December 31, 2023, management identified an additional material weakness in our internal control over financial reporting that existed due to a) the resource turnover resulting in insufficient resources to perform financial reviews which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2024 as disclosed in Note 2 – Restatement of Previously Issued Financial Statements and revisions of certain quarterly financial information disclosed in Note 4 – Revision of Certain Quarterly Financial information, and b) a lack of sufficient documentation to support the effective performance of our internal control over financial reporting.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers

The executive officers of Lazydays as of the date of this Amendment are as follows:

Name	Age	Position
Ronald K. Fleming	65	Interim Chief Executive Officer and Director
Jeff Needles	48	Chief Financial Officer
Amber Dillard	40	Chief Operating Officer

Ronald K. Fleming, age 66, has served as our Interim Chief Executive Officer and as a director of the Company since September 14, 2024. Mr. Fleming has been an RV industry participant for more than 40 years. He previously served the Company as Senior Vice President of Operations, overseeing all daily operations at the Company until his retirement in August 2023. Mr. Fleming joined the Company in 2013 and served as General Manager of the Company’s flagship Tampa dealership until his promotion to Vice President and National General Manager overseeing all Company locations. Mr. Fleming was a key member of the senior leadership team that successfully led the Company through a transaction to become a public company in 2018 and the acquisition and growth of over 20 locations. Prior to joining the Company in 2013, Mr. Fleming owned and operated Travel Country RV Center for 15 years until the successful sale of the business in 2012.

Jeff Needles, age 48, has served as our Chief Financial Officer and Corporate Secretary since January 6, 2025. Prior to joining the Company, Mr. Needles served as the Chief Financial Officer of Warbird Marine Holdings, LLC, a leading designer and builder of custom offshore fishing boats through its Yellowfin Yachts and Invincible Boats operations, since May 2020. From January 2017 to May 2020, Mr. Needles served as Chief Financial Officer of United Enertech, a private equity owned company that manufactures custom air control and HVAC products, in Chattanooga, Tennessee. Mr. Needles is a Certified Public Accountant, holds an MBA from Washinton University and a Bachelor of Science in Business Administration from Saint Louis University, John Cook School of Business.

Amber Dillard, age 40, has served as our Chief Operating Officer of the Company since September 17, 2024. Ms. Dillard joined the Company in 2011 and has worked across the organization in various capacities including accounting, supply chain, vehicle purchasing, inventory management, and dealership operations. Ms. Dillard previously served as the Vice President, Operations of the Company since January 2024. Prior to joining the Company, Amber worked in public and non-profit accounting, with an emphasis in internal audits. Ms. Dillard sits on the board of the Lazydays Employee Foundation, which is dedicated to contributing to at-risk children in the communities the Company serves. She holds a Bachelor’s degree in accounting from Florida State University, and furthered her education at the University of South Florida. Additionally, Ms. Dillard was named to the inaugural class of the RV Industry Association 40 under 40 award winners in 2017.

Directors

Our Board of Directors (the “Board”) consists of seven (7) directors, who are divided into three classes. Directors in each class serve a three-year term. The terms of each class expire at successive annual meetings so that the stockholders elect one class of directors at each annual meeting. The current classification of our Board is:

Class A - Terms expiring at the 2025 annual meeting:	Jordan Gnat and Susan Scarola
Class B - Terms expiring at the 2026 annual meeting:	Jerry Comstock, Robert DeVincenzi and Suzanne Tager
Class C - Terms expiring at the 2027 annual meeting:	Ronald K. Fleming and James F. Fredlake

In connection with our business combination in 2018: Mr. Fredlake was originally designated to our Board by Lazy Days’ R.V. Center, Inc. (our subsidiary after such transaction); Mr. Gnat was originally designated to our Board by Andina Acquisition Corp. II (which merged with and into Lazydays in such transaction, with Lazydays surviving the merger); and Mr. Comstock was originally designated to our Board by certain holders of preferred stock. We currently have no preferred stock outstanding.

Jerry Comstock, age 71, has served as a director since March 2018. Mr. Comstock brings over 36 years of experience as a professional executive in the restaurant, automotive, and retail industries. Mr. Comstock served as Chief Operating Officer of TGI Fridays Franchisor, LLC (d/b/a TGI Fridays), an American casual dining restaurant chain, from January 2017 through September 2017. From 2005 until selling the company in December 2016, Mr. Comstock was the Managing Owner and Chief Executive Officer of Strategic Restaurant Acquisition Group, a 330 unit multi-branded restaurant company. From 2003 until 2005, Mr. Comstock owned Treco Consulting Company. From 2002 until 2003, Mr. Comstock was Chief Executive Officer of Wherehouse Entertainment, Inc., a retail music franchise. From 1998 until 2002, Mr. Comstock was President and Chief Operating Officer of Bennigan’s Restaurants. From 1996 until 1998, Mr. Comstock was Vice President of Retail Operations of AutoNation USA, an automotive retailer, and was one of the original six executives of that company. Mr. Comstock was a Senior Executive at Blockbuster Entertainment, serving as Zone Vice President Video, Senior Vice President Music and President Music from 1991 until 1996. He started his career in 1977 with National Convenience Stores, serving as a Senior Executive from 1985 until 1991. Mr. Comstock has served on the board of directors of EYAS Capital, a private equity company that owns and operates restaurants, since June 2022. Mr. Comstock has served previously on the board of directors of AMF/Bowlmor from May 2012 to June 2017 and Eddie Bauer from October 2008 to September 2009, and as Chairman of the board of directors of Wherehouse Entertainment, Inc. (previously traded AMEX: WEI) from June 2002 to October 2003. Mr. Comstock received a B.B.A. degree from the University of Texas.

Mr. Comstock brings extensive automotive and retail industry knowledge to the Board. Mr. Comstock’s experience as a director of other publicly traded companies and his demonstrated leadership roles in other business activities contributes to the Board’s collective knowledge, capabilities and experience.

Robert T. DeVincenzi, age 65, has served as a director since October 2021 and as Chairman since June 2024. Mr. DeVincenzi served as our interim Chief Executive Officer from January 1, 2022 until September 5, 2022. Mr. DeVincenzi has been a principal partner in Lupine Venture Group, a business advisory firm that provides strategic consulting and corporate development advisory services since 2014.Mr. DeVincenzi has served on the board of directors of Universal Technical Institute, Inc. (NYSE: UTI) since 2017, and currently serves as non-executive Chairman. Previously, Mr. DeVincenzi served as an Adjunct Professor of Entrepreneurship and Strategic Management at California State University, Monterey Bay from 2014 until 2022. From 2014 until 2021, Mr. DeVincenzi served as a director and earlier as President and Chief Executive Officer of Redflex Holding Limited (previously traded ASX:RDF), which focuses on road, vehicle and pedestrian safety products and services. Mr. DeVincenzi held the position of President and Chief Executive Officer of Inkra Networks, Inc. from 2004 to 2005 and Chief Executive Officer of Ignis Optics Inc. from 2003 to 2004, both telecommunications companies. Mr. DeVincenzi has held senior executive sales, marketing and strategy positions at a variety of technology and services companies. Mr. DeVincenzi received a Master of Arts degree from Gonzaga University in Organizational Leadership, a Bachelor of Science degree in Business Administration from California State University, San Luis Obispo and has completed Directors’ College at Stanford University.

Mr. DeVincenzi brings to the Board significant business leadership and strategy development experience as well as public company board expertise. The Board has determined that Mr. DeVincenzi qualifies as an “audit committee financial expert” within the meaning of the SEC’s regulations.

James J. Fredlake, age 60, has served as a director since March 2018. Mr. Fredlake previously served on the board of directors of Lazy Days’ R.V. Center, Inc., our subsidiary, from 2010 until our business combination in March 2018. In 2017, Mr. Fredlake retired as Chief Executive Officer of Anchor Glass Container Corporation, a manufacturer of premium glass containers, where he had served since 2009, including three years as Chief Financial Officer. Prior to that, Mr. Fredlake spent ten years with Alcoa Corporation, an industrial corporation and producer of aluminum, after starting his professional career in public accounting. Mr. Fredlake has served on the board of directors of Libbey, Inc. since 2019, where he also serves as the audit committee chair, and previously served as a director on the boards of Saxco International and Portola Packaging. Mr. Fredlake has also served as a board member for the Academy Prep Center of Tampa. Mr. Fredlake received a B.S. in accounting from Arizona State University.

Mr. Fredlake’s extensive management experience and his demonstrated leadership roles in other business activities are important qualifications for the Board. His extensive financial management experience and history with the Company also contribute to the Board’s collective knowledge, capabilities and experience.

Jordan Gnat, age 52, has served as a director since March 2018. Mr. Gnat has been Co-Founder and Managing Partner of Boardwalk Capital, a lower middle market private equity firm founded by successful investors and business builders committed to assisting exceptional management teams achieve the next phase of their growth, since January 2025. Prior to

Boardwalk Capital, Mr. Gnat was the founder and Chief Executive Officer of Playmaker Capital Inc., a game-changing platform that sits at the nexus of sports, media, gambling and technology that is marrying an ecosystem of sports fans across multiple channels with product tools to create outsized fan value and loyalty for sports betting companies, advertisers and sports leagues around the world, from 2020 until its sale to Better Collective in February 2024. Mr. Gnat has over 20 years of executive leadership in the global gambling, sports and media industries. Prior to founding Playmaker, Mr. Gnat was Group Senior Vice President of The Stars Group (the parent company of PokerStars) from 2018 to 2020 and Chief Commercial Officer of FOXBet from 2018 to 2020. Mr. Gnat was Senior Vice-President, Strategic Business Development at Scientific Games from 2011 to 2018, President & Chief Executive Officer of Boardwalk Gaming and Entertainment from 2004 to 2011, Executive Vice-President Kilmer Van Nostrand Company Limited from 2002 to 2011, and President & Chief Executive Officer of Midnorthern Group from 1994 to 2002. Mr. Gnat is currently on the Board of Directors of Sandhills Gaming Corp., where he has served since January 2025, Enthusiast Gaming Holding Inc. (EGLX:TSX), where he has served since September 2024, and Omnigame A/S, where he has served since September 2024. Mr. Gnat is also Chair of the Americas Advisory Board for Better Collective, a Venture Partner with Dreamcraft Ventures, and is a member of the Board of Directors of the Hospital for Sick Children Foundation. Mr. Gnat has a Bachelor’s degree in Political Science from the University of Western Ontario and in 2000 was Awarded Canada’s Top 40 Under 40 Award™.

Mr. Gnat brings business development knowledge to the Board. Mr. Gnat’s experience as an executive provides leadership experience (including at the Chief Executive Officer level) that strengthens the Board’s collective knowledge, capabilities, and experience.

Susan Scarola, age 74, has served as a director since September 2023. Ms. Scarola has over 30 years of leadership experience, including serving as Chief Executive Officer, Chief Financial Officer, President and Vice Chair of DCH Auto Group, a multi-state automotive dealer, which she joined in 1985. Ms. Scarola retired from DCH Auto Group in June 2015 and currently serves on the advisory board and compensation committee of Faulkner Automotive Group, where she has served since 2012. Ms. Scarola holds a Bachelor of Science in Elementary Education from the State University College, Buffalo, New York and a Master of Business Administration in Accounting from New York University.

Ms. Scarola brings significant business and leadership experience, as well as extensive automotive industry knowledge, to the Board.

Suzanne Tager, age 56, has served as a director since September 2023. Ms. Tager has served as Executive Vice President, Chief of Staff to Worldwide Managing Partner at Bain & Company since January 2020. Prior to that, Ms. Tager served as Executive Vice President, Global Retail and Consumer Products at Bain & Company from April 2007 to December 2019. Ms. Tager holds a Bachelor of Arts in Public Policy Sciences from Duke University and a Master of Business Administration from the University of Pennsylvania.

Ms. Tager brings significant business and management experience to the Board.

Code of Business Conduct

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

Insider Trading Policy

We have an Insider Trading Policy governing the purchase, sale and other dispositions of Lazydays’ securities that applies to all personnel of Lazydays and its subsidiaries, including directors, officers, employees and other covered persons. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, as well as applicable listing standards. A copy of our Insider Trading Policy was previously filed as Exhibit 19.1 to the Original Filing.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC, we believe all required Section 16 reports were filed on a timely basis during the year ended December 31, 2024, other than concerning the transactions described in a Form 5 that was filed on February 11, 2025 on behalf of John North, the Company’s former Chief Executive Officer, to report the vesting of restricted stock units and the withholding of common stock to satisfy tax obligations on September 6, 2024. Mr. North resigned as the Company’s Chief Executive Officer and as a director effective September 13, 2024.

Audit Committee

The members of the Audit Committee of our Board are Messrs. Fredlake (Chair) and Comstock and Ms. Scarola. The Board has determined that Mr. Fredlake is an “audit committee financial expert” as defined in Item 407 of Regulation S-K. Our Board has determined that all of the members of our Audit Committee qualify as “independent” directors in accordance with the listing requirements of Nasdaq and SEC rules. The Audit Committee held 4 meetings during 2024.

The primary function of the Audit Committee is to assist the Board in monitoring the integrity of the annual, quarterly, and other financial statements of the Company, the independent auditor’s qualifications and independence, the performance of the Company’s independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting), and the compliance by the Company with legal and regulatory requirements and risk management oversight. The independent auditor must report directly to the Audit Committee. The Audit Committee is also responsible for the review of proposed transactions between the Company and related parties.. For a complete description of the Audit Committee’s responsibilities, please refer to the Audit Committee Charter available on our corporate website at www.lazydays.com by clicking on the link “Investor Relations” on our homepage and then clicking on the link “Governance” and then clicking on the link “Audit Committee Charter” under “Governance Documents.”
Item 11. Executive Compensation

Summary Compensation Table

The following table presents summary information regarding the total compensation for the years ended December 31, 2024 and 2023 for our named executive officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Ronald K. Fleming Interim Chief Executive Officer	2024	112,500	—	—	—	—	257,854	370,354

Amber Dillard Chief Operating Officer(4)	2024	273,539	262,500	11,741	—	120,000	6,787	674,567

Jeff Huddleston Former Interim Chief Financial Officer(5)	2024	332,509	—	—	—	—	—	332,509

John North Former Chief Executive Officer(6)	2024	391,596	—	84,901	35,612	—	12,953	525,062
	2023	600,000	—	292,218	300,002	156,000	11,048	1,359,268

Kelly Porter Former Chief Financial Officer(7)	2024	357,693	—	16,125	17,806	100,000	49,787	541,411
	2023	350,000	—	146,109	150,001	68,250	7,129	721,489

(1) The amounts shown in the “Stock Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 20 - Stockholders’ Equity.

(2) The amounts shown in the “Option Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 20 - Stockholders’ Equity.

(3) The amounts set forth in this column include matching contributions made by the Company to the Company’s 401(k) plan and health insurance, severance, and relocation expenses.

(4) Ms. Dillard was appointed Chief Operating Officer of the Company effective September 17, 2024.

(5) Mr. Huddleston was appointed Interim Chief Financial Officer of the Company effective September 25, 2024 and resigned as an executive officer of the Company on January 6, 2025.

(6) Mr. North resigned as the Chief Executive Officer of the Company and as a director of the Company on September 13, 2024.

(7) Ms. Porter resigned as the Chief Financial Officer on September 13, 2024 and her employment with the Company ceased on October 4, 2024.

Executive Employment Arrangements and Potential Payments upon Termination or Change of Control

Employment Agreement – Ronald K. Fleming
Mr. Fleming and the Company entered into a letter agreement (the “Fleming Agreement”), dated September 14, 2024, regarding the terms and conditions of his service as Interim Chief Executive Officer and as a director, providing for (among other terms and conditions) a monthly base salary of $37,500 per month, participation in the Company’s employee benefit plans in accordance with the terms of those plans (including to receive awards, if awarded in the discretion of the Board or its Compensation Committee, under the Company’s Amended and Restated 2018 Long Term Incentive Plan (the “LTIP”) and Short Term Incentive Plan (the “STIP”)), and the grant of an option outside of the LTIP to purchase 1,500,000 shares of the Company’s Common Stock at a price per share of $2.00, subject to specified vesting conditions.

The Fleming Agreement also provides that in the event Mr. Fleming’s service terminates for any reason, his sole compensation as the result of such termination will consist of: (i) payment of any earned but unpaid base salary through the date of such termination, (ii) any vested benefits in accordance with the terms of the Company’s employee benefit plans and (iii) reimbursement of any unreimbursed business expenses incurred in accordance with Company policy prior to the termination date.

Employment Arrangement – Amber Dillard
Ms. Dillard is employed by the Company pursuant to an offer letter dated September 17, 2024, which sets forth the terms and conditions of her employment. In connection with Ms. Dillard’s appointment as Chief Operating Officer on September 17, 2024, her base annual salary was increased to $350,000. Ms. Dillard also received a payment of $262,500 under the STIP on the STIP’s standard payment schedule and a retention bonus payment of $120,000 for her continued service through December 31, 2024. In connection with her appointment as Chief Operating Officer, Ms. Dillard became eligible to receive restricted stock units (“RSUs”) under the LTIP contingent upon and to be issued at the Company’s closing of a qualifying financing transaction, which RSUs would be valued at $200,000 and vest at the closing of any such transaction, or be valued at $350,000 and vest over 3 years following the closing of any such transaction, at her election. On February 12, 2025, the Company closed a qualifying financing transaction and Ms. Dillard was awarded 259,403 RSUs which vested on that date.

Employment Arrangement – Jeff Huddleston
Mr. Huddleston was employed by the Company pursuant to an engagement agreement with CR3 Partners, LLC (the “CR3 Engagement”), which contemplated his appointment as Interim Chief Financial Officer of the Company. Under the CR3 Engagement, Mr. Huddleston received $332,509 for his services as Interim Chief Financial Officer.

Employment Agreement – John North
We entered into an amended and restated employment agreement with Mr. North dated September 6, 2022 (the “North Agreement”) regarding the terms and conditions of his service as Chief Executive Officer of the Company. Under the North Agreement, Mr. North received an annual base salary of $600,000 during his service as Chief Executive Officer and was eligible to participate in the Company’s employee benefit plans in accordance with the terms of those plans. Additionally, Mr. North was granted a one-time RSU award under the LTIP of 105,308 RSUs. This award vested over three years, with one-third of the award vesting on each anniversary of Mr. North’s start date with the Company, provided that Mr. North remained employed by the Company from the grant date through each vesting period. Mr. North was also eligible to receive annual cash bonuses up to 200% of his base salary, be based on attainment of one or more performance targets and/or key performance objectives established by the Board and/or Compensation Committee of the Board, and annual grants of options to purchase the Company’s shares for a maximum potential of 2.5 times his base salary.

On September 13, 2024, Mr. North resigned as Chief Executive Officer of the Company and as a director of the Company. In connection with his resignation, Mr. North and the Company entered into an employment separation agreement, pursuant to which, among other things, the Company agreed to provide Mr. North specified health insurance reimbursements under COBRA, and Mr. North agreed to provide certain transition services to the Company and a release of claims against the Company and its affiliates. In connection with his resignation, any outstanding equity awards of the Company held by Mr. North terminated to the extent provided in accordance with their respective terms.

Employment Agreement – Kelly Porter
We entered into an employment agreement with Ms. Porter dated October 3, 2022 (the “Porter Agreement”) regarding the terms and conditions of her service as Chief Financial Officer of the Company. Under the Porter Agreement, Ms. Porter received an annual base salary of $350,000. Additionally, Ms. Porter was granted a one-time restricted stock unit award containing terms substantially similar to the terms of the LTIP of 55,762 RSUs. This award vested over three years, with one-third of the award vesting on each anniversary of Ms. Porter’s start date with the Company, provided that Ms. Porter remained employed by the Company from the grant date through each vesting period. Ms. Porter was also eligible to receive annual cash bonuses and annual grants of options to purchase the Company’s shares.

On September 13, 2024, Kelly Porter resigned as the Chief Financial Officer of the Company. In connection with her resignation, Ms. Porter and the Company entered into a transitional work and employment separation agreement (the “Transitional Work and Separation Agreement”), pursuant to which, among other things, Ms. Porter agreed to provide certain transitional services to the Company through October 4, 2024 (the “Transitional Work Period”) and a release of claims against the Company and its affiliates, and the Company agreed to provide Ms. Porter specified health insurance reimbursements under COBRA and severance.

Under the Transitional Work and Separation Agreement, the Company agreed to pay Ms. Porter $100,000 as severance, less applicable deductions and withholdings, payable in two equal installments, the first payment of $50,000 within 15 days after the date of the Transitional Work and Separation Agreement and the second payment of $50,000 within 15 days after the effective date of the Supplemental Release (as defined in Transitional Work and Separation Agreement). Any equity awards of the Company held by Ms. Porter to the extent unvested as of the end of the Transitional Work Period terminated to the extent provided in accordance with their respective terms.

Outstanding Equity Awards at Fiscal Year End - 2024

The following table summarizes information concerning the outstanding equity awards, including unexercised options, as of December 31, 2024, for each of our named executive officers:

Outstanding Equity Awards at Fiscal Year End - 2024
Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Ronald K. Fleming	—	—	—	—	—	—	1,500,000	1,432,500
Amber Dillard	—	—	—	—	—	—	272,864	363,308
John North(1)	—	—	—	—	—	—	—	—
Kelly Porter(2)	18,405	—	12.38	1/4/2025	—	—	—	—
(1) Mr. North resigned as the Chief Executive Officer of the Company and as a director of the Company on September 13, 2024. No options or RSUs awarded to Mr. North vested after that date. The vested options Mr. North held on September 13, 2024 expired on December 13, 2024 without being exercised.

(2) Ms. Porter resigned as the Chief Financial Officer on September 13, 2024 and her employment with the Company ceased on October 4, 2024. No options or RSUs awarded to Ms. Porter vested after October 4, 2024. The vested options Ms. Porter held on October 4, 2024 expired on January 4, 2025 without being exercised.

Director Compensation - 2024

The following table shows the compensation earned by each director who was not a named executive officer during fiscal year 2024. Mr. Fleming, our Interim Chief Executive Officer, does not receive any additional compensation for his services as a director of the Company and Mr. North, our former Chief Executive Officer, did not receive any additional compensation for his services as a director of the Company. Their respective compensation for services as a named executive officer during the year ended December 31, 2024 is set forth in the Summary Compensation Table.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Jerry Comstock	85,000	32,602	—	—	—	117,602
James J. Fredlake	165,000	32,602	—	—	—	197,602
Jordan Gnat	77,500	32,602	—	—	—	110,102
Christopher S. Shackelton(3)	70,000	—	—	—	—	70,000
Susan Scarola	150,000	7,700	—	—	—	157,700
Suzanne Tager	72,500	7,700	—	—	—	80,200
Robert DeVincenzi	277,500	32,602	—	—	—	310,102
(1) Our non-employee members of the Board receive annual cash compensation of $65,000 for serving on the Board, $10,000, $7,500 and $5,000 for serving on the audit committee, compensation committee and nominating and governance committee, respectively, of the Board (other than the Chairman of each of the committees) and $20,000, $15,000 and $10,000 for serving as the Chairman of the audit committee, compensation committee and nominating and governance committee, respectively, of the Board. In 2024, members of the Board serving on the specialty committee also received additional cash compensation.

(2) The amounts shown in the “Stock Awards” column reflect the grant date fair value of the awards under FASB ASC Topic 718 (disregarding estimated forfeitures). For a description of the methodology and assumptions used to determine the amounts reflected in this column, see Note 20 - Stockholders’ Equity.

The table below sets forth the aggregate number of shares of common stock subject to stock awards and option awards held by each non-employee director outstanding as of December 31, 2024.

Name	Stock Awards	Option Awards
Jerry Comstock	16,667	—
James J. Fredlake	16,667	—
Jordan Gnat	16,667	—
Christopher S. Shackelton(3)	—	—
Susan Scarola	16,667	—
Suzanne Tager	16,667	—
Robert DeVincenzi	16,667	—
(3) Mr. Shackelton resigned from the Board on June 9, 2024.

Clawback Policy

The Company has adopted a Clawback Policy (the “Clawback Policy”) in compliance with SEC rule sand applicable Nasdaq listing standards. Under the Clawback Policy, if there is a restatement of the Company’s financial results, certain incentive-based compensation paid or awarded to the Company’s covered executive officers will be subject to repayment or return if the amount of such compensation was calculated based upon the achievement of financial results that were the subject of the restatement and the amount of such compensation that would have been received by such executive officers had the financial results been properly reported would have been lower than the amount actually awarded.

As a result of the restatement of our previously issued audited consolidated financial statements as of and for the year ended December 31, 2024, we conducted a recovery analysis for the relevant period, as contemplated by Rule 10D-1 under the Exchange Act and in accordance with the Clawback Policy. Based on this analysis, no recovery of incentive-based compensation was required, as the financial statement adjustments did not impact the metrics used to determine incentive compensation during the relevant recovery period, and thus there was no erroneously awarded compensation.

Equity Award Timing Practices

The Compensation Committee of the Board does not take material nonpublic information into account when determining the grant date, vesting date or other terms and conditions of equity awards, and does not time the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation. Throughout the year, the Compensation Committee may grant equity awards for a new hire, a significant promotion, or other special circumstances.
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

As of March 24, 2025, 110,125,758 shares of Common Stock were issued and outstanding. The following table sets forth information with respect to the beneficial ownership of our Common Stock, as of March 24, 2025 unless otherwise noted, by: (i) each of our directors and named executive officers, (ii) all of our directors and executive officers as a group, and (iii) each stockholder known by us to be the beneficial owner of more than 5% of any class of our voting securities. To our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the voting securities beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, except as otherwise indicated, none of the voting securities listed below are held under a voting trust or similar agreement. To our knowledge, there is no arrangement, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each person listed on the table is c/o Lazydays Holdings, Inc., 4042 Park Oaks Boulevard, Suite 350, Tampa, Florida 33610.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (Common Stock)	Percent of Class(1)
Directors and Named Executive Officers
John North	70,592(2)
Kelly Porter	23,204(3)
Robert DeVincenzi	106,029(4)	*
Jerry Comstock	77,828(5)	*
James J. Fredlake	87,990(6)	*
Jordan Gnat	68,610(7)	*
Suzanne Tager	18,831	*
Susan Scarola	18,831	*
Amber Dillard	202,339(8)	*
Jeff Huddleston(9)	—	*
Ronald K. Fleming	—	*
All directors and executive officers as a group (9 persons)	666,950(10)	*
5% or Greater Securityholders
Coliseum Capital Management, LLC and associated persons	86,687,158(11)	78.7%
Alta Fundamental Advisers LLC and associated persons	14,563,106(12)	13.2%
Park West Asset Management LLC and associated persons	10,982,427(12)	10.0%
(1) For purposes of this column, the number of shares of the class outstanding reflects the sum of: (i) the 110,125,758 shares of Common Stock that were outstanding as of March 24, 2025; and (ii) the number of shares of Common Stock, if any, which the relevant person could acquire on exercise of options, warrants or pre-funded warrants within 60 days of March 24, 2025. See the footnotes for further detail.

(2) Mr. North resigned as the Chief Executive Officer of the Company and as a director of the Company on September 13, 2024.

(3) Ms. Porter resigned as the Chief Financial Officer on September 13, 2024 and her employment with the Company ceased on October 4, 2024.

(4) Includes 54,631 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 24, 2025.

(5) Includes 24,770 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 24, 2025.

(6) Includes (i) 4,544 shares of Common Stock owned by the James J. Fredlake Revocable Trust of 2017, of which Mr. Fredlake is the trustee and a beneficiary, and (ii) 24,770 shares of Common Stock issuable upon the exercise of options exercisable within 60 days of March 24, 2025.

(7) Includes 35,000 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 24, 2025.

(8) Includes 7,304 shares of Common Stock issuable upon exercise of options exercisable within 60 days of March 24, 2025.

(9) Mr. Huddleston resigned as an executive officer of the Company on January 6, 2025.

(10) Includes all securities beneficially owned by current directors and current executive officers.

(11) Based on Amendment No. 22 to Schedule 13D filed on November 19, 2024 by reporting persons Coliseum Capital Management, LLC, a Delaware limited liability company (“CCM”), Coliseum Capital Partners, L.P., a Delaware limited partnership (“CCP”), Coliseum Capital, LLC (“CC”), Christopher Shackelton (“Shackelton”), and Adam Gray (“Gray”), and other information available to the Company, this includes: (i) 26,766,609 shares of Common Stock held by CCP and 8,170,784 shares of Common Stock held by Blackwell, as a separate account investment advisory client of CCM; (ii) 30,378,051 shares of Common Stock issued on December 27, 2024 to CCP and 11,177,540 shares of Common Stock issued on December 27, 2024 to Blackwell, as a separate account investment advisory client of CCM, pursuant to the applicable Exchange Agreements after the effectiveness of the Charter Amendment; and (iii) 8,155,339 shares of Common Stock issuable upon the exercise of warrants held by CCP and 2,038,835 shares of Common Stock issuable upon the exercise of warrants held by Blackwell, as a separate account investment advisory client of CCM, at an exercise price of $3.83 per share of Common Stock (the “CCM Warrants”). CCM and its managers, Gray and Shackelton, have shared voting and dispositive power over all of the foregoing.

CC and CCP have shared voting power and shared dispositive power over (i) 26,766,609 shares of Common Stock held by CCP; (ii) 30,378,051 shares of Common Stock issued to CCP on December 27, 2024 pursuant to the applicable Exchange Agreement after the effectiveness of the Charter Amendment; and (iii) 8,155,339 shares of Common Stock issuable upon the exercise of Warrants held by CCP.

Based on Amendment No. 22 to the Schedule 13D filed November 19, 2024, Coliseum Capital Management, LLC and associated persons have their principal place of business at 105 Rowayton Avenue, Rowayton, CT 06853.

(12) Based on Amendment No. 7 to Schedule 13G filed on February 14, 2025, and other information available to the Company, this includes: (i) 9,777,264 shares of Common Stock held by Park West Investors Master Fund, Limited, a Cayman Islands exempted company (“PWIMF”), including 377,546 shares of Common Stock exercisable from 377,546 of pre-funded warrants with an exercise price of $0.01 per share (the “Pre-Funded Warrants”); and (ii)1,205,163 shares of Common Stock held by Park West Partners International, Limited, a Cayman Islands exempted company (“PWPI”), including 33,745 shares of Common Stock exercisable from 33,745 Pre-funded Warrants. PWIMF holds Pre-Funded Warrants exercisable for a total of 377,546 shares of Common Stock and PWPI holds Pre-Funded Warrants exercisable for a total of 33,745 shares of Common Stock; however, the Pre-Funded Warrants are subject to exercise limitations prohibiting exercise to the extent that it would result in the holder, or any of its affiliates, being deemed to beneficially own in excess of 9.99% of the then-outstanding shares of the Company’s Common Stock.

Park West Asset Management LLC, a Delaware limited liability company (“PWAM”), is the investment manager to PWIMF and PWPI. Peter S. Park (“Park”), through one or more affiliated entities, is the controlling manager of PWAM. PWAM and Park each have shared voting and dispositive power over the foregoing shares.

Based on Amendment No. 7 to Schedule 13G filed on February 14, 2025, PWAM and associated persons have their principal place of business at One Letterman Drive, Building C, Suite C5-900, San Francisco, CA 94129.

Equity Compensation Plan Information Table

The following information is with respect to our 2018 Long-Term Incentive Plan as of December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,732,768	$3.43	1,133,788
Equity compensation plans not approved by security holders	—	$—	—
Total	1,732,768	$3.43	1,133,788
(1) The information set forth in the table pertains to our 2018 Long-Term Incentive Plan as of December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Person Policy and Procedures

Our Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director is permitted to participate in the approval of any transaction in which he or she was a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. Additionally, we require each of our directors and executive officers to complete an annual directors’ and officers’ questionnaire that will elicit information about related party transactions.

Director Independence

We are subject to Nasdaq’s requirement that a majority of the board of directors be “independent.” Our Board has determined that all of our directors, other than Mr. Fleming and Mr. Shackelton, who served as a director until June 9, 2024, qualify as “independent” directors in accordance with the listing requirements of Nasdaq and SEC rules. The Nasdaq independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with the Company that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. There are no “family members,” as defined under the Nasdaq rules, among any of our directors or executive officers.

Item 14. Principal Accounting Fees and Services

Audit Fees and Services

The following table sets forth all audit and other fees billed to us by RSM US LLP for the years ended December 31, 2024 and 2023.

Lazydays Holdings, Inc.	2024	2023
Audit Fees	$1,086,630	$941,650
Audit-Related Fees	—	105,000
Tax Fees	—	—
All Other Fees	—	—
Total	$1,086,630	$1,046,650

Audit Fees. Consists of fees billed for professional services rendered for the audit of our consolidated financial statements, review of the interim condensed consolidated financial statements included in quarterly reports, and services that are normally provided by our independent auditors in connection with statutory or regulatory filings or engagements, including registration statements.

Audit-Related Fees. Consists of fees billed for assurance services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” Such fees include accounting consultation and audits in connection with acquisitions in 2023.

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

The Audit Committee pre-approved all of the audit and permitted non-audit services performed by RSM US LLP for the years ended December 31, 2024 and December 31, 2023.

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

3.1	Restated Certificate of Incorporation of Lazydays Holdings, Inc. (filed as Exhibit 3.1 to the Annual Report on Form 10-K filed on March 31, 2025 and incorporated herein by reference).
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

4.2	Common Stock Purchase Warrant (Coliseum Capital Partners, L.P.) (filed as Exhibit 10.5 to Form 10-Q filed May 15, 2024 and incorporated herein by reference).
4.3	Common Stock Purchase Warrant (Blackwell Partners, LLC - Series A) (filed as Exhibit 10.4 to Form 10-Q filed May 15, 2024 and incorporated herein by reference).
4.4	Description of Registrant’s Securities (filed as Exhibit 4.4 to the Annual Report on Form 10-K filed on March 31, 2025 and incorporated herein by reference).
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

Exhibit Number	Description
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

19.1	Insider Trading Policy (filed as Exhibit 19.1 to the Annual Report on Form 10-K filed on March 31, 2025 and incorporated herein by reference).
21.1	Subsidiaries of the Company (filed as Exhibit 21.1 to the Annual Report on Form 10-K filed on March 31, 2025 and incorporated herein by reference).
23.1	Consent of RSM US LLP.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities Exchange Act of 1934, as amended.*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).**
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).**
97.1	Lazydays Holdings, Inc. Clawback Policy (filed as Exhibit 97.0 to the Form 10-K filed on March 12, 2024 and incorporated herein by reference).
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
Date: April 30, 2025