Form 10-Q
period 2025-03-31
Lazydays Holdings, Inc.
filed 2025-05-15
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 110,225,760 shares of common stock, par value $0.0001, issued and outstanding as of May 8, 2025.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended March 31, 2025

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$19,727	$24,702
Receivables, net of allowance for doubtful accounts of $566 and $763	26,363	22,318
Inventories, net	182,607	211,946
Income tax receivable	1,695	6,116
Prepaid expenses and other	6,066	1,823
Current assets held for sale	16,049	86,869
Total current assets	252,507	353,774
Property and equipment, net	171,033	174,324
Operating lease right-of-use assets	12,875	13,812
Intangible assets, net	50,806	54,957
Other assets	3,724	3,216
Long-term assets held for sale	18,563	75,747
Total assets	$509,508	$675,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,452	$22,426
Accrued expenses and other current liabilities	31,780	31,211
Floor plan notes payable, net of debt discount	210,920	306,036
Current portion of financing liability	2,880	2,792
Current portion of revolving credit facility	10,000	10,000
Current portion of long-term debt	346	1,168
Current portion of operating lease liability	3,366	3,711
Current liabilities related to assets held for sale	220	1,530
Total current liabilities	282,964	378,874
Long-term liabilities:
Financing liability, net of debt discount	75,226	76,007
Revolving credit facility	17,844	20,344
Long-term debt, net of debt discount	12,338	27,417
Related party debt, net of debt discount	7,189	36,217
Operating lease liability	9,886	10,592
Deferred income tax liability	1,820	1,348
Warrant liabilities	1,427	5,709
Other long-term liabilities	6,721	6,721
Long-term liabilities related to assets held for sale	13,729	23,001
Total liabilities	429,144	586,230
Commitments and contingencies - see Note 10
Stockholders’ Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 113,537,980 and 113,227,173 shares issued; and 110,125,758 and 109,814,951 shares outstanding	10	10
Additional paid-in capital	261,762	261,465
Treasury stock, at cost, 3,412,222 and 3,412,222 shares	(57,128)	(57,128)
Retained deficit	(124,280)	(114,747)
Total stockholders’ equity	80,364	89,600
Total liabilities and stockholders’ equity	$509,508	$675,830
See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenue
New vehicle retail	$97,519	$152,691
Pre-owned vehicle retail	40,673	78,644
Vehicle wholesale	2,056	6,249
Consignment vehicle	1,489	466
Finance and insurance	11,502	18,329
Service, body and parts and other	12,576	13,741
Total revenue	165,815	270,120
Cost applicable to revenue
New vehicle retail	86,672	147,055
Pre-owned vehicle retail	31,994	69,733
Vehicle wholesale	2,120	8,460
Finance and insurance	434	693
Service, body and parts and other	5,698	6,287
LIFO	(4,945)	126
Total cost applicable to revenue	121,973	232,354
Gross profit	43,842	37,766
Depreciation and amortization	4,582	5,461
Selling, general, and administrative expenses	38,629	48,886
Impairment charges	2,900	—
Loss from operations	(2,269)	(16,581)
Other income (expense):
Floor plan interest expense	(4,590)	(7,676)
Other interest expense	(6,169)	(4,523)
Change in fair value of warrant liabilities	4,282	—
Loss on sale of businesses, property and equipment	(459)	—
Total other expense, net	(6,936)	(12,199)
Loss before income taxes	(9,205)	(28,780)
Income tax (expense) benefit	(328)	6,800
Net loss	(9,533)	(21,980)
Dividends on Series A convertible preferred stock	—	(1,984)
Net loss and comprehensive loss attributable to common stock and participating securities	$(9,533)	$(23,964)

Loss per share:
Basic	$(0.09)	$(1.67)
Diluted	$(0.09)	$(1.67)
Weighted average shares used for EPS calculations:
Basic	110,300,452	14,368,677
Diluted	110,300,452	14,368,677
See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2024	113,227,173	$10	3,412,222	$(57,128)	$261,465	$(114,747)	$89,600
Stock-based compensation	—	—	—	—	297	—	297
Issuance of vested restricted stock units, net of shares withheld for taxes	231,368	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	79,439	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,533)	(9,533)
Balance as of March 31, 2025	113,537,980	$10	3,412,222	$(57,128)	$261,762	$(124,280)	$80,364

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance as of December 31, 2023	17,477,019	$—	3,412,222	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Issuance of vested restricted stock units, net of shares withheld for taxes	8,221	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	17,485,240	$—	3,412,222	$(57,128)	$166,497	$24,173	$133,542

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(9,533)	$(21,980)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	297	509
Bad debt expense	263	58
Depreciation of property and equipment	3,330	3,189
Amortization of intangible assets	1,252	2,271
Amortization of debt discount	1,701	74
Non-cash operating lease expense	(222)	(30)
Loss on sale of businesses, property and equipment	459	29
Deferred income taxes	472	(5,032)
Change in fair value of warrant liabilities	(4,282)	—
Impairment charges	2,900	—
Changes in operating assets and liabilities:
Receivables	(4,308)	(4,608)
Inventories	32,346	109,442
Prepaid expenses and other	(4,155)	1,193
Income tax receivable	4,421	(1,612)
Other assets	(504)	(333)
Accounts payable, accrued expenses and other current liabilities	1,595	(2,930)
Net cash provided by operating activities	26,032	80,240
Investing Activities
Net proceeds from sale of businesses, property and equipment	113,947	—
Purchases of property and equipment	(15)	(8,765)
Net cash provided by (used) in investing activities	113,932	(8,765)
Financing Activities
Net repayments under M&T bank floor plan	(95,136)	(89,016)
Principal repayments on revolving credit facility	(2,500)	—
Principal repayments on long-term debt and finance liabilities	(47,303)	(1,176)
Loan issuance costs	—	(18)
Net cash used in financing activities	(144,939)	(90,210)
Net decrease in cash	(4,975)	(18,735)
Cash, beginning of period	24,702	58,085
Cash, end of period	$19,727	$39,350

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

As of March 31, 2025, we had 17 dealerships in the following locations:

Location	Number of Dealerships
Arizona	2
Colorado	2
Florida	3
Tennessee	2
Minnesota	2
Iowa	1
Nevada	1
Ohio	1
Oklahoma	1
Oregon	1
Utah	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of March 31, 2025 and for the three months ended March 31, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024. The financial information as of December 31, 2024 is derived from our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of operations and comprehensive loss,” “balance sheets,” “statements of stockholders’ equity,” and “statements of cash flows” herein.

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

Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $9.5 million during the three months ended March 31, 2025 and had an accumulated deficit of $124.3 million. As of March 31, 2025, the Company had cash and cash equivalents of $20 million, debt obligations of $47.7 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $210.9 million and operating and finance lease obligations of $91.4 million. Under the Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent, entered into on November 15, 2024 (the “Third Amendment”), relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, the lenders party thereto, the Company and the Company’s subsidiaries party thereto, we permanently eliminated our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility formerly available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure sources of outside capital. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and the satisfaction of liabilities in the normal course of business for one year following the issuance of these financial statements.

Revision of Prior Period Financial Statements
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, we present consignment vehicle revenue net of costs applicable to revenue as we are deemed to be an agent in these sales. During the preparation of our December 31, 2024 financial statements, we identified that consignment vehicle revenue was presented on a gross basis for the three months ended March 31, 2024. A summary of the effects of the error correction on reported amounts for the applicable period is presented below. As shown in the table below, there was no impact to gross profit or net loss for the applicable periods.

(In thousands)	As Reported (Unaudited)	Adjustment (Unaudited)	Revised (Unaudited)
Three Months Ended March 31, 2024:
Total revenues	$270,586	$(466)	$270,120
Total cost applicable to revenues	232,820	(466)	232,354
Gross profit	$37,766	$—	$37,766

Critical Accounting Policies
Our critical accounting policies have not materially changed during the three months ended March 31, 2025 from those disclosed in our 2024 Form 10-K.

Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standard Updates (“ASUs”). ASUs not listed below were assessed and determined to be not applicable.

Recently Adopted Accounting Pronouncements

ASU 2023-07
In November 2023, the FASB issued ASU 2023-07 on Improvements to Reportable Segment Disclosures to enhance interim and annual disclosures at the segment level. Entities are required to provide disclosures of significant segmented expenses and other categories used by the Chief Operating Decision Maker (“CODM”). The update also clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment, and contains other disclosure requirements. The update is effective for annual periods beginning after January 1, 2024 and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this ASU for annual periods as of and for the year ended December 31, 2024 and interim periods beginning on January 1, 2025. The CODM has determined that the Company operates in a single operating and reportable segment and manages segment profit (loss) based upon consolidated net income (loss). The impact of adoption on the Company's consolidated financial statements was disclosure of the segment measure of profit (loss) and the measure of segment assets reported on the consolidated balance sheet as total consolidated assets used by the CODM to assess segment performance and allocate resources.

Recently Issued Accounting Pronouncements Not Yet Adopted

ASU 2023-09
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures. The update requires enhanced jurisdictional and other disaggregated disclosures for the effective tax rate reconciliation and income taxes paid and is effective for fiscal years beginning after December 15, 2024. The Company expects incremental disclosures in its Annual Report on Form 10-K for the 2025 fiscal year, and accordingly, we do not expect the adoption of ASU 2023-09 to have a material effect on our financial position, results of operations or cash flows.

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
NOTE 3 – INVENTORIES, NET

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

The current replacement costs of LIFO inventories exceeded their recorded values by $22.4 million and $28.4 million as of March 31, 2025 and December 31, 2024, respectively.

Inventories consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
New recreational vehicles	$170,628	$188,918
Pre-owned recreational vehicles	28,664	43,062
Parts, accessories and other	5,739	8,396
	205,031	240,376
Less: excess of current cost over LIFO	(22,424)	(28,430)
Inventories, net	$182,607	$211,946

NOTE 4 – INTANGIBLE ASSETS

We evaluate our indefinite-lived intangible assets, which includes our trade names, for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value below the carrying value of the indefinite-lived intangible assets between annual impairment assessments. As we have only one reporting unit, any impairment assessment on indefinite-lived intangible assets is performed at the consolidated level.

During the three months ended March 31, 2025, the market price of our common stock declined significantly, which impacts the derived discount rate within the impairment model utilized by the Company. This, along with lower revenue projections, resulted in us determining that triggering events occurred on indefinite-lived intangible assets at March 31, 2025, and a quantitative impairment assessment was performed. The fair value of indefinite-lived intangible assets was estimated using the relief from royalty method, which is based on management's estimates of projected revenues and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected revenues. The approach used by management to measure the fair value of indefinite-lived intangible assets for impairment evaluation is considered a Level 3 fair value measurement.

Based on the quantitative impairment assessment performed, we determined that the estimated fair value of our indefinite-lived intangible assets was lower than its carrying value primarily as the result of a decrease in the Company’s stock price, coupled with lower revenue projections. Consequently, we recorded a non-cash impairment charge of $2.9 million during the three months ended March 31, 2025.

Intangible assets and related accumulated amortization were as follows:

	March 31, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$45,649	$26,236	$19,413	$45,649	$25,204	$20,445
Customer relationships	10,050	5,870	4,180	10,050	5,655	4,395
Non-compete agreements	230	217	13	230	213	17
	55,929	32,323	23,606	55,929	31,072	24,857
Non-amortizable intangible assets:
Trade names and trademarks	27,200	—	27,200	30,100	—	30,100
Total	$83,129	$32,323	$50,806	$86,029	$31,072	$54,957

Amortization expense related to intangible assets was $1.3 million and $2.3 million for the three months ended March 31, 2025 and 2024, respectively.

Future amortization of intangible assets is as follows:

(In thousands)
Remainder of 2025	$3,755
2026	4,328
2027	4,018
2028	4,018
2029	4,015
Thereafter	3,472
Total	$23,606
NOTE 5 – ASSETS HELD FOR SALE

During the fourth quarter of 2024, we entered into (i) an Asset Purchase Agreement (the “Camping World Asset Purchase Agreement”) with certain subsidiaries (the “Camping World Asset Buyers”) of Camping World Holdings, Inc. (“Camping

World”) to sell all of the assets at our facilities in Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington (the “Camping World Asset Sales”) and (ii) a Real Estate Purchase Agreement (as amended, modified, or supplemented from time, the “Real Estate Purchase Agreement”) with a subsidiary of Camping World (together with the Camping World Asset Buyers, the “Camping World Buyers”), pursuant to which we agreed to sell certain real estate located in Elkhart, Indiana; Surprise, Arizona; and Murfreesboro, Tennessee (such transactions, together with the Camping World Asset Sales, the “Camping World Sales”). During February 2025 and March 2025, we closed on the sale of five of the facilities (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington). We received net proceeds of $113.9 million and recorded a loss of $0.5 million related to these sales during the three months ended March 31, 2025. We used the net proceeds from the Camping World Sales for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes.

Camping World informed us that it elected to not consummate the Camping World Asset Sales with respect to the remaining two facilities under the Camping World Asset Purchase Agreement (Council Bluffs, Iowa; and Portland, Oregon). On March 28, 2025, we delivered written notice to Camping World to (a) exercise our remedy under Section 12.10 of the Camping World Asset Purchase Agreement for Camping World’s failure to complete such closings, namely to relieve us from any obligation to issue 9,708,737 shares of its common stock to Camping World’s subsidiary under Section 6.10 of the Camping World Asset Purchase Agreement; and (b) terminate the Camping World Asset Purchase Agreement effective on March 31, 2025, the outside date under the Camping World Asset Purchase Agreement.

During the three months ended March 31, 2025, we concluded the assets and liabilities of the Portland, Oregon; Council Bluffs, Iowa; and certain land near the previously closed Waller, Texas dealership met the held for sale criteria as of March 31, 2025. The following table presents the components of assets held for sale and liabilities related to assets held for sale as of March 31, 2025 and December 31, 2024:

(In thousands)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Inventories	$16,049	$86,781
Prepaid expenses and other	—	88
Current assets held for sale	$16,049	$86,869
Long-term assets:
Property and equipment, net	21,115	86,420
Operating lease assets	303	10,731
Other assets	—	8
Valuation allowance on assets held for sale	(2,855)	(21,412)
Long-term assets held for sale	$18,563	$75,747

LIABILITIES
Current liabilities:
Financing liability, current portion	111	104
Operating lease liability, current portion	109	1,426
Current liabilities held for sale	$220	$1,530
Long-term liabilities:
Financing liability, non-current portion	13,530	13,562
Operating lease liability, non-current portion	199	9,439
Long-term liabilities held for sale	$13,729	$23,001
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

There were no significant financing lease additions or terminations during the three months ended March 31, 2025.

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

During the three months ended March 31, 2025, we assigned our operating leases of our buildings at our Surprise, Arizona; Woodland, Washington; and Sturtevant, Wisconsin locations to Camping World’s subsidiaries at the closing of the related Camping World Sales.
NOTE 7 – DEBT

M&T Credit Facilities
As of March 31, 2025, the M&T Credit Agreement provided us with a $265.0 million floor plan credit facility (the “Floor Plan Credit Facility”) and zero remaining availability under a revolving credit facility (the “Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027. As of March 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.8 million.

On March 27, 2025, the Company entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “March M&T Waiver”) relating to the M&T Credit Agreement. Under the March M&T Waiver, M&T Bank and the requisite Lenders agreed (a) to waive the requirement under the M&T Credit Agreement that the Camping World Asset Sale with respect to the facilities located in Council Bluffs, Iowa and Portland, Oregon be consummated (whether before, on or after March 31, 2025), (b) to extend the deadline that the loan parties have to pay certain construction payables from March 31, 2025 to September 30, 2025; and (c) that the loan parties would be permitted to deliver, together with their financial statements with respect to their fiscal year ended December 31, 2024, an audit opinion that has a “going concern” or like qualification or exception. The March M&T Waiver also reduced the aggregate floor plan loan commitments of the lenders to $265.0 million.

As of March 31, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of March 31, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of March 31, 2025, there was $210.9 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.8 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets other than real estate, and obligations under the Revolving Credit Facility are also secured by second-lien mortgages on substantially all of our real estate.

The M&T Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the M&T Credit Facilities due and payable or foreclose on the collateral, the lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The M&T Credit Agreement contains a cross-default provision applicable to the Coliseum Loan Agreement and the First Horizon Mortgage, each described below.

The M&T Floor Plan Credit Facility consisted of the following:

(In thousands)	March 31, 2025	December 31, 2024
Floor plan notes payable, gross	$211,401	$306,537
Debt discount	(481)	(501)
Floor plan notes payable, net of debt discount	$210,920	$306,036

Other Long-Term Debt

Other outstanding long-term debt consisted of the following:

	March 31, 2025			December 31, 2024
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$24,384	$(4,511)	$19,873	$70,994	$(6,192)	$64,802
Less: current portion	346	—	346	1,168	—	1,168
Total	$24,038	$(4,511)	$19,527	$69,826	$(6,192)	$63,634

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of March 31, 2025, there was $12.7 million outstanding related to the Knoxville, Tennessee mortgage (the “First Horizon Mortgage”), which is classified on our balance sheets as long-term debt.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC as lender (the “Lender”) under which the Lender provided us with a term loan initially in the principal amount of $35.0 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 72% of our common stock (including warrants on an as-exercised basis) as of March 31, 2025, and the Lender is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in related party debt, net of debt discount in our consolidated balance sheets. The accrued pay-in-kind interest is included in other long-term liabilities in our balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at an exercise price of $5.25 per share, subject to certain adjustments (which exercise price was subsequently adjusted to $3.83 on November 15, 2024 in connection with an issuance of common stock by us). The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

In February 2025, we sold our Surprise, Arizona dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $18.0 million. In March 2025, we sold our Elkhart, Indiana dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $12.8 million. As of March 31, 2025, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $18.4 million.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$8,846
2026	17,857
2027	9,750
2028	435
2029	465
Thereafter	14,875
Total	$52,228
NOTE 8 – REVENUE AND CONCENTRATIONS

Revenue Recognition
Revenue from the sale of vehicle contracts is recognized at a point in time on delivery, transfer of title, and completion of financing arrangements.

Revenue from the sale of parts, accessories, and related service is recognized as services and parts are delivered or as a customer approves elements of the completion of service.

We receive commissions from the sale of insurance and vehicle service contracts to customers. In addition, we arrange financing for customers through various financial institutions and receive commissions. We may be charged back (“charge-backs”) for financing fees, insurance, or vehicle service contract commissions in the event of early termination of the contracts by our customers. Revenue from financing fees and commissions are recorded at the time of the sale of the vehicle and an allowance for future charge-backs is established based on historical operating results and the termination provision of the applicable contracts. The estimates for future chargebacks require judgment by management, and as a result, there is an element of risk associated with these revenue streams.

We have an accrual for charge-backs which totaled $9.0 million and $8.7 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued expenses and other current liabilities in the accompanying balance sheets.

Revenue by State
Revenue for each state that generated 10% or more of our total revenue was as follows (unaudited):

	Three Months Ended March 31,
	2025	2024
Florida	48%	44%
Tennessee	11%	10%
Arizona	13%	<10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather conditions and natural disasters.

Supplier Concentrations
Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three Months Ended March 31, 2025
	2025	2024
Thor Industries, Inc.	56%	40%
Winnebago Industries, Inc.	19%	29%
Forest River, Inc.	22%	24%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement’s terms.
NOTE 9 – EARNINGS (LOSS) PER SHARE

We compute basic and diluted earnings (loss) per share (“EPS”) by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

We are required in periods in which we have net income to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A convertible preferred stock (“Series A Preferred Stock”) had the right to receive dividends or dividend equivalents should we have declared dividends on our common stock as if such holder of the Series A Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration the participation of holders of Series A Preferred Stock in dividends on an as-converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. From December 27, 2024 through March 31, 2025, we no longer had any shares of Series A Preferred Stock outstanding, but EPS was calculated as described herein for periods in which the Series A Preferred Stock was outstanding.

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

In periods in which we have a net loss, basic loss per share is calculated by dividing the loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. The two-class method is not used because the Series A Preferred Stock does not participate in losses. As such, the net loss was attributed entirely to common stockholders.

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Basic loss per share:
Net loss attributable to common stock and participating securities used to calculate basic loss per share	$(9,533)	$(23,964)
Weighted average common shares outstanding	110,000,095	14,068,320
Dilutive effect of pre-funded warrants	300,357	300,357
Weighted average shares outstanding for EPS	110,300,452	14,368,677
Basic loss per share	$(0.09)	$(1.67)

Diluted loss per share:
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(9,533)	$(23,964)
Weighted average common shares outstanding	110,000,095	14,068,320
Weighted average pre-funded warrants	300,357	300,357
Weighted average shares outstanding for EPS	110,300,452	14,368,677
Diluted loss per share	$(0.09)	$(1.67)

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their impact would have been anti-dilutive for the periods presented:

	Three Months Ended March 31,
	2025	2024
Shares underlying warrants	10,194,174	—
Stock options	1,689,823	295,038
Restricted stock units	142,754	215,646
Shares issuable under the Employee Stock Purchase Plan	228,535	31,938
Share equivalents excluded from EPS	12,255,286	542,622
NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations
See Note 6 – Leases to our financial statements for lease obligations.

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
NOTE 11 – STOCKHOLDERS’ EQUITY

Cash Received as Nonrefundable Deposit
In the fourth quarter of 2024, we received a $10.0 million nonrefundable deposit under the Camping World Asset Purchase Agreement in exchange for the Company’s agreement to issue 9,708,737 shares of its common stock to Camping World upon final closing of the transactions contemplated by the Camping World Asset Purchase Agreement. Such number of shares equals $10.0 million divided by $1.03, which was the Minimum Price as defined in Nasdaq Rule 5635(d).

In the first quarter of 2025, Camping World informed us that it elected to not consummate the Camping World Asset Sales with respect to the Council Bluffs, Iowa; and Portland, Oregon facilities. On March 28, 2025, we delivered written notice to Camping World to (a) exercise our remedy under Section 12.10 of the Camping World Asset Purchase Agreement for Camping World’s failure to complete such closings, namely to relieve us from any obligation to issue 9,708,737 shares of its common stock to Camping World’s subsidiary under Section 6.10 of the Camping World Asset Purchase Agreement; and (b) terminate the Camping World Asset Purchase Agreement effective on March 31, 2025, the outside date under the Camping World Asset Purchase Agreement. The $10.0 million nonrefundable deposit was recorded as additional paid-in capital in the statements of stockholders’ equity in the fourth quarter of 2024.

Stock-Based Compensation
Stock-based compensation expense is included in selling, general and administrative expense on our statements of operations and comprehensive loss. We recognized stock-based compensation expense of $0.3 million and $0.5 million for the three months ended March 31, 2025 and 2024, respectively.

Amended and Restated 2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of March 31, 2025, there were 918,889 shares of common stock available to be issued under the 2018 Plan.

2019 Employee Stock Purchase Plan
We reserved a total of 900,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of March 31, 2025, 491,560 shares remained available for future issuance.

Stock Options
Stock option activity for the three months ended March 31, 2025 was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	1,732,768	$3.43	9.25 years	$—
Cancelled or terminated	(42,945)	12.38
Options outstanding at March 31, 2025	1,689,823	3.20	9.03 years	—
Options outstanding and vested at March 31, 2025	189,823	3.20	9.03 years	—

Performance-Based Stock Options
In September 2024, as an inducement grant in connection with hiring our Interim Chief Executive Officer, Ronald Fleming, we granted Mr. Fleming a performance-based stock option for 1,500,000 shares of our common stock, with a strike price equal to $2.00 per share. The stock option is subject to double trigger vesting as follows: (a) 12 month period of his continuous employment with the Company from September 14, 2024 through September 14, 2025 and (b) then, thereafter, during his further continuous employment with the Company: (x) 50% of the options will vest when the closing price of the common stock reaches or exceeds $4.00 per share for 20 consecutive trading days and (y) 50% of the options will vest when the closing price of the common stock reaches or exceeds $6.00 for 20 consecutive trading days. The stock option will be exercisable by Mr. Fleming only while employed by the Company and only to the extent vested. The stock option was an inducement grant under NASDAQ Listing Rule 5635(c)(4), and was issued outside of the 2018 Plan. The fair value and derived service periods of the stock option were determined based on a Monte Carlo valuation model, which includes estimates of the Company’s stock price volatility. Expense for these grants is being recognized on a straight-line basis over each tranche’s derived service period.

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the three months ended March 31, 2025 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	224,762	$3.78
Granted	195,486	0.77
Vested	(269,062)	1.91
Forfeited	(8,432)	4.07
Outstanding at March 31, 2025	142,754	3.17

Warrants
As of March 31, 2025, there were 10,194,174 warrants outstanding with an exercise price of $3.83. Our warrants were recorded at fair value at the end of each reporting period and transaction date. Changes in fair value were recorded in our statements of operations and comprehensive loss. Warrant liabilities are categorized within Level 3 of the fair value hierarchy, which is defined as significant unobservable inputs, including our own assumptions in determining fair value.

Changes in the Level 3 warrant liability were as follows:

(In thousands)
Balance at December 31, 2024	$5,709
Measurement adjustment	(4,282)
Balance at March 31, 2025	$1,427

Prefunded Warrants
As of March 31, 2025, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. There was no activity related to these warrants during the three months ended March 31, 2025.
NOTE 12 – RELATED PARTY TRANSACTIONS
We have a term loan outstanding with Coliseum Holdings I, LLC, a related party, with a maturity date of December 29, 2026. As of March 31, 2025, the outstanding principal balance of the loan, including all interest paid-in-kind through such date, was $18.4 million. See Note 7 – Debt to our financial statements for additional information.
NOTE 13 – SEGMENT INFORMATION

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
NOTE 14 – SUBSEQUENT EVENTS

Limited Waiver and Consent with Respect to M&T Credit Agreement

On April 30, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (as amended by the First Amendment to Limited Waiver and Consent dated May 9, 2025, the “M&T Waiver”) in connection with the M&T Credit Agreement. The April M&T Waiver granted the Company temporary waivers of existing or potential defaults or events of default resulting from any the following: the Company not making certain vehicle curtailment payments during the month of April 2025; the Company not making certain interest payments that were otherwise payable on May 1, 2025; the Company not complying with the minimum liquidity covenant for the month ended April 30, 2025; the Company not complying with certain covenants relating to payment of liabilities due to third parties and the payment of taxes; the inaccuracy of the Company’s solvency representation, to the extent it was inaccurate or if it becomes inaccurate during the M&T Waiver Period (as defined below); and certain actual or potential cross-defaults under other credit facilities, including the Coliseum Loan Agreement. The foregoing waivers apply for a period (the “M&T Waiver Period”) beginning on April 30, 2025 and lasting until the earliest to occur of (a) 11:59 P.M. (Eastern Time) on June 20, 2025 and (b) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the M&T Waiver or the occurrence of any other default or event of default under the M&T Credit Agreement. At the end of the M&T Waiver Period, the waivers described above will cease to be of any force or effect.

Under the M&T Waiver, M&T and the Required Lenders (as defined in the M&T Credit Agreement) consented to the consummation by the Company and its subsidiaries of certain asset sales (the “Proposed Asset Sales”) with respect to their facilities located in Fort Pierce, Florida; Mesa, Arizona; Longmont, Colorado; Las Vegas, Nevada; and Surprise, Arizona. In order to qualify as approved asset sales under the terms of the M&T Waiver, the Proposed Asset Sales must meet the terms and conditions set forth in the M&T Waiver, including, without limitation, (a) a minimum purchase price for specified groups of facilities, (b) a requirement that the purchase price methodology be acceptable to M&T and the Required Lenders and (c) that the definitive purchase agreements and related sources and uses for each Proposed Asset Sale must be in form and substance satisfactory to M&T and the Required Lenders.

The Company also agreed in the M&T Waiver, among other terms: (a) on or before May 14, 2025, to engage a chief administrative officer acceptable to M&T and the Required Lenders, until such time as mutually agreed between the loan parties and the Required Lenders and (b) to additional restrictions on transactions, including investments, dispositions and payments, outside the ordinary course of business until the expiration or termination of the M&T Waiver Period.

The foregoing description of the M&T Waiver is qualified in its entirety by reference to the full text of the Limited Waiver and Consent with Respect to Credit Agreement and the First Amendment to Limited Waiver and Consent with Respect to Credit Agreement, copies of which are attached as Exhibits 10.3 and 10.4 hereto and incorporated herein by reference.

Temporary Waiver of Defaults Under Coliseum Loan Agreement

On April 30, 2025, certain of our subsidiaries entered into a Temporary Waiver of Defaults, Agreement to Delay May 1, 2025 Monthly Payment Date and Consent (the “Coliseum Waiver”) with the Lender in connection with the Coliseum Loan Agreement.

The Coliseum Waiver grants us and our subsidiaries temporary waivers of existing or potential defaults or events of default resulting from any of the following: certain of our subsidiaries not complying with certain covenants relating to payment of taxes; us not complying with our financial covenant to maintain liquid assets of not less than $5,000,000; and certain actual or potential cross-defaults under other credit facilities, including under the M&T Credit Agreement. The foregoing waivers apply for a period (the “Coliseum Waiver Period”) beginning on April 30, 2025 and lasting until the earlier of (a) the end of the M&T Waiver Period and (b) the occurrence of any other default or event of default under the Coliseum Loan Agreement. At the end of the Coliseum Waiver Period, the waivers described above will cease to be of any force or effect.

In addition, under the Coliseum Waiver: (a) the Lender agreed to change the due date for payment of monthly interest that otherwise would have occurred on May 1, 2025 to the end of the Coliseum Waiver Period, with all interest incurred from (and including) April 1, 2025, through and including April 30, 2025 being due and payable at the end of the Coliseum Waiver Period; and (b) the Lender consented to the Proposed Asset Sales on the terms and conditions set forth in the Coliseum Waiver.

The foregoing description of the Coliseum Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.5 hereto and incorporated herein by reference.

Asset Purchase Agreement with General R.V.

On May 9, 2025, the Company and certain of its indirect subsidiaries (the “General R.V. Asset Sellers” and, together with the Company, the “General R.V. Seller Parties”) entered into an Asset Purchase Agreement (the “General R.V. Asset Purchase Agreement”) with General R.V. Center, Inc. (“General R.V.”) pursuant to which the General R.V. Asset Sellers agreed to sell substantially all of the assets (the “General R.V. Purchased Assets”) contributing to their operation of recreational vehicle sales and service dealerships (the “Business”) in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona to General R.V. (each a “General R.V. Asset Sale”) for an aggregate purchase price of approximately $5.6 million, plus further cash for new and used RV inventory; parts and accessories inventory; supplies; and service work in process (as allocated and valued in accordance with Exhibit A to the General R.V. Asset Purchase Agreement), subject to certain adjustments and the terms and conditions set forth therein.

The General R.V. Asset Purchase Agreement contemplates a series of closing on a dealership-by-dealership basis. Subject to the terms and conditions therein, the parties agreed in the General R.V. Asset Purchase Agreement to close: (i) the Mesa, Arizona dealership General R.V. Asset Sale on or before May 23, 2025; (ii) the Fort Pierce, Florida dealership General R.V. Asset Sale on or before June 6, 2025, simultaneously with the closing of the Fort Pierce Real Estate Sale (as defined below) on or before June 6, 2025; and (iii) the Longmont, Colorado dealership General R.V. Asset Sale on or before June 13, 2025.

The General R.V. Asset Purchase Agreement contains customary representations, warranties and covenants related to the Business and the Asset Sale, including that each General R.V. Asset Seller agreed to operate the applicable Business in the ordinary course of business until the closing of the applicable General R.V. Asset Sale.

The General R.V. Asset Purchase Agreement may be terminated prior to the closing of the final General R.V. Asset Sale: (i) by mutual written consent of the parties, (ii) by General R.V. or any General R.V. Seller Party in the case of certain governmental orders or laws prohibiting the General R.V. Asset Sales, (iii) by General R.V. or any General R.V. Seller Party if any of the conditions to the closing of the final General R.V. Asset Sale are not satisfied on or before June 16, 2025, as such date may be extended from time to time with the written consent of the parties (provided that the party invoking this termination right has not breached the General R.V. Asset Purchase Agreement in certain respects), or (iv) by a non-breaching party upon certain uncured or incurable breaches of the General R.V. Asset Purchase Agreement by the other party or parties.

Pursuant to the General R.V. Asset Purchase Agreement, a portion of the proceeds of each General R.V. Asset Sale will go to the repayment of any indebtedness secured by the applicable General R.V. Purchased Assets.

The foregoing description of the General R.V. Asset Purchase Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 2.1 hereto, and is incorporated herein by reference. The representations, warranties and covenants contained in the General R.V. Asset Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Real Estate Purchase Agreement with General R.V.

Also on May 9, 2025, LD Real Estate, LLC, an indirect subsidiary of the Company (“General R.V. Real Estate Seller”), entered into a Real Estate Purchase Agreement (the “General R.V. Real Estate Purchase Agreement”) with FL ST Lucie 95, LLC, a subsidiary of General R.V. (“General R.V. Real Estate Purchaser”), pursuant to which the General R.V. Real Estate Purchaser agreed to purchase the General R.V. Real Estate Seller’s owned real estate where the applicable General R.V. Asset Seller operates the dealership subject to the General R.V. Asset Purchase Agreement in Fort Pierce, Florida, for approximately $21.0 million in cash, subject to certain adjustments and the terms and conditions set forth therein (the “Fort Pierce Real Estate Sale”). The General R.V. Real Estate Purchase Agreement would terminate automatically in the event that the General R.V. Asset Purchase Agreement is terminated in accordance with its terms.

The foregoing description of the General R.V. Real Estate Purchase Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 2.2 hereto, and is incorporated herein by reference. The representations, warranties and covenants contained in the General R.V. Real Estate Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read together with our financial statements and related notes included in Part I, Item 1 of this Form 10-Q, as well as our 2024 Form 10-K.

The Company refers to the condensed consolidated financial statements collectively as “financial statements,” and individually as “statements of operations and comprehensive loss,” “balance sheets,” “statements of stockholders’ equity,” and “statements of cash flows” herein.
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
•Changes in expected operating results, such as store performance, and selling, general and administrative expenses (“SG&A”);
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
•Our ability to secure additional funds through debt financing transactions or other transactions on terms acceptable to us;
•Dilution related to our outstanding warrants, options and equity awards; and
•Our business strategies for customer retention, growth, market position, financial results and risk management.
Business Overview

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

As of March 31, 2025, we operate 17 dealerships in 11 states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Note 1 – Business Organization and Nature of Operations to our condensed consolidated financial statements for additional information.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 3,400 new and pre-owned RVs. We have more than 400 service bays, and each location has an RV parts and accessories store. We employ approximately 920 people at our 17 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S. Our dealerships attract customers from all states except Hawaii.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we use customer relationship management tools and analytics to actively engage, market and sell our products and services.

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 97.0% of the new vehicles that we sold in the quarter ended March 31, 2025, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail sales are currently a strategic focus for growth. Our pre-owned vehicle operations provide an opportunity to generate sales to customers unable or unwilling to purchase a new vehicle, to sell models other than the store’s new vehicle models, access additional used vehicle inventory through trade-ins and increase sales from finance and insurance products. We sell a comprehensive selection of pre-owned RVs at our dealership locations. We have established a goal to reach a pre-owned to new ratio of 1:1. Strategies to achieve this target include reducing wholesale sales, procuring additional pre-owned RV inventory direct from consumers and selling deeper into the pre-owned RV spectrum. We achieved a pre-owned to new ratio of 70.4% in the quarter ended March 31, 2025.

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

Service, Body and Parts and Other
With more than 400 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 220 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform original equipment manufacturer (“OEM”) warranty repairs for most RV components. Earnings from service, body and parts and other have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one. Service, body and parts and other is a strategic area of focus and an area of opportunity to grow additional earnings.

Recent Developments

Camping World Sales

During the fourth quarter of 2024, we entered into (i) the Camping World Asset Purchase Agreement to sell all of the assets at our facilities in Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington and (ii) a Real Estate Purchase Agreement (as amended, modified, or supplemented from time, the “Real Estate Purchase Agreement”) with a subsidiary of Camping World

(together with the Camping World Asset Buyers, the “Camping World Buyers”), pursuant to which we agreed to sell certain real estate located in Elkhart, Indiana; Surprise, Arizona; and Murfreesboro, Tennessee (such transactions, together with the Camping World Asset Sales, the “Camping World Sales”). During February 2025 and March 2025, the Camping World Buyers closed on the sale of five of the facilities (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington). We received net proceeds of $113.9 million from the sale of the five dealerships sold in the Camping World Sales. Such proceeds from the Camping World Sales were used for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes. We recorded a loss of $0.5 million related to these sales during the three months ended March 31, 2025.

Camping World elected not to consummate the Camping World Asset Sales with respect to the remaining two facilities under the Camping World Asset Purchase Agreement (Portland, Oregon and Council Bluffs, Iowa). On March 28, 2025, we delivered written notice to Camping World to (a) exercise our remedy under Section 12.10 of the Camping World Asset Purchase Agreement for Camping World’s failure to complete such closings, namely to relieve us from any obligation to issue 9,708,737 shares of its common stock to Camping World’s subsidiary under Section 6.10 of the Camping World Asset Purchase Agreement; and (b) terminate the Camping World Asset Purchase Agreement effective on March 31, 2025, the outside date under the Camping World Asset Purchase Agreement. We determined the Portland, Oregon and Council Bluffs, Iowa locations met the held for sale criteria as of March 31, 2025 and classified them as such on our balance sheets.

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

Limited Waiver and Consent with Respect to M&T Credit Agreement

On April 30, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (as amended by First Amendment to Limited Waiver and Consent dated May 9, 2025, the “M&T Waiver”) in connection with the M&T Credit Agreement. The M&T Waiver granted the Company temporary waivers of existing or potential defaults or events of default resulting from any the following: the Company not making certain vehicle curtailment payments during the month of April 2025; the Company not making certain interest payments that were otherwise payable on May 1, 2025; the Company not complying with the minimum liquidity covenant for the month ended April 30, 2025; the Company not complying with certain covenants relating to payment of liabilities due to third parties and the payment of taxes; the inaccuracy of the Company’s solvency representation, to the extent it was inaccurate or if it becomes inaccurate during the M&T Waiver Period; and certain actual or potential cross-defaults under other credit facilities, including the Coliseum Loan Agreement. The foregoing waivers apply for the M&T Waiver Period. At the end of the M&T Waiver Period, the waivers described above will cease to be of any force or effect.

Under the M&T Waiver, M&T and the Required Lenders (as defined in the M&T Credit Agreement) consented to the consummation by the Company and its subsidiaries of the Proposed Asset Sales with respect to their facilities located in Fort Pierce, Florida; Mesa, Arizona; Longmont, Colorado; Las Vegas, Nevada; and Surprise, Arizona. In order to qualify as approved asset sales under the terms of the M&T Waiver, the Proposed Asset Sales must meet the terms and conditions set forth in the M&T Waiver, including, without limitation, (a) a minimum purchase price for specified groups of facilities, (b) a requirement that the purchase price methodology be acceptable to M&T and the Required Lenders and (c) that the definitive purchase agreements and related sources and uses for each Proposed Asset Sale must be in form and substance satisfactory to M&T and the Required Lenders.

The Company also agreed in the M&T Waiver, among other terms: (a) on or before May 14, 2025, to engage a chief administrative officer acceptable to M&T and the Required Lenders, until such time as mutually agreed between the loan parties and the Required Lenders and (b) to additional restrictions on transactions, including investments, dispositions and payments, outside the ordinary course of business until the expiration or termination of the M&T Waiver Period.

The foregoing description of the M&T Waiver is qualified in its entirety by reference to the full text of the Limited Waiver and Consent with Respect to Credit Agreement and the First Amendment to Limited Waiver and Consent with Respect to Credit Agreement, copies of which are attached as Exhibits 10.3 and 10.4 hereto and incorporated herein by reference.

Temporary Waiver of Defaults Under Coliseum Loan Agreement

On April 30, 2025, certain of our subsidiaries entered the Coliseum Waiver with the Lender in connection with the Coliseum Loan Agreement.

The Coliseum Waiver grants us and our subsidiaries temporary waivers of existing or potential defaults or events of default resulting from any of the following: certain of our subsidiaries not complying with certain covenants relating to payment of taxes; us not complying with our financial covenant to maintain liquid assets of not less than $5,000,000; and certain actual or potential cross-defaults under other credit facilities, including under the M&T Credit Agreement. The foregoing waivers apply for the Coliseum Waiver Period. At the end of the Coliseum Waiver Period, the waivers described above will cease to be of any force or effect.

In addition, under the Coliseum Waiver: (a) the Lender agreed to change the due date for payment of monthly interest that otherwise would have occurred on May 1, 2025 to the end of the Coliseum Waiver Period, with all interest incurred from (and including) April 1, 2025, through and including April 30, 2025 being due and payable at the end of the Coliseum Waiver Period; and (b) the Lender consented to the Proposed Asset Sales on the terms and conditions set forth in the Coliseum Waiver.

The foregoing description of the Coliseum Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.5 hereto and incorporated herein by reference.

Asset Purchase Agreement with General R.V.

On May 9, 2025, the General R.V. Seller Parties entered into the General R.V. Asset Purchase Agreement with General R.V., pursuant to which the General R.V. Asset Sellers agreed to sell the General R.V. Purchased Assets contributing to the Business in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona to General R.V. for an aggregate purchase price of approximately $5.6 million, plus further cash for new and used RV inventory; parts and accessories inventory; supplies; and service work in process (as allocated and valued in accordance with Exhibit A to the General R.V. Asset Purchase Agreement), subject to certain adjustments and the terms and conditions set forth therein.

The General R.V. Asset Purchase Agreement contemplates a series of closing on a dealership-by-dealership basis. Subject to the terms and conditions therein, the parties agreed in the General R.V. Asset Purchase Agreement to close: (i) the Mesa, Arizona dealership General R.V. Asset Sale on or before May 23, 2025; (ii) the Fort Pierce, Florida dealership General R.V. Asset Sale on or before June 6, 2025, simultaneously with the closing of the Fort Pierce Real Estate Sale on or before June 6, 2025; and (iii) the Longmont, Colorado dealership General R.V. Asset Sale on or before June 13, 2025.

The General R.V. Asset Purchase Agreement contains customary representations, warranties and covenants related to the Business and the Asset Sale, including that each General R.V. Asset Seller agreed to operate the applicable Business in the ordinary course of business until the closing of the applicable General R.V. Asset Sale.

The General R.V. Asset Purchase Agreement may be terminated prior to the closing of the final General R.V. Asset Sale: (i) by mutual written consent of the parties, (ii) by General R.V. or any General R.V. Seller Party in the case of certain governmental orders or laws prohibiting the General R.V. Asset Sales, (iii) by General R.V. or any General R.V. Seller Party if any of the conditions to the closing of the final General R.V. Asset Sale are not satisfied on or before June 16, 2025, as such date may be extended from time to time with the written consent of the parties (provided that the party invoking this termination right has not breached the General R.V. Asset Purchase Agreement in certain respects), or (iv) by a non-breaching party upon certain uncured or incurable breaches of the General R.V. Asset Purchase Agreement by the other party or parties.

Pursuant to the General R.V. Asset Purchase Agreement, a portion of the proceeds of each General R.V. Asset Sale will go to the repayment of any indebtedness secured by the applicable General R.V. Purchased Assets.

The foregoing description of the General R.V. Asset Purchase Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 2.1 hereto, and is incorporated herein by reference. The representations, warranties and covenants contained in the General R.V. Asset Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Real Estate Purchase Agreement with General R.V.

Also on May 9, 2025, the General R.V. Real Estate Seller entered into the General R.V. Real Estate Purchase Agreement with the General R.V. Real Estate Purchaser, pursuant to which the General R.V. Real Estate Purchaser agreed to purchase the General R.V. Real Estate Seller’s owned real estate where the applicable General R.V. Asset Seller operates the dealership subject to the General R.V. Asset Purchase Agreement in Fort Pierce, Florida, for approximately $21.0 million in cash, subject to certain adjustments and the terms and conditions set forth therein. The General R.V. Real Estate Purchase Agreement would terminate automatically in the event that the General R.V. Asset Purchase Agreement is terminated in accordance with its terms.

The foregoing description of the General R.V. Real Estate Purchase Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 2.2 hereto, and is incorporated herein by reference. The representations, warranties and covenants contained in the General R.V. Real Estate Purchase Agreement were made only for purposes of such agreement and as of specific dates, were solely for the benefit of the parties to such agreement and may be subject to limitations agreed upon by the contracting parties.

Results of Operations
The following table presents our consolidated financial results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024.

	Three Months Ended March 31,		Variance
(In thousands, except per unit data)	2025	2024
Revenue
New vehicle retail	$97,519	$152,691	$(55,172)	(36.1)%
Pre-owned vehicle retail	40,673	78,644	(37,971)	(48.3)%
Vehicle wholesale	2,056	6,249	(4,193)	(67.1)%
Consignment vehicle	1,489	466	1,023	219.5%
Finance and insurance	11,502	18,329	(6,827)	(37.2)%
Service, body and parts and other	12,576	13,741	(1,165)	(8.5)%
Total revenue	$165,815	$270,120	$(104,305)	(38.6)%

Gross profit
New vehicle retail	$10,847	$5,636	$5,211	92.5%
Pre-owned vehicle retail	8,679	8,911	(232)	(2.6)%
Vehicle wholesale	(64)	(2,211)	2,147	(97.1)%
Consignment vehicle	1,489	466	1,023	219.5%
Finance and insurance	11,068	17,636	(6,568)	(37.2)%
Service, body and parts and other	6,878	7,454	(576)	(7.7)%
LIFO	4,945	(126)	5,071	NM
Total gross profit	$43,842	$37,766	$6,076	16.1%

Gross profit margins
New vehicle retail	11.1%	3.7%	740	bps
Pre-owned vehicle retail	21.3%	11.3%	1,000	bps
Vehicle wholesale	(3.1)%	(35.4)%	3,230	bps
Consignment vehicle	100.0%	100.0%	NM
Finance and insurance	96.2%	96.2%	—	bps
Service, body and parts and other	54.7%	54.2%	50	bps
Total gross profit margin	26.4%	14.0%	1,240	bps
Total gross profit margin (excluding LIFO)	23.5%	14.0%	950	bps

Retail units sold
New vehicle retail	1,143	2,055	(912)	(44.4)%
Pre-owned vehicle retail	805	1,460	(655)	(44.9)%
Consignment vehicle	200	6	194	NM
Total retail units sold	2,148	3,521	(1,373)	(39.0)%

Average selling price per retail unit
New vehicle retail	$85,318	$74,263	$11,055	14.9%
Pre-owned vehicle retail	50,525	53,866	(3,341)	(6.2)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$9,490	$2,704	$6,786	251.0%
Pre-owned vehicle retail	10,781	6,103	4,678	76.7%
Finance and insurance	5,153	4,919	234	4.8%

Finance & insurance revenue per unit	$5,355	$4,919	$436	8.9%
*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $55.2 million, or 36.1%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to a 44.4% decrease in new vehicle retail units sold, offset by a 14.9% increase in average selling price per retail unit. The decrease in units sold was primarily due to the five dealerships sold in the Camping World Sales during the quarter ended March 31, 2025, which represented a decrease in new vehicle retail revenue of $18.6 million, and dealerships closed during the last twelve months, which represented a decrease in new vehicle retail revenue of $12.5 million. The increase in average selling price per unit was due to a sales mix shift towards available higher priced units and the concerted effort to discount sales prices on older new units in the prior year period.

New vehicle gross profit increased $5.2 million, or 92.5%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to the increase in average selling price mentioned above. New vehicle gross margin increased 740 basis points primarily due to the higher average selling price of new vehicles.

As of March 31, 2025, approximately 74% of our inventory was 2025 model year, 23% was 2024 model year, and only 3% was 2023 model year.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $38.0 million, or 48.3%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to a 44.9% decrease in pre-owned retail units sold and a 6.2% decrease in average selling price per retail unit. The decrease in units sold was primarily due to the five dealerships sold in the Camping World Sales during the quarter ended March 31, 2025, which represented a decrease in pre-owned vehicle retail revenue of $6.1 million, and dealerships closed during the last twelve months, which represented a decrease in pre-owned vehicle retail revenue of $5.8 million. Additionally, we restarted our consignment program in 2024 which shifted a portion of our gross pre-owned vehicle retail revenue to consignment vehicle revenue.

Pre-owned vehicle retail gross profit decreased $0.2 million, or 2.6%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to fewer units sold, offset by a 76.7% increase in average gross profit per unit. The increase in average selling price per unit was primarily due to the concerted effort to discount sales prices to move units in the prior year period.

Vehicle Wholesale
Vehicle wholesale revenue decreased $4.2 million, or 67.1% in the quarter ended March 31, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Vehicle wholesale gross profit increased $2.1 million, in the quarter ended March 31, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Consignment Vehicle
Consignment vehicle revenue increased $1.0 million, or 219.5%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to the consignment vehicle program starting in the prior year. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue in the quarter ended March 31, 2025 was composed of sales of $12.3 million less cost of consignment units of $10.8 million.

Finance and Insurance
Finance and insurance (“F&I”) revenue decreased $6.8 million, or 37.2%, in the quarter ended March 31, 2025 compared to the same period in 2024 primarily due to a decrease of 39.0% in total retail units sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue decreased 8.5% and our gross profit decreased 7.7% during the quarter ended March 31, 2025 compared to the same period in 2024, primarily due to dealerships closed during the last twelve months, which represented a decrease in service, body and parts and other revenue of $4.6 million, and the five dealerships sold in the Camping World Sales during the quarter ended March 31, 2025, which represented a decrease in service, body and parts and other revenue of $1.1 million.

Depreciation and Amortization

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$4,582	$5,461	$(879)	(16.1)%

The decrease in depreciation and amortization was primarily related to a decrease in property and equipment due to the dealership dispositions and closures mentioned above.
Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, stock-based compensation expense and transaction costs, and do not include depreciation and amortization expense or impairment charges.

SG&A expense was as follows:

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
SG&A expense	$38,629	$48,886	$(10,257)	(21.0)%
SG&A as percentage of revenue	23.3%	18.1%	520	bps

The decrease in SG&A expense was primarily related to a decrease in employee related costs of $6.4 million due to the reduction in workforce as a result of the dealership dispositions and closures, a decrease in marketing expenses of $2.2 million, and decreases in rent, information technology, and other miscellaneous expenses due to the dealership dispositions and closures, partially offset by an increase in transaction costs. The increase in SG&A as a percentage of revenue was primarily driven by a decrease in revenue discussed above, an increase in transaction costs and the continuation of certain fixed costs.
Impairment Charges

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Impairment charges	$2,900	$—	$2,900	NM

During the quarter ended March 31, 2025, we recorded a non-cash impairment charge on indefinite-lived intangible assets of $2.9 million. The impairment was primarily driven by a decrease in the Company’s stock price, coupled with lower revenue projections. Further deterioration in the Company’s revenue projections, including a reduction in revenue resulting from the closing of the General R.V. Asset Sale as discussed in Note 14 - Subsequent Events, or the weighted-average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations and the resulting impact to its assumptions about future estimated revenues and the weighted-average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted-average cost of capital increases, the Company may be required to record future indefinite-lived intangible asset impairment charges, which could be material.
Floor Plan Interest Expense

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Floor plan interest expense	$4,590	$7,676	$(3,086)	(40.2)%

The decrease in floor plan interest expense was related to a decrease in floor plan notes payable due to the dealership dispositions and, to a lesser extent, a decrease in the average floor plan borrowing rate. During the quarter ended March 31, 2025, our floor plan notes payable decreased by $95.1 million, or 31.1%, of which $61.2 million was the result of our dealership dispositions.

Other Interest Expense

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Other interest expense	$6,169	$4,523	$1,646	36.4%

The increase in other interest expense was primarily due to acceleration of unamortized debt discount of $1.0 million and debt exit cost incurred of $0.6 million during the quarter ended March 31, 2025 as a result of debt repayments on the term loan and mortgage debt.
Change in Fair Value of Warrant Liabilities

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Change in fair value of warrant liabilities	4,282	—	4,282	NM

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock.
Income Tax Expense

	Three Months Ended March 31,		Variance
($ in thousands)	2025	2024	$	%
Income tax (expense) benefit	$(328)	$6,800	$(7,128)	(104.8)%
Effective tax rate	(3.6)%	23.6%

Income tax expense of $0.3 million for the quarter ended March 31, 2025 primarily relates to state income taxes and changes in the valuation allowance. Currently, we are unable to recognize federal tax benefits from loss before income taxes due to our valuation allowance on our net operating loss, which was initially established in the second quarter of 2024. The change in our effective tax rate for the quarter ended March 31, 2025 compared to the same period in 2024 was primarily the result of continued application of our valuation allowance.
Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA
EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) excluding interest expense, income tax expense (benefit) and depreciation and amortization expense. Adjusted EBITDA, which is a non-GAAP financial measure, is further adjusted to include floor plan interest expense and excludes stock-based compensation expense; LIFO adjustment; impairment charges; loss (gain) on sale of businesses, property and equipment; and change in fair value of warrant liabilities.

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

The Company believes Adjusted EBITDA is an important measure of operating performance because it allows management, investors and others to evaluate and compare the Company’s core operating results from period to period by removing (i) the impact of the Company’s capital structure (interest expense from outstanding debt); (ii) tax consequences; (iii) asset base (depreciation, amortization and LIFO adjustments); (iv) the non-cash charges from asset impairments, stock-based compensation expense and change in fair value of warrant liabilities and (v) gains or losses on the sale of businesses, property and equipment. The Company uses Adjusted EBITDA internally to monitor operating results and to evaluate the performance of its business.

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended March 31,
(In thousands)	2025	2024
Net loss	$(9,533)	$(21,980)
Interest expense, net	10,759	12,199
Depreciation and amortization	4,582	5,461
Income tax expense (benefit)	328	(6,800)
EBITDA	6,136	(11,120)
Floor plan interest expense	(4,590)	(7,676)
LIFO adjustment	(4,945)	126
Loss on sale of businesses, property and equipment	459	—
Impairment charges	2,900	—
Gain on change in fair value of warrant liabilities	(4,282)	—
Stock-based compensation expense	297	509
Adjusted EBITDA	$(4,025)	$(18,161)

Adjusted Net Cash (Used In) Provided By Operating Activities
In accordance with U.S. GAAP, we report floor plan notes payable within cash flows from financing activities in the statements of cash flows. However, management believes that presenting activities relating to floor plan notes payable within cash flows from operating activities is useful in evaluating the Company’s cash flows from operating activities. The Company finances substantially all of our new vehicle inventory and certain of our used vehicle inventory through revolving floor plan arrangements. As a result, we use the non-GAAP measure adjusted net cash (used in) provided by operating activities to further evaluate our cash flows. We believe that adjusted net cash (used in) provided by operating activities eliminates excess volatility in our operating cash flows prepared in accordance with U.S. GAAP.

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

Cash Flow Summary

	Three Months Ended March 31,
(In thousands)	2025	2024
Net cash provided by operating activities	$26,032	$80,240
Net cash provided by (used) in investing activities	113,932	(8,765)
Net cash used in financing activities	(144,939)	(90,210)
Net decrease in cash	(4,975)	(18,735)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of March 31, 2025, our new vehicle days’ supply was 180 days which was 25 days less than our days’ supply as of December 31, 2024. As of March 31, 2025, our days’ supply of pre-owned vehicles was 82 days, which was 67 days less than our days’ supply at December 31, 2024. We calculate days’ supply of inventory based on current inventory levels and a 90-day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

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

To better understand the impact of these items, a reconciliation of adjusted net cash provided by operating activities, a non-GAAP financial measure to net cash provided by operating activities, is presented below:

	Three Months Ended March 31,		Variance
(In thousands)	2025	2024	$
Net cash provided by operating activities, as reported	$26,032	$80,240	$(54,208)
Net repayments on floor plan notes payable	(95,136)	(89,016)	(6,120)
Adjusted net cash used in operating activities	$(69,104)	$(8,776)	$(60,328)

The increase in adjusted net cash used in operating activities was primarily driven by repayments of $61.2 million of floor plan notes payable with net proceeds received from the Camping World Sales.

Investing Activities
During the three months ended March 31, 2025, we received $113.9 million net proceeds from the sale of the five dealerships sold in the Camping World Sales. Such proceeds from the Camping World Sales were used for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes. Additionally, capital expenditures decreased by $8.8 million during the three months ended March 31, 2025 compared to the same period in 2024. Forecasted capital expenditures for the fiscal year 2025 are expected to be less than $2.0 million, which is a significant decrease from capital expenditures in the fiscal year 2024.

Financing Activities
During the three months ended March 31, 2025, significant financing activities included $95.1 million of net repayments under our Floor Plan Credit Facility, repayments under our Revolving Credit Facility of $2.5 million, and repayments on long-term debt and finance liabilities of $47.3 million. Of these repayments of debt, net proceeds from the Camping World Sales were used to repay $61.2 million of floor plan notes payable and $46.1 million of term loan and mortgage debt.

M&T Credit Facilities
As of March 31, 2025, the M&T Credit Agreement provided us with $265.0 million Floor Plan Credit Facility and zero remaining availability under the Revolving Credit Facility, each of which mature February 21, 2027. As of March 31, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.8 million.

On March 27, 2025, the Company entered into the March M&T Waiver relating to the M&T Credit Agreement. Under the March M&T Waiver, M&T Bank and the requisite Lenders agreed (a) to waive the requirement under the M&T Credit

Agreement that the Camping World Asset Sale with respect to the facilities located in Council Bluffs, Iowa and Portland, Oregon be consummated (whether before, on or after March 31, 2025), (b) to extend the deadline that the loan parties have to pay certain construction payables from March 31, 2025 to September 30, 2025; and (c) that the loan parties would be permitted to deliver, together with their financial statements with respect to their fiscal year ended December 31, 2024, an audit opinion that has a “going concern” or like qualification or exception. The March M&T Waiver also reduced the aggregate floor plan loan commitments of the lenders to $265.0 million.

As of March 31, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of March 31, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of March 31, 2025, there was $210.9 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.8 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

Other Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of March 31, 2025, there was $12.7 million outstanding related to the Knoxville, Tennessee mortgage.

Term Loan from Coliseum
On December 29, 2023, we entered into the Coliseum Loan Agreement under which the Lender provided us with a term loan initially in the principal amount of $35.0 million. The Lender is an affiliate of Coliseum. The Loan has a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 72% of our common stock (including warrants on an as-exercised basis) as of March 31, 2025, and the Lender is therefore considered a related party.

The Loan bears interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make pay-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan is secured by mortgages on all of our real estate, except our real estate at our Murfreesboro and Knoxville locations, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. The Loan is carried at the outstanding principal balance, less debt issuance costs and is included in related party debt, net of debt discount in our balance sheets. The accrued pay-in-kind interest is included in other long-term liabilities in our balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at an exercise price of $5.25 per share, subject to certain adjustments (which exercise price was subsequently adjusted to $3.83 on November 15, 2024 in connection with an issuance of common stock by us). The warrants may be exercised at any time on or after May 15, 2024 and until May 15, 2034.

In February 2025, we sold our Surprise, Arizona dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $18.0 million. In March 2025, we sold our Elkhart, Indiana dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $12.8 million. As of March 31, 2025, the outstanding principal balance of the Loan, including all interest paid-in-kind through such date, was $18.4 million.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$8,846
2026	17,857
2027	9,750
2028	435
2029	465
Thereafter	14,875
Total	$52,228

Going Concern
Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $9.5 million during the three months ended March 31, 2025 and had an accumulated deficit of $124.3 million. As of March 31, 2025, the Company had cash and cash equivalents of $20 million, debt obligations of $47.7 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $210.9 million and operating and finance lease obligations of $91.4 million. Under the Third Amendment, we permanently eliminated our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility formerly available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure other sources of outside capital. While we believe we will be able to generate sufficient positive cash inflows and secure outside capital, there can be no assurance our plans will be successfully implemented and, as such, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.
Industry Trends

We monitor industry conditions in the RV market using a number of resources including its own performance tracking and modeling. We also consider monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In February, the RVIA issued an updated forecast for calendar year 2025 wholesale unit shipments. The forecast projects 2025 RV wholesale shipments to range between 333,500 to 366,800 units with a median of 350,100 units. We believe that retail consumers remained interested in the RV lifestyle. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence, interest rates and the level of consumer spending on discretionary products, we believe future retail demand for RVs over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the benefits offered by the RV lifestyle.

Inflation

During the three months ended March 31, 2025, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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
Critical Accounting Policies and Estimates

There have been no material changes in the critical accounting policies and use of estimates described in our 2024 Form 10-K.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Information requested by this Item 3 is not applicable as we have elected scaled disclosure requirements available to smaller reporting companies with respect to this Item 3.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our management, including our Interim Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) or our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error and mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Also, projections of any evaluation of effectiveness of controls and procedures to future periods are subject to the risk that the controls and procedures may become inadequate because of changes in conditions, or that the degree of compliance with the controls and procedures may have deteriorated.

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weaknesses in our internal control over financial reporting that is described below, which is still being remediated, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

As previously disclosed in our 2024 Form 10-K, we previously identified a material weakness related to ineffective design and implementation of Information Technology General Controls ("ITGC") in the area of user access, program change management and security administration that are relevant to the preparation of the financial statements. Primarily, we did not design and maintain controls to ensure (a) access provisioned matched the access requested, (b) user access reviews were performed with complete and accurate data, (c) changes to internally developed applications were approved prior to deployment to production and (d) security administration was appropriately maintained. As a result, our related process-level IT dependent manual and automated controls that rely on the affected ITGCs, or information from IT systems with affected ITGCs, were also deemed ineffective. Additionally, management identified a material weakness in our internal control over financial reporting that existed due to (a) resource turnover resulting in insufficient resources to perform financial reviews which resulted in the restatement of our consolidated financial statements for the year ended December 31, 2024 and revisions of certain quarterly financial information, and (b) a lack of sufficient documentation to support the effective performance of our internal control over financial reporting.

Notwithstanding the previously identified material weaknesses, which continues to be remediated, management, including our Interim Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors and information disclosed in our 2024 Form 10-K. There have been no material changes to the primary risks related to our business and securities as described in our 2024 Form 10-K, under “Risk Factors” in Item 1A.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We made no unregistered sales of equity securities during the three months ended March 31, 2025.
Item 5. Other Information
During the first quarter of 2025, none of our officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1+
Asset Purchase Agreement, dated as of the May 9, 2025, by and among General R.V. Center, Inc., as purchaser, LDL of Fort Pierce, LLC, Lazydays RV of Longmont, LLC, Lazydays RV of Phoenix, LLC, as sellers, and Lazydays Holdings, Inc. (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 14, 2025 and incorporated herein by reference).

2.2+
Real Estate Purchase Agreement, dated as of May 9, 2025, by and between LD Real Estate, LLC, as seller, and FL ST Lucie 95, LLC, as purchaser (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on May 14, 2025 and incorporated herein by reference).

10.1
Limited Waiver and Consent with Respect to Credit Agreement, dated March 27, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 28, 2025 and incorporated herein by reference).

10.2+
Employment Agreement, dated December 11, 2024, by and between the Company and Jeff Needles (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 6, 2025 and incorporated herein by reference).

10.3
Limited Waiver and Consent with Respect to Credit Agreement, dated April 30, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 6, 2025 and incorporated herein by reference).

10.4
First Amendment to Limited Waiver and Consent, dated May 9, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, Manufacturers and Traders Trust Company and the other lenders party thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on May 14, 2025 and incorporated herein by reference).

10.5
Temporary Waiver of Defaults, Agreement to Delay May 1, 2025 Monthly Payment Date and Consent, dated April 30, 2025, by and among LD Real Estate, LLC, Lazydays RV of Ohio, LLC, Airstream of Knoxville at Lazydays RV, LLC, and Coliseum Holdings I, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on May 6, 2025 and incorporated herein by reference).

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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*Filed herewith
**Furnished herewith
+ Certain schedules and exhibits have been omitted pursuant to Items 601(a)(5) and 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.
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

Lazydays Holdings, Inc.

Date: May 15, 2025	/s/ Jeff Needles
Jeff Needles
Chief Financial Officer