Form 10-Q
period 2025-06-30
Lazydays Holdings, Inc.
filed 2025-08-14
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 3,735,655 shares of common stock, par value $0.0001, issued and outstanding as of August 7, 2025. The foregoing takes into account the reverse stock split of the registrant’s common stock that became effective at 5:00 pm Eastern time on July 11, 2025. The registrant’s common stock began trading on a post-reverse split adjusted basis at the open of the market on July 14, 2025.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended June 30, 2025

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$24,702	$24,702
Receivables, net of allowance for doubtful accounts of $616 and $763	19,879	22,318
Inventories, net	165,634	211,946
Income tax receivable	708	6,116
Prepaid expenses and other	5,631	1,823
Current assets held for sale	6,495	86,869
Total current assets	223,049	353,774
Property and equipment, net	128,139	174,324
Operating lease right-of-use assets	8,784	13,812
Intangible assets, net	40,227	54,957
Other assets	2,977	3,216
Long-term assets held for sale	25,888	75,747
Total assets	$429,064	$675,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,459	$22,426
Accrued expenses and other current liabilities	24,029	31,211
Floor plan notes payable, net of debt discount	185,460	306,036
Current portion of financing liability	2,673	2,792
Current portion of revolving credit facility	10,000	10,000
Current portion of long-term debt	352	1,168
Current portion of operating lease liability	2,300	3,711
Current liabilities related to assets held for sale	71	1,530
Total current liabilities	244,344	378,874
Long-term liabilities:
Financing liability, net of debt discount	86,011	76,007
Revolving credit facility	17,826	20,344
Long-term debt, net of debt discount	12,251	27,417
Related party debt, net of debt discount	3,111	36,217
Operating lease liability	6,813	10,592
Deferred income tax liability	1,587	1,348
Warrant liabilities	1,019	5,709
Other long-term liabilities	—	6,721
Long-term liabilities related to assets held for sale	153	23,001
Total liabilities	373,115	586,230
Commitments and contingencies - see Note 10
Stockholders’ Equity
Common stock, $0.0001 par value; 500,000,000 shares authorized; 3,849,396 and 3,774,239 shares issued; and 3,735,655 and 3,660,498 shares outstanding(1)	—	—
Additional paid-in capital(1)	261,946	261,475
Treasury stock, at cost, 113,741 and 113,741 shares	(57,128)	(57,128)
Retained deficit	(148,869)	(114,747)
Total stockholders’ equity	55,949	89,600
Total liabilities and stockholders’ equity	$429,064	$675,830

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.
See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
New vehicle retail	$77,463	$143,333	$174,982	$296,024
Pre-owned vehicle retail	29,461	57,254	70,134	136,282
Vehicle wholesale	870	3,268	2,926	9,517
Consignment vehicle	2,078	562	3,567	644
Finance and insurance	10,575	16,041	22,077	34,370
Service, body and parts and other	10,850	15,144	23,426	28,885
Total revenue	131,297	235,602	297,112	505,722
Cost applicable to revenue
New vehicle retail	68,960	130,138	155,632	277,193
Pre-owned vehicle retail	23,482	46,354	55,476	116,087
Vehicle wholesale	913	3,597	3,033	12,057
Finance and insurance	344	644	778	1,337
Service, body and parts and other	4,917	7,150	10,615	13,437
LIFO	(1,508)	315	(6,453)	441
Total cost applicable to revenue	97,108	188,198	219,081	420,552
Gross profit	34,189	47,404	78,031	85,170
Depreciation and amortization	3,400	4,956	7,982	10,417
Selling, general, and administrative expenses	35,826	52,010	74,455	100,896
Impairment charges	7,676	—	10,576	—
Loss from operations	(12,713)	(9,562)	(14,982)	(26,143)
Other income (expense):
Floor plan interest expense	(3,269)	(5,708)	(7,859)	(13,384)
Other interest expense	(7,398)	(5,837)	(13,567)	(10,360)
Change in fair value of warrant liabilities	407	(337)	4,689	(337)
(Loss) gain on sale of businesses, property and equipment	(1,952)	1,044	(2,411)	1,044
Total other expense, net	(12,212)	(10,838)	(19,148)	(23,037)
Loss before income taxes	(24,925)	(20,400)	(34,130)	(49,180)
Income tax benefit (expense)	336	(23,821)	8	(17,021)
Net loss	(24,589)	(44,221)	(34,122)	(66,201)
Dividends on Series A convertible preferred stock	—	(2,031)	—	(4,015)
Net loss and comprehensive loss attributable to common stock and participating securities	$(24,589)	$(46,252)	$(34,122)	$(70,216)

Loss per share(1):
Basic(1)	$(6.67)	$(96.53)	$(9.27)	$(146.57)
Diluted(1)	$(6.67)	$(96.53)	$(9.27)	$(146.57)
Weighted average shares used for EPS calculations(1):
Basic(1)	3,684,277	479,163	3,680,539	479,060
Diluted(1)	3,684,277	479,163	3,680,539	479,060

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital(1)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares(1)	Amount(1)	Shares(1)	Amount
Balance as of December 31, 2024	3,774,239	$—	113,741	$(57,128)	$261,475	$(114,747)	$89,600
Stock-based compensation	—	—	—	—	297	—	297
Issuance of vested restricted stock units, net of shares withheld for taxes	7,712	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	2,648	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,533)	(9,533)
Balance as of March 31, 2025	3,784,599	$—	113,741	$(57,128)	$261,772	$(124,280)	$80,364
Stock-based compensation	—	—	—	—	174	—	174
Issuance of vested restricted stock units, net of shares withheld for taxes	5,614	—	—	—	—	—	—
Reverse stock split rounding adjustment	59,183	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,589)	(24,589)
Balance as of June 30, 2025	3,849,396	$—	113,741	$(57,128)	$261,946	$(148,869)	$55,949

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2023	582,567	$—	113,741	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Issuance of vested restricted stock units, net of shares withheld for taxes	274	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	582,841	$—	113,741	$(57,128)	$166,497	$24,173	$133,542
Stock-based compensation	—	—	—	—	595	—	595
Issuance of vested restricted stock units, net of shares withheld for taxes	1,858	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	1,243	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	—	(44,221)	(44,221)
Balance as of June 30, 2024	585,942	—	113,741	$(57,128)	$165,174	$(20,048)	$87,998

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(34,122)	$(66,201)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	471	1,104
Bad debt expense	516	76
Depreciation of property and equipment	5,516	6,346
Amortization of intangible assets	2,466	4,070
Amortization of debt discount	5,730	506
Non-cash operating lease expense	(253)	(217)
Loss (gain) on sale of businesses, property and equipment	2,411	(1,044)
Deferred income taxes	239	16,375
Change in fair value of warrant liabilities	(4,689)	337
Impairment charges	10,576	—
Changes in operating assets and liabilities:
Receivables	1,923	(6,188)
Inventories	31,114	141,705
Prepaid expenses and other	(3,319)	(2,293)
Income tax receivable	5,408	744
Other assets	241	(424)
Accounts payable, accrued expenses and other liabilities	(16,870)	6,419
Net cash provided by operating activities	7,358	101,315
Investing Activities
Net proceeds from sale of businesses, property and equipment	171,977	2,950
Purchases of property and equipment	(53)	(12,917)
Net cash provided by (used) in investing activities	171,924	(9,967)
Financing Activities
Net repayments under M&T bank floor plan	(120,723)	(114,824)
Principal repayments on revolving credit facility	(2,518)	(5,000)
Principal repayments on long-term debt and financing liabilities	(56,041)	(1,317)
Proceeds from issuance of long-term debt and financing liabilities	—	16,429
Loan issuance costs	—	(2,812)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	—	113
Net cash used in financing activities	(179,282)	(107,411)
Net decrease in cash	—	(16,063)
Cash, beginning of period	24,702	58,085
Cash, end of period	$24,702	$42,022

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

As of June 30, 2025, we had 13 dealerships in the following locations:

Location	Number of Dealerships
Arizona	1
Colorado	1
Florida	2
Tennessee	2
Minnesota	2
Iowa	1
Ohio	1
Oklahoma	1
Oregon	1
Utah	1
NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024. The financial information as of December 31, 2024 is derived from our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $34.1 million during the six months ended June 30, 2025 and had an accumulated deficit of $148.9 million. As of June 30, 2025, the Company had cash and cash equivalents of $24.7 million, debt obligations of $43.5 million relating to mortgages, term loans and the revolving credit facility, floor plan notes payable of $185.5 million and operating and finance lease obligations of $97.8 million. Under the Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent, entered into on November 15, 2024 (the “Third Amendment”), relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T Bank”), as Administrative Agent, Swingline Lender and Issuing Bank, the lenders party thereto, the Company and the Company’s subsidiaries party thereto, we permanently eliminated our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the revolving credit facility formerly available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure sources of outside capital. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While we believe we will be able to generate sufficient positive cash inflows and/or secure outside capital, there can be no assurance our plans will be successfully implemented and many relevant factors concerning our ability to continue as a going concern are outside of our control, such as the willingness of external parties to provide financing to us. Accordingly, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, disposition of assets held for sale and the satisfaction of liabilities in the normal course of business for one year following the issuance of these financial statements.

Reverse Stock Split
Effective at 5:00 pm Eastern time on July 11, 2025, the Company effected a 1-for-30 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of its common stock, par value $0.0001 per share (“common stock”). No fractional shares were issued in connection with the Reverse Stock Split. Fractional shares were rounded up to the nearest whole number. All share and per share amounts presented in the financial statements and accompanying notes, including, but not limited to, shares issued and outstanding, dollar amounts of common stock, treasury stock, additional paid-in capital, earnings (loss) per share, options and warrants, have been retroactively adjusted for all periods presented in order to reflect this change in capital structure, less the number of rounded whole shares issued for fractional shares. There were no changes to the total numbers of authorized shares of common stock or their respective par values per share as a result of this change. Refer to Note 15 - Subsequent Events for further information.

Revision of Prior Period Financial Statements
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, we present consignment vehicle revenue net of costs applicable to revenue as we are deemed to be an agent in these sales. During the preparation of our December 31, 2024 financial statements, we identified that consignment vehicle revenue was presented on a gross basis for the three and six months ended June 30, 2024. A summary of the effects of the error correction on reported amounts for the applicable period is presented below. As shown in the table below, there was no impact to gross profit or net loss for the applicable periods.

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

Critical Accounting Policies
Our critical accounting policies have not materially changed during the six months ended June 30, 2025 from those disclosed in our 2024 Form 10-K.

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

ASU 2024-03
In November 2024, the FASB issued ASU 2024-03 related to the disaggregation of certain income statement expenses. The amendments in this update require public entities to disclose incremental information related to purchases of inventory, team member compensation and depreciation, which will provide investors the ability to better understand entity expenses and make their own judgments about entity performance. The amendments in this update are effective for fiscal years beginning after December 15, 2026. We plan to adopt this pronouncement and make the necessary updates to our disclosures for the year ending December 31, 2027, and, aside from these disclosure changes, we do not expect the amendments to have a material effect on our financial position, results of operations or cash flows.

Tax Legislation

On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in changes to U.S. federal income tax law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. We are currently assessing its impact on our financial statements.
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

The current replacement costs of LIFO inventories exceeded their recorded values by $20.9 million and $28.4 million as of June 30, 2025 and December 31, 2024, respectively.

Inventories consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
New recreational vehicles	$154,566	$188,918
Pre-owned recreational vehicles	27,710	43,062
Parts, accessories and other	4,274	8,396
	186,550	240,376
Less: excess of current cost over LIFO	(20,916)	(28,430)
Inventories, net	$165,634	$211,946
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

During the three and six months ended June 30, 2025, the market price of our common stock declined significantly, which impacts the derived discount rate within the impairment model utilized by the Company. This, along with lower revenue projections, resulted in us determining that impairment triggering events occurred on indefinite-lived intangible assets at March 31, 2025 and June 30, 2025, and quantitative impairment assessments were performed. The fair value of indefinite-lived intangible assets was estimated using the relief from royalty method, which is based on management's estimates of projected revenues and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected revenues. The approach used by management to measure the fair value of indefinite-lived intangible assets for impairment evaluation is considered a Level 3 fair value measurement.

Based on the quantitative impairment assessment performed, we determined that the estimated fair value of our indefinite-lived intangible assets was lower than its carrying value primarily as the result of a decrease in the Company’s stock price and lower revenue projections primarily resulting from recent divestitures. Consequently, we recorded a non-cash impairment charge of $4.3 million during the three months ended June 30, 2025 and $7.2 million during the six months ended June 30, 2025.

Intangible assets and related accumulated amortization were as follows:

	June 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$38,051	$24,473	$13,578	$45,649	$25,204	$20,445
Customer relationships	9,760	6,011	3,749	10,050	5,655	4,395
Non-compete agreements	—	—	—	230	213	17
	47,811	30,484	17,327	55,929	31,072	24,857
Non-amortizable intangible assets:
Trade names and trademarks	22,900	—	22,900	30,100	—	30,100
Total	$70,711	$30,484	$40,227	$86,029	$31,072	$54,957

Amortization expense related to intangible assets was $1.2 million and $1.8 million for the three months ended June 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $2.5 million and $4.1 million for the six months ended June 30, 2025 and 2024, respectively.

Future amortization of intangible assets is as follows:

(In thousands)
Remainder of 2025	$2,217
2026	3,773
2027	3,462
2028	3,462
2029	3,462
Thereafter	951
Total	$17,327
NOTE 5 – DISPOSITIONS AND ASSETS HELD FOR SALE

Dispositions

Camping World Sales

During the fourth quarter of 2024, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with certain subsidiaries (the “Camping World Buyers”) of Camping World Holdings, Inc. (together with the Camping World Buyers, collectively, “Camping World”) to sell substantially all of the assets and certain real estate at our Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington dealerships (such transactions, the “Camping World Sales”). The assets and liabilities associated with these dealerships were classified as assets held for sale and liabilities held for sale in our balance sheet as of December 31, 2024. During February 2025 and March 2025, the Camping World Buyers closed on the sale of five of the dealerships (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington. We received net proceeds of $113.9 million from the Camping World Sales. Net proceeds from the Camping World Sales were used for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes. During the three months ended June 30, 2025, we received additional proceeds from the Camping World Sales of $0.6 million. During the three and six months ended June 30, 2025, we recognized a gain of $0.6 million and $0.1 million, respectively, from the Camping World Sales, which is included in (loss) gain on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Camping World informed us that it elected not to consummate the Camping World Sales with respect to the assets of the remaining two dealerships under the Camping World Asset Purchase Agreement (Portland, Oregon and Council Bluffs,

Iowa). On March 28, 2025, we delivered written notice to Camping World to (a) exercise our remedy under Section 12.10 of the Camping World Asset Purchase Agreement for Camping World’s failure to complete such closings, namely to relieve us from any obligation to issue 9,708,737 shares of our common stock to Camping World’s subsidiary under Section 6.10 of the Camping World Asset Purchase Agreement; and (b) terminate the Camping World Asset Purchase Agreement effective on March 31, 2025, the outside date under the Camping World Asset Purchase Agreement. During the second quarter of 2025, we ceased actively marketing the Portland, Oregon and Council Bluffs, Iowa dealerships for sale, and determined that these dealerships no longer met the held for sale criteria as of June 30, 2025. As a result, assets and liabilities associated with these dealerships are presented as held for use in our balance sheet.

General RV Sales

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with General R.V. Center, Inc. and its subsidiary (collectively, “General RV”) to sell substantially all of the assets and certain real estate at our Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona dealerships (such transactions, the “General RV Sales”). During May 2025 and June 2025, the General RV Sales closed on all three dealerships (in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona) and we received net proceeds of $47.0 million from the sale. Net proceeds from the General RV Sales were used for repayments of $22.2 million of floor plan notes payable, repayments of $7.9 million of term loan, repayments of $6.7 million of paid-in-kind interest and working capital and general corporate purposes. We recorded a loss of $1.1 million related to these sales during the three and six months ended June 30, 2025, which is included in (loss) gain on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Fun Town RV Sale

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Fun Town RV Las Vegas, LLC and its affiliate (collectively, “Fun Town RV”) to sell substantially all of the assets and certain real estate at our Las Vegas, Nevada dealership (such transaction, the “Fun Town RV Sale”). During June 2025, the Fun Town RV Sale closed and we received net proceeds of $10.4 million. Net proceeds from the Fun Town RV Sale were used for repayments of $3.4 million of floor plan notes payable and working capital and general corporate purposes. We recorded a loss of $1.5 million related to this sale during the three and six months ended June 30, 2025, which is included in (loss) gain on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

The dealerships sold in 2025 collectively generated pre-tax losses of $3.9 million and $8.3 million during the three and six months ended June 30, 2025, respectively, which includes losses resulting from the divestitures noted above. During the three and six months ended June 30, 2024, the dealerships sold in 2025 collectively generated pre-tax losses of $4.0 million and $12.8 million, respectively.

2024 Real Estate Sale

During the second quarter of 2024, we sold certain real estate near the previously closed Burns Harbor, Indiana dealership for net proceeds of $3.0 million. We recorded a gain on sale of $1.0 million related to this sale during the three and six months ended June 30, 2024, which is included in (loss) gain on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Assets Held for Sale

In June 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Ron Hoover Companies, Inc. (“Ron Hoover RV”) to sell substantially all of the assets and certain real estate at our Claremore, Oklahoma dealership. Management determined that the Claremore, Oklahoma dealership met the criteria to be held for sale during the second quarter of 2025. The assets and liabilities associated with this dealership were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of June 30, 2025. The pre-tax losses generated by our Claremore, Oklahoma dealership were not significant relative to our consolidated results for the six months ended June 30, 2025 and 2024. On August 1, 2025, we completed the sale of the Claremore, Oklahoma dealership and related real estate to Ron Hoover RV for gross proceeds of approximately $14.9 million. Approximately $3.1 million of the proceeds from such sale were deposited into a blocked account maintained with and subject to the sole dominion and control of M&T Bank, as further described below under Note 15 - Subsequent Events.

During the three months ended June 30, 2025, management concluded the assets and liabilities of certain real estate near our previously closed Las Vegas, Nevada; Waller, Texas and Aurora, Colorado dealerships met the held for sale criteria as of June 30, 2025.

The following table presents the components of assets held for sale and liabilities related to assets held for sale as of June 30, 2025 and December 31, 2024:

(In thousands)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Inventories	$6,495	$86,781
Prepaid expenses and other	—	88
Current assets held for sale	$6,495	$86,869
Long-term assets:
Property and equipment, net	28,155	86,420
Operating lease assets	220	10,731
Intangible assets, net	888	—
Other assets	—	8
Valuation allowance on assets held for sale	(3,375)	(21,412)
Long-term assets held for sale	$25,888	$75,747

LIABILITIES
Current liabilities:
Financing liability, current portion	—	104
Operating lease liability, current portion	71	1,426
Current liabilities held for sale	$71	$1,530
Long-term liabilities:
Financing liability, non-current portion	—	13,562
Operating lease liability, non-current portion	153	9,439
Long-term liabilities held for sale	$153	$23,001

Impairment Charges

We evaluated the disposal groups to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $3.4 million during the three and six months ended June 30, 2025, which is included in impairment charges on our statements of operations and comprehensive loss.
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

During the six months ended June 30, 2025, we assigned the financing lease of our building at our Mesa, Arizona location to General RV at the closing of the related General RV Sales.

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

During the six months ended June 30, 2025, we assigned the operating leases of our buildings at our Woodland, Washington; and Sturtevant, Wisconsin locations to Camping World’s subsidiaries at the closing of the related Camping World Sales; we assigned the operating lease of our building at our Longmont, Colorado location to General RV at the closing of the related General RV Sales; and we assigned the operating lease of our building at a former Surprise, Arizona location to Fun Town RV.
NOTE 7 – DEBT

M&T Credit Facilities
As of June 30, 2025, the M&T Credit Agreement provided us with a $245.0 million floor plan credit facility (the “Floor Plan Credit Facility”) and zero remaining availability under a revolving credit facility (the “Revolving Credit Facility” and, together with the Floor Plan Credit Facility, the “M&T Credit Facilities”) which mature February 21, 2027. As of June 30, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.8 million.

On April 30, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (as amended by First Amendment to Limited Waiver and Consent dated May 9, 2025, the “April 2025 M&T Waiver”) in connection with the M&T Credit Agreement. The April 2025 M&T Waiver granted the Company temporary waivers of existing or potential defaults or events of default resulting from any the following: the Company not making certain vehicle curtailment payments during the month of April 2025; the Company not making certain interest payments that were otherwise payable on May 1, 2025; the Company not complying with the minimum liquidity covenant for the month ended April 30, 2025; the Company not complying with certain covenants relating to payment of liabilities due to third parties and the payment of taxes; the inaccuracy of the Company’s solvency representation, to the extent it was inaccurate or if it becomes inaccurate. The waiver under the April 2025 M&T Waiver lasted for a period beginning on April 30, 2025 and ending on the earliest to occur of (a) 11:59 P.M. (Eastern Time) on June 20, 2025 and (b) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the M&T Waiver or the occurrence of any other default or event of default under the M&T Credit Agreement (the “April 2025 M&T Waiver Period”). The April M&T Waiver also waived certain actual or potential cross-defaults under other credit facilities, including the Coliseum Loan Agreement.

On June 12, 2025, we entered into a Limited Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement and Consent (the “Fourth Amendment”) with M&T Bank and the lenders party thereto, pursuant to which M&T Bank and the lenders party thereto waived the actual or potential defaults or events of default described in the April 2025 M&T Waiver and consented to the proposed sale of our dealership located in Claremore, Oklahoma. The lenders party to the Fourth Amendment waived each of the $2,500,000 amortization payments that would have otherwise been due in respect of the formerly available Revolving Credit Facility on June 30, 2025, September 30, 2025 and December 31, 2025, provided that if the loan parties fail, between June 1, 2025 and December 31, 2025, to repay the outstanding principal balance of the Revolving Credit Facility by at least $7,500,000, then on December 31, 2025 the loan parties will be required to make a mandatory prepayment of the Revolving Credit Facility in an amount equal to such deficiency.

The Fourth Amendment also decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility on a dollar for dollar basis in connection with certain sales of dealerships, with such reductions subject to a floor such that the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility would not be reduced, pursuant to the Fourth Amendment, to less than $245.0 million.

The Fourth Amendment requires us to sell certain of our unimproved land located in Aurora, Colorado, Las Vegas, Nevada and Waller, Texas by a specified deadline. It also required us to provide to M&T Bank a mortgage over the Company’s and its subsidiaries’ unimproved real property located in Waller, Texas, which we provided on July 14, 2025, and it required us to amend certain of the existing mortgages in favor of M&T Bank to cause such mortgages to cross-collateralize and secure the obligations outstanding under the Floor Plan Credit Facility, which we did on or about August 12, 2025.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

After June 30, 2025, we entered into a limited waiver and consent with respect to the M&T Credit Agreement, as further described in Note 15 - Subsequent Events.

As of June 30, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of June 30, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of June 30, 2025, there was $185.5 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.8 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

Borrowings under the M&T Credit Agreement are secured by a first priority lien on substantially all of our assets, including our real estate.

The M&T Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the lenders being able to declare amounts outstanding under the M&T Credit Facilities due and payable or foreclose on the collateral, the lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The M&T Credit Agreement contains a cross-default provision applicable to the First Horizon Mortgage (as defined below).

The Floor Plan Credit Facility consisted of the following:

(In thousands)	June 30, 2025	December 31, 2024
Floor plan notes payable, gross	$185,814	$306,537
Debt discount	(354)	(501)
Floor plan notes payable, net of debt discount	$185,460	$306,036

Other Long-Term Debt
Other outstanding long-term debt consisted of the following:

	June 30, 2025			December 31, 2024
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$16,323	$(609)	$15,714	$70,994	$(6,192)	$64,802
Less: current portion	352	—	352	1,168	—	1,168
Total	$15,971	$(609)	$15,362	$69,826	$(6,192)	$63,634

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of June 30, 2025, there was $12.6 million outstanding related to the Knoxville, Tennessee mortgage (the “First Horizon Mortgage”), which is classified on our balance sheets as long-term debt.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC, as lender (the “Lender”), under which the Lender provided us with a term loan initially in the principal amount of $35.0 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan had a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 79% of our common stock (including warrants on an as-exercised basis) as of June 30, 2025, and the Lender is therefore considered a related party.

The Loan bore interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make paid-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan was secured by mortgages on all of our real estate, except our real estate at our Knoxville location, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. As of June 30, 2025, the Loan was carried at the outstanding principal balance, less debt issuance costs and is included in related party debt, net of debt discount in our consolidated balance sheets. The accrued paid-in-kind interest is included in other long-term liabilities in our balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at an exercise price of $5.25 per share, subject to certain adjustments (which exercise price was subsequently adjusted to $3.83 per share on November 15, 2024 in connection with an issuance of common stock by us). After the Reverse Stock Split, which became effective July 11, 2025, the number of warrants was adjusted to 339,807 and the exercise price was adjusted to $114.90 per share. The warrants may be exercised at any time until May 15, 2034.

On April 30, 2025, certain of our subsidiaries (the “Coliseum Borrowers”) entered into a Temporary Waiver of Defaults, Agreement to Delay May 1, 2025 Monthly Payment Date and Consent (as amended by the First Amendment to Temporary Waiver of Defaults Agreement to Delay May 1, 2025 Monthly Payment Date and Consent, the “April 2025 Coliseum Waiver”) with the Lender in connection with the Coliseum Loan Agreement. The April 2025 Coliseum Waiver granted the Coliseum Borrowers and other loan parties temporary waivers of existing or potential defaults or events of default resulting from any of the following: the Coliseum Borrowers’ not complying with certain covenants relating to payment of taxes; us not complying with our financial covenant to maintain liquid assets of not less than $5,000,000; and certain actual or potential cross-defaults under other credit facilities, including under the M&T Credit Agreement. The foregoing waivers applied for a period beginning on April 30, 2025 and lasting until the earlier of (a) the end of the April 2025 M&T Waiver Period and (b) the occurrence of any other default or event of default under the Coliseum Loan Agreement ( the “Coliseum Waiver Period”).

In addition, under the April 2025 Coliseum Waiver: (a) the Lender agreed to change the due date for payment of monthly interest that otherwise would have occurred on May 1, 2025 to the end of the Coliseum Waiver Period, with all interest incurred from (and including) April 1, 2025, through and including April 30, 2025 being due and payable at the end of the Coliseum Waiver Period; and (b) the Lender consented to certain asset sales with respect to facilities located in Fort Pierce, Florida; Mesa, Arizona; Longmont, Colorado; Las Vegas, Nevada; and Surprise, Arizona on the terms and conditions set forth in the April 2025 Coliseum Waiver.

On June 12, 2025, the Coliseum Borrowers entered into a Waiver of Defaults and Consent (the “June 2025 Coliseum Waiver”) with the Lender in connection with the Coliseum Loan Agreement. The June 2025 Coliseum Waiver granted the Coliseum Borrowers and the other loan parties waivers of specified defaults or events of defaults described in the April

2025 Coliseum Waiver. In addition, under the June 2025 Coliseum Waiver, the Lender consented to the proposed sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma.

The foregoing description of the June 2025 Coliseum Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.2 hereto and incorporated herein by reference.

In June 2025, we sold our Fort Pierce, Florida dealership and related real property in one of the General RV Sales, and we repaid the principal and paid-in-kind accrued interest balance of the Loan by approximately $14.7 million. After June 30, 2025, we repaid the Loan in full, as further described in Note 15 - Subsequent Events.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$8,852
2026	13,691
2027	9,732
2028	435
2029	465
Thereafter	10,974
Total	$44,149
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

We have an accrual for charge-backs which totaled $8.7 million at June 30, 2025 and December 31, 2024, and is included in accrued expenses and other current liabilities in the accompanying balance sheets.

Revenue by State
Revenue for each state that generated 10% or more of our total revenue was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Florida	43%	32%	46%	36%
Tennessee	13%	14%	12%	14%
Arizona	*	*	11%	*
Colorado	11%	10%	*	*
*Less than 10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather conditions and natural disasters.

Supplier Concentrations
Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three Months Ended June 30,
	2025	2024
Thor Industries, Inc.	58%	41%
Winnebago Industries, Inc.	21%	31%
Forest River, Inc.	19%	21%

We are subject to dealer agreements with each manufacturer. The manufacturer is entitled to terminate the dealer agreement if we are in material breach of the agreement’s terms.
NOTE 9 – EARNINGS (LOSS) PER SHARE

We compute basic and diluted earnings (loss) per share (“EPS”) by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

We are required in periods in which we have net income to calculate EPS using the two-class method. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders but does not require the presentation of basic and diluted EPS for securities other than common stock. The two-class method is required because our Series A convertible preferred stock (“Series A Preferred Stock”) had the right to receive dividends or dividend equivalents should we have declared dividends on our common stock as if such holder of the Series A Preferred Stock had been converted to common stock. Under the two-class method, earnings for the period are allocated to the common and preferred stockholders taking into consideration the participation of holders of Series A Preferred Stock in dividends on an as-converted basis. The weighted-average number of common and preferred shares outstanding during the period is then used to calculate basic EPS for each class of shares. Effective on December 27, 2024, we no longer had any shares of Series A Preferred Stock outstanding.

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

The number of common shares decreased as a result of the Reverse Stock Split, and as such, the computations of earnings (loss) per share were retroactively adjusted for all periods presented to reflect the change in capital structure.

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Basic loss per share:
Net loss attributable to common stock and participating securities used to calculate basic loss per share	$(24,589)	$(46,252)	$(34,122)	$(70,216)
Weighted average common shares outstanding	3,674,265	469,151	3,670,527	469,048
Dilutive effect of pre-funded warrants	10,012	10,012	10,012	10,012
Weighted average shares outstanding for EPS	3,684,277	479,163	3,680,539	479,060
Basic loss per share	$(6.67)	$(96.53)	$(9.27)	$(146.57)

Diluted loss per share:
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(24,589)	$(46,252)	$(34,122)	$(70,216)
Weighted average common shares outstanding	3,674,265	469,151	3,670,527	469,048
Weighted average pre-funded warrants	10,012	10,012	10,012	10,012
Weighted average shares outstanding for EPS	3,684,277	479,163	3,680,539	479,060
Diluted loss per share	$(6.67)	$(96.53)	$(9.27)	$(146.57)

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their impact would have been anti-dilutive for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares underlying warrants	339,807	66,667	339,807	66,667
Stock options	52,455	9,835	52,455	9,835
Restricted stock units	522	12,337	522	12,337
Shares issuable under the Employee Stock Purchase Plan	9,945	1,065	9,945	1,065
Share equivalents excluded from EPS	402,729	89,904	402,729	89,904
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
NOTE 11 – STOCKHOLDERS’ EQUITY

Reverse Stock Split
The number of shares of common stock outstanding decreased as a result of the Reverse Stock Split, and as such, all share and per share amounts have been retroactively adjusted for all periods presented to reflect the change in capital structure. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

Stock-Based Compensation
Stock-based compensation expense is included in selling, general and administrative expense on our statements of operations and comprehensive loss. We recognized stock-based compensation expense of $0.2 million and $0.5 million for the three and six months ended June 30, 2025, respectively.

Amended and Restated 2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of June 30, 2025, there were 34,929 shares of common stock available to be issued under the 2018 Plan.

2019 Employee Stock Purchase Plan
We reserved a total of 30,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of June 30, 2025, 16,386 shares remained available for future issuance.

Stock Options
Stock option activity for the six months ended June 30, 2025 was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	57,767	$102.81	9.25 years	$—
Cancelled or terminated	(5,312)	262.07
Options outstanding at June 30, 2025	52,455	86.68	8.88 years	—
Options outstanding and vested at June 30, 2025	2,378	638.45	8.88 years	—

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the six months ended June 30, 2025 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	7,517	$113.68
Granted	6,611	22.80
Vested	(12,511)	54.67
Forfeited	(1,095)	157.31
Outstanding at June 30, 2025	522	285.50

Warrants
As of June 30, 2025, there were 10,194,174 warrants outstanding with an exercise price of $3.83 per share. After giving effect to the Reverse Stock Split on July 11, 2025, there were 339,807 warrants outstanding with an exercise price of $114.90 per share. Our warrants were recorded at fair value at the end of each reporting period and transaction date. Changes in fair value were recorded in our statements of operations and comprehensive loss. Warrant liabilities are categorized within Level 3 of the fair value hierarchy, which is defined as significant unobservable inputs, including our own assumptions in determining fair value.

Prefunded Warrants
As of June 30, 2025, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. After giving effect to the Reverse Stock Split on July 11, 2025, there were 10,012 warrants outstanding with an exercise price of $0.30 per share. There was no activity related to these warrants during the six months ended June 30, 2025.

NOTE 12 – FAIR VALUE MEASUREMENTS

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

There were no changes to our valuation techniques during the six months ended June 30, 2025.

Impairment Considerations
Approaches used by management to measure the fair value of indefinite-lived intangible assets, long-lived assets and definite-lived intangible assets for impairment evaluations are considered Level 3 fair value measurements. See Note 4 - Intangible Assets for discussion of definite-lived intangible assets impairment charges in the three and six months ended June 30, 2025. In determining impairment charges for assets held for sale, the fair value used by management was based on the estimated sales proceeds less cost to sell, which is considered a Level 2 fair value measurement. See Note 5 - Dispositions and Assets Held for Sale for discussion of assets held for sale impairment charges in the six months ended June 30, 2025.

Warrants
Our warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our statements of operations and comprehensive loss.

Level 3 Disclosures
Changes in the level 3 warrant liability for the six months ended June 30, 2025 were as follows:

(In thousands)
Balance at December 31, 2024	$5,709
Measurement adjustment	(4,690)
Balance at June 30, 2025	$1,019
NOTE 13 – RELATED PARTY TRANSACTIONS
As of June 30, 2025, we had a term loan outstanding with Coliseum Holdings I, LLC, a related party, with a maturity date of December 29, 2026. As of June 30, 2025, the outstanding principal balance of the loan was $3.7 million. See Note 7 – Debt to our financial statements for additional information.

After June 30, 2025, we repaid the Loan in full, as further described in Note 15 - Subsequent Events.
NOTE 14 – SEGMENT INFORMATION

Our chief operating decision maker (“CODM”) is the Company’s Chief Executive Officer. The CODM is the highest level of management responsible for assessing our overall performance, and making operational decisions such as resource allocations related to operations, product prioritization and delegations of authority. The CODM has determined that we operate in one reportable segment, which includes all aspects of our RV dealership operations which include sales of new and pre-owned RVs, assisting customers with vehicle financing and protection plans, servicing and repairing new and pre-owned RVs, sales of RV parts and accessories and campground facilities.

NOTE 15 – SUBSEQUENT EVENTS

Reverse Stock Split

On July 10, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation to effect the Reverse Stock Split. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:00 p.m. Eastern time on July 11, 2025.

The Reverse Stock Split was primarily intended to increase the per share market price of the common stock in order to meet the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The common stock began trading on a Reverse Stock Split adjusted basis on The Nasdaq Capital Market on July 14, 2025 under the existing symbol “GORV” and the new CUSIP number 52110H209.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares. Therefore, prior period amounts are different than those previously reported. There were no changes to the total numbers of authorized shares of common stock or their respective par values per share as a result of this change.

Nasdaq Compliance

On July 30, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2). The Notice stated that the Staff had determined that for the 12 consecutive business days, from July 14, 2025 to July 29, 2025, the closing bid price of our common stock was at $1.00 per share or greater.

As previously disclosed, on January 23, 2025, the Company received written notice from the Staff notifying the Company that for the previous 30 consecutive business days, the closing bid price for the common stock had been below the minimum $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Notice confirmed that this matter is now closed.

Ron Hoover RV Sale

During June 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Ron Hoover Companies, Inc. (“Ron Hoover RV”) to sell substantially all of the assets and certain real estate at our Claremore, Oklahoma dealership. Management determined that the Claremore, Oklahoma dealership met the criteria to be held for sale during the second quarter of 2025. The assets and liabilities associated with this dealership were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of June 30, 2025. On August 1, 2025, we completed the sale of the Claremore, Oklahoma dealership and related real estate to Ron Hoover RV for gross proceeds of approximately $14.9 million. Approximately $3.1 million of the net proceeds from such sale were deposited into a blocked account maintained with and subject to the sole dominion and control of M&T Bank.

July 2025 Waiver and Consent with Respect to M&T Credit Agreement

On July 31, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “July 2025 M&T Waiver”) related to the M&T Credit Agreement. The July 2025 M&T Waiver grants us temporary waivers of potential defaults or events of default resulting from the following: (a) the failure to make certain vehicle curtailment payments due on or about August 1, 2025; (b) the failure to make certain interest payments on July 31 and August 1, 2025; (c) the failure to repay certain loans outstanding under the Credit Agreement with certain net cash proceeds received in connection with the sale of the Company’s Claremore, Oklahoma facility (the “Specified Claremore Real Estate Net Proceeds”); (d) the inaccuracy of the Company’s solvency representation; and (e) certain cross-defaults under the Company’s mortgage with First Horizon Bank relating to the foregoing. The foregoing waivers apply for a period (the “July 2025 M&T Waiver Period”) beginning July 31, 2025 and lasting until the earlier to occur of (x) 11:59 P.M. (Eastern Time) on September 12, 2025 and (y) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the July 2025 M&T Waiver or the occurrence of any other default or event of default under the M&T Credit Agreement. At the end of the July 2025 M&T Waiver Period, the waivers described above will cease to be of any force or effect.

Pursuant to the July 2025 M&T Waiver, we deposited the Specified Claremore Real Estate Net Proceeds into a blocked account maintained with and subject to the sole dominion and control of M&T Bank from which the Company has no rights of access or withdrawal (the “Cash Collateral Reserve”). M&T Bank and the lenders under the M&T Credit Agreement may agree in their sole discretion to release funds from the Cash Collateral Reserve to the Company upon its written request. At the end of the July 2025 M&T Waiver Period, funds in the Cash Collateral Reserve may be applied to obligations outstanding under the M&T Credit Agreement.

Among other covenants, the July 2025 M&T Waiver requires us to (i) by August 15, 2025, negotiate with M&T Bank to assist M&T Bank in developing and finalizing contingency procedures for our business and assets and deliver a contingency budget for the business and (ii) by August 22, 2025, either (x) deliver one or more indications of interest with respect to a transaction acceptable to M&T Bank and the lenders under the M&T Credit Agreement pursuant to which we will raise new capital through one or more asset sales and/or debt or equity capital raises or (y) deliver to M&T Bank drafts of any initial filings we intend to make in connection with any potential action under applicable debtor relief laws.

The July 2025 M&T Waiver also permanently decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility from $245,000,000 to $225,000,000.

The foregoing description of the July 2025 M&T Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.3 hereto and incorporated herein by reference.

Coliseum Loan Agreement Payoff

On August 1, 2025, in connection with the sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma, the Coliseum Borrowers repaid the outstanding loans under the Coliseum Loan Agreement in full (the “Coliseum Payoff”). As a result of the Coliseum Payoff, the Lender released all liens, security interests, mortgages and other encumbrances granted by the Coliseum Borrowers to the Lender in connection with the Loan.

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
Disclosure Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting our or our management team's expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•Our recent history of losses and our future performance, including changes in operating results, such as store performance, and selling, general and administrative expenses (“SG&A”);
•Substantial doubt existing regarding our ability to continue as a going concern;
•Changes, including reductions to unstainable levels, of our liquidity from our cash and availability under our credit facilities;
•Our ability or inability to secure additional funds through debt or equity financing transactions or other transactions on terms acceptable to us, if at all;
•Compliance with, or defaults under, financial and other covenants under our credit agreements and related loan documents and actions or inactions of our lenders;
•Consumer demand changes and our ability to procure and manage inventory levels to reflect consumer demand;
•Future market conditions and industry trends, including anticipated national new recreational vehicle (“RV”) wholesale shipments;
•Changes in U.S. or global economic and political conditions or outbreaks of war;
•Changes in our anticipated levels of capital expenditures in the future;
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

As of June 30, 2025, we operate 13 dealerships in 10 states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Note 1 – Business Organization and Nature of Operations to our financial statements for additional information.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 2,800 new and pre-owned RVs. We have approximately 400 service bays, and each location has an RV parts and accessories store. We employ approximately 800 people at our 13 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S.

We attract new customers primarily through Lazydays dealership locations as well as digital and traditional marketing efforts. Once we acquire customers, those customers become part of our customer database where we use customer relationship management tools and analytics to actively engage, market and sell our products and services.

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. We have strong strategic alliances with leading RV manufacturers. The core brands that we sell, representing 98.0% of the new vehicles that we sold in the quarter ended June 30, 2025, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc. Under our business strategy, we believe that our new RV sales create incremental profit opportunities by providing used RV inventory through trade-ins, arranging of third-party financing, RV service and insurance contracts, future resale of trade-ins and parts and service work.

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

Service, Body and Parts and Other
With approximately 400 service bays, we provide onsite general RV maintenance and repair services at all of our dealership locations. We employ over 200 highly skilled technicians, many of them certified by the Recreational Vehicle Industry Association (“RVIA”) or the National RV Dealers Association (“RVDA”) and we are equipped to offer comprehensive services and perform original equipment manufacturer (“OEM”) warranty repairs for most RV components. Earnings from service, body and parts and other have historically been more resilient during economic downturns, when owners have tended to hold and repair their existing RVs rather than buy a new one. Service, body and parts and other is a strategic area of focus and an area of opportunity to grow additional earnings.

Recent Developments

Dealership Divestitures

During the six months ended June 30, 2025, we sold the following nine dealerships (collectively defined as the “Divestitures”): Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington; Fort Pierce, Florida, Longmont, Colorado; Mesa, Arizona; and Las Vegas, Nevada. These dealerships generated revenues of $15.5 million and $55.7 million during the three and six months ended June 30, 2025, respectively, compared to revenues of $71.7 million and $140.2 million during the three and six months ended June 30, 2024, respectively.

Camping World Sales

During the fourth quarter of 2024, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with certain subsidiaries (the “Camping World Buyers”) of Camping World Holdings, Inc. (together with the Camping World Buyers, collectively, “Camping World”) to sell substantially all of the assets and certain real estate at our Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington dealerships (such transactions, the “Camping World Sales”). During February 2025 and March 2025, the Camping World Buyers closed on the sale of five of the dealerships (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington). We received net proceeds of $113.9 million from the Camping World Sales. Net proceeds from the Camping World Sales were used for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes. During the three months ended June 30, 2025, we received additional proceeds from the Camping World Sales of $0.6 million. During the three and six months ended June 30, 2025, we recognized a gain of $0.6 million and $0.1 million, respectively, from the Camping World Sales.

Camping World informed us that it elected not to consummate the Camping World Sales with respect to the assets of the remaining two dealerships under the Camping World Asset Purchase Agreement (Portland, Oregon and Council Bluffs, Iowa). On March 28, 2025, we delivered written notice to Camping World to (a) exercise our remedy under Section 12.10 of the Camping World Asset Purchase Agreement for Camping World’s failure to complete such closings, namely to relieve us from any obligation to issue 9,708,737 shares of our common stock to Camping World’s subsidiary under Section 6.10 of the Camping World Asset Purchase Agreement; and (b) terminate the Camping World Asset Purchase Agreement effective on March 31, 2025, the outside date under the Camping World Asset Purchase Agreement. We determined the Portland, Oregon and Council Bluffs, Iowa locations no longer met the held for sale criteria as of June 30, 2025, and as a result, assets and liabilities associated with these dealerships are presented as held for use in our balance sheet.

General RV Sales

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with General R.V. Center, Inc. and its subsidiary (collectively, “General RV”) to sell substantially all of the assets and certain real estate at our Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona dealerships (such transactions, the “General RV Sales”). During May 2025 and June 2025, the General RV Sales closed on all three facilities (in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona) and we received net proceeds of $47.0 million from the sale. Net proceeds from the General RV Sales were used for repayments of $22.2 million of floor plan notes payable, repayments of $7.9 million of term loan debt, repayments of $6.7 million of paid-in-kind interest and working capital and general corporate purposes. We recorded a loss of $1.1 million related to these sales during the three and six months ended June 30, 2025.

Fun Town RV Sale

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Fun Town RV Las Vegas, LLC and its affiliate (collectively, “Fun Town RV”) to sell substantially all of the assets and certain real estate at our Las Vegas, Nevada dealership (such transaction, the “Fun Town RV Sale”). During June 2025, the Fun Town RV Sale closed and we received net proceeds of $10.4 million. Net proceeds from the Fun Town RV Sale were used for repayments of $3.4 million of floor plan notes payable and working capital and general corporate purposes. We recorded a loss of $1.5 million related to this sale during the three and six months ended June 30, 2025.

Purchase Agreement with Ron Hoover RV

In June 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Ron Hoover Companies, Inc. (“Ron Hoover RV”) to sell substantially all of the assets and certain real estate at our Claremore, Oklahoma dealership. Management determined that the Claremore, Oklahoma dealership met the criteria to be held for sale during the second quarter of 2025. The assets and liabilities associated with this dealership were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of June 30, 2025. On August 1, 2025, we completed the sale of the Claremore, Oklahoma dealership and related real estate to Ron Hoover RV for gross proceeds of approximately $14.9 million. Approximately $3.1 million of the proceeds from such sale were deposited into a blocked account maintained with and subject to the sole dominion and control of M&T Bank, as further described below under Limited Waivers and Consents with Respect to M&T Credit Agreement.

Limited Waivers and Consents with Respect to M&T Credit Agreement

On April 30, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (as amended by First Amendment to Limited Waiver and Consent dated May 9, 2025, the “April 2025 M&T Waiver”) in connection with the M&T Credit Agreement. The April 2025 M&T Waiver granted the Company temporary waivers of existing or potential defaults or events of default resulting from any the following: the Company not making certain vehicle curtailment payments during the month of April 2025; the Company not making certain interest payments that were otherwise payable on May 1, 2025; the Company not complying with the minimum liquidity covenant for the month ended April 30, 2025; the Company not complying with certain covenants relating to payment of liabilities due to third parties and the payment of taxes; the inaccuracy of the Company’s solvency representation, to the extent it was inaccurate or if it becomes inaccurate. The waiver under the April 2025 M&T Waiver lasted for a period beginning on April 30, 2025 ending on the earliest to occur of (a) 11:59 P.M. (Eastern Time) on June 20, 2025 and (b) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the M&T Waiver or the occurrence of any other default or event of default under the M&T Credit Agreement (the “April 2025 M&T Waiver Period”). The April 2025 M&T Waiver also waived certain actual or potential cross-defaults under other credit facilities, including the Coliseum Loan Agreement.

On June 12, 2025, we entered into a Limited Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement and Consent (the “Fourth Amendment”) with M&T Bank and the lenders party thereto, pursuant to which M&T Bank and the lenders party thereto waived the actual or potential defaults or events of default described in the April 2025 M&T Waiver and consented to the proposed sale of our dealership located in Claremore, Oklahoma. The lenders party to the Fourth Amendment waived each of the $2,500,000 amortization payments that would have otherwise been due in respect of the formerly available Revolving Credit Facility on June 30, 2025, September 30, 2025 and December 31, 2025, provided that if the loan parties fail, between June 1, 2025 and December 31, 2025, to repay the outstanding principal balance of the Revolving Credit Facility by at least $7,500,000, then on December 31, 2025 the loan parties will be required to make a mandatory prepayment of the Revolving Credit Facility in an amount equal to such deficiency.

The Fourth Amendment also decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility on a dollar for dollar basis in connection with certain sales of dealerships, with such reductions subject to a floor such that the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility would not be reduced, pursuant to the Fourth Amendment, to less than $245.0 million.

The Fourth Amendment requires us to sell certain of our unimproved land located in Aurora, Colorado, Las Vegas, Nevada and Waller, Texas by a specified deadline. It also required us to provide to M&T Bank a mortgage over the Company’s and its subsidiaries’ unimproved real property located in Waller, Texas, which we provided on July 14, 2025, and it required us to amend certain of the existing mortgages in favor of M&T Bank to cause such mortgages to cross-collateralize and secure the obligations outstanding under the Floor Plan Credit Facility, which we did on or about August 12, 2025.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

On July 31, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “July 2025 M&T Waiver”) related to the M&T Credit Agreement. The July 2025 M&T Waiver grants us temporary waivers of potential defaults or events of default resulting from the following: (a) the failure to make certain vehicle curtailment payments due on or about August 1, 2025; (b) the failure to make certain interest payments on July 31 and August 1, 2025; (c) the failure to repay certain loans outstanding under the Credit Agreement with certain net cash proceeds received in connection with the sale of the Company’s Claremore, Oklahoma facility (the “Specified Claremore Real Estate Net Proceeds”); (d) the inaccuracy of the Company’s solvency representation; and (e) certain cross-defaults under the Company’s mortgage with First Horizon Bank relating to the foregoing. The foregoing waivers apply for a period (the “July 2025 M&T Waiver Period”) beginning July 31, 2025 and lasting until the earlier to occur of (x) 11:59 P.M. (Eastern Time) on September 12, 2025 and (y) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the July 2025 M&T Waiver or the occurrence of any other default or event of default under the M&T Credit Agreement. At the end of the July 2025 M&T Waiver Period, the waivers described above will cease to be of any force or effect.

Pursuant to the July 2025 M&T Waiver, we deposited the Specified Claremore Real Estate Net Proceeds into a blocked account maintained with and subject to the sole dominion and control of M&T Bank from which the Company has no rights of access or withdrawal (the “Cash Collateral Reserve”). M&T Bank and the lenders under the M&T Credit

Agreement may agree in their sole discretion to release funds from the Cash Collateral Reserve to the Company upon its written request. At the end of the July 2025 M&T Waiver Period, funds in the Cash Collateral Reserve may be applied to obligations outstanding under the M&T Credit Agreement.

Among other covenants, the July 2025 M&T Waiver requires us to (i) by August 15, 2025, negotiate with M&T Bank to assist M&T Bank in developing and finalizing contingency procedures for our business and assets and deliver a contingency budget for the business and (ii) by August 22, 2025, either (x) deliver one or more indications of interest with respect to a transaction acceptable to M&T Bank and the lenders under the M&T Credit Agreement pursuant to which we will raise new capital through one or more asset sales and/or debt or equity capital raises or (y) deliver to M&T Bank drafts of any initial filings we intend to make in connection with any potential action under applicable debtor relief laws.

The July 2025 M&T Waiver also permanently decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility from $245,000,000 to $225,000,000.

The foregoing description of the July 2025 M&T Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.3 hereto and incorporated herein by reference.

Temporary Waiver of Defaults and Payoff Under Coliseum Loan Agreement

On April 30, 2025, certain of our subsidiaries (the “Coliseum Borrowers”) entered into a Temporary Waiver of Defaults, Agreement to Delay May 1, 2025 Monthly Payment Date and Consent (as amended by First Amendment to Temporary Waiver of Defaults, Agreement to Delay May 1, 2025 Monthly Payment Date and Consent, the “April 2025 Coliseum Waiver”) with the Lender in connection with the Coliseum Loan Agreement. The April 2025 Coliseum Waiver granted the Coliseum Borrowers and the other loan parties temporary waivers of existing or potential defaults or events of default resulting from any of the following: the Coliseum Borrowers’ not complying with certain covenants relating to payment of taxes; us not complying with our financial covenant to maintain liquid assets of not less than $5,000,000; and certain actual or potential cross-defaults under other credit facilities, including under the M&T Credit Agreement. The foregoing applied for a period beginning on April 30, 2025 and lasting until the earlier of (a) the end of the April 2025 M&T Waiver Period and (b) the occurrence of any other default or event of default under the Coliseum Loan Agreement (the “Coliseum Waiver Period”).

In addition, under the April 2025 Coliseum Waiver: (a) the Lender agreed to change the due date for payment of monthly interest that otherwise would have occurred on May 1, 2025 to the end of the Coliseum Waiver Period, with all interest incurred from (and including) April 1, 2025, through and including April 30, 2025 being due and payable at the end of the Coliseum Waiver Period; and (b) the Lender consented to certain asset sales with respect to facilities located in Fort Pierce, Florida; Mesa, Arizona; Longmont, Colorado; Las Vegas, Nevada; and Surprise, Arizona on the terms and conditions set forth in the April 2025 Coliseum Waiver.

On June 12, 2025, the Coliseum Borrowers entered into a Waiver of Defaults and Consent (the “June 2025 Coliseum Waiver”) with the Lender in connection with the Coliseum Loan Agreement. The June 2025 Coliseum Waiver granted the Coliseum Borrowers and the other loan parties waivers of specified defaults or events of defaults described in the April 2025 Coliseum Waiver. In addition, under the June 2025 Coliseum Waiver, the Lender consented to the proposed sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma.

The foregoing description of the June 2025 Coliseum Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.2 hereto and incorporated herein by reference.

On August 1, 2025, in connection with the sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma, the Coliseum Borrowers repaid the outstanding loans under the Coliseum Loan Agreement in full (the “Coliseum Payoff”). As a result of the Coliseum Payoff, the Lender released all liens, security interests, mortgages and other encumbrances granted by the Coliseum Borrowers to the Lender in connection with the Loan.

Reverse Stock Split

On July 10, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation to effect the Reverse Stock Split. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:00 p.m. Eastern time on July 11, 2025.

The Reverse Stock Split was primarily intended to increase the per share market price of the common stock in order to meet the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The common stock began trading on a Reverse Stock Split adjusted basis on The Nasdaq Capital Market on July 14, 2025 under the existing symbol “GORV” and the new CUSIP number 52110H209.

Nasdaq Compliance

On July 30, 2025, the Company received written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) confirming that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2). The Notice stated that the Staff had determined that for the 12 consecutive business days, from July 14, 2025 to July 29, 2025, the closing bid price of our common stock was at $1.00 per share or greater.

As previously disclosed, on January 23, 2025, the Company received written notice from the Staff notifying the Company that for the previous 30 consecutive business days, the closing bid price for the common stock had been below the minimum $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(a)(2). The Notice confirmed that this matter is now closed.

Quarter-to-Date Results of Operations

The following table presents our consolidated financial results for the three months ended June 30, 2025 compared to the three months ended June 30, 2024.

	Three Months Ended June 30,		Variance
(In thousands, except per unit data)	2025	2024
Revenue
New vehicle retail	$77,463	$143,333	$(65,870)	(46.0)%
Pre-owned vehicle retail	29,461	57,254	(27,793)	(48.5)%
Vehicle wholesale	870	3,268	(2,398)	(73.4)%
Consignment vehicle	2,078	562	1,516	269.8%
Finance and insurance	10,575	16,041	(5,466)	(34.1)%
Service, body and parts and other	10,850	15,144	(4,294)	(28.4)%
Total revenue	$131,297	$235,602	$(104,305)	(44.3)%

Gross profit
New vehicle retail	$8,503	$13,195	$(4,692)	(35.6)%
Pre-owned vehicle retail	5,979	10,900	(4,921)	(45.1)%
Vehicle wholesale	(43)	(329)	286	(86.9)%
Consignment vehicle	2,078	562	1,516	269.8%
Finance and insurance	10,231	15,397	(5,166)	(33.6)%
Service, body and parts and other	5,933	7,994	(2,061)	(25.8)%
LIFO	1,508	(315)	1,823	NM
Total gross profit	$34,189	$47,404	$(13,215)	(27.9)%

Gross profit margins
New vehicle retail	11.0%	9.2%	180	bps
Pre-owned vehicle retail	20.3%	19.0%	130	bps
Vehicle wholesale	(4.9)%	(10.1)%	520	bps
Consignment vehicle	100.0%	100.0%	—
Finance and insurance	96.7%	96.0%	70	bps
Service, body and parts and other	54.7%	52.8%	190	bps
Total gross profit margin	26.0%	20.1%	590	bps
Total gross profit margin (excluding LIFO)	24.9%	20.3%	460	bps

Retail units sold
New vehicle retail	1,068	2,036	(968)	(47.5)%
Pre-owned vehicle retail	598	1,100	(502)	(45.6)%
Consignment vehicle	185	49	136	277.6%
Total retail units sold	1,851	3,185	(1,334)	(41.9)%

Average selling price per retail unit
New vehicle retail	$72,531	$70,458	$2,073	2.9%
Pre-owned vehicle retail	49,266	52,049	(2,783)	(5.3)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$7,962	$6,412	$1,550	24.2%
Pre-owned vehicle retail	9,998	9,909	89	0.9%
Finance and insurance	5,527	5,084	443	8.7%

Finance & insurance revenue per unit	$5,713	$4,834	$879	18.2%
*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $65.9 million, or 46.0%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to a 47.5% decrease in new vehicle retail units sold, offset by a 2.9% increase in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in new vehicle retail revenue of $37.3 million, and dealerships closed during the last twelve months, which represented a decrease in new vehicle retail revenue of $6.7 million. The increase in average selling price per unit was primarily due to the concerted effort to discount sales prices on older new units in the prior year period.

New vehicle gross profit decreased $4.7 million, or 35.6%, in the three months ended June 30, 2025 compared to the same period in 2024, primarily due to the 47.5% decrease in new vehicle retail units sold, partially offset by the increase in average selling price mentioned above. New vehicle gross margin increased 180 basis points primarily due to the higher average selling price of new vehicles.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $27.8 million, or 48.5%, in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a 45.6% decrease in pre-owned retail units sold and a 5.3% decrease in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in pre-owned vehicle retail revenue of $12.1 million, and dealerships closed during the last twelve months, which represented a decrease in pre-owned vehicle retail revenue of $3.4 million. Additionally, we restarted our consignment program in 2024 which shifted a portion of our gross pre-owned vehicle retail revenue to consignment vehicle revenue.

Pre-owned vehicle retail gross profit decreased $4.9 million, or 45.1%, in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to fewer units sold. The increase in gross profit margins was primarily due to the concerted effort to discount sales prices to move units in the prior year period.

Vehicle Wholesale
Vehicle wholesale revenue decreased $2.4 million, or 73.4% in the three months ended June 30, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Vehicle wholesale gross profit increased $0.3 million, in the three months ended June 30, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Consignment Vehicle
Consignment vehicle revenue increased $1.5 million, or 269.8%, in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to the consignment vehicle program starting in the prior year. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue during the three months ended June 30, 2025 was composed of sales of $16.9 million less cost of consignment units of $14.8 million. Consignment vehicle revenue during the three months ended June 30, 2024 was composed of sales of $3.7 million less cost of consignment units of $3.1 million.

Finance and Insurance
Finance and insurance (“F&I”) revenue decreased $5.5 million, or 34.1%, in the three months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease of 41.9% in total retail units sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue decreased 28.4% and our gross profit decreased 25.8% during the three months ended June 30, 2025 compared to the same period in 2024, primarily due to the Divestitures, which represented a decrease in service, body and parts and other revenue of $2.4 million, and dealerships closed during the last twelve months, which represented a decrease in service, body and parts and other revenue of $1.2 million.

Depreciation and Amortization

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$3,400	$4,956	$(1,556)	(31.4)%

The decrease in depreciation and amortization was primarily driven by the Divestitures mentioned above.

Selling, General and Administrative
Selling, general and administrative (“SG&A”) expenses consist primarily of wage-related expenses, selling expenses related to commissions and advertising, lease expenses, corporate overhead expenses, stock-based compensation expense and transaction costs, and do not include depreciation and amortization expense or impairment charges.

SG&A expense was as follows:

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
SG&A expense	$35,826	$52,010	$(16,184)	(31.1)%
SG&A as percentage of revenue	27.3%	22.1%	520	bps

The decrease in SG&A expense was primarily related to a decrease in employee related costs of $7.5 million, a decrease in marketing expenses of $4.9 million, and decreases in rent, information technology, and other miscellaneous expenses, all of which were impacted by the Divestitures. These decreases were partially offset by an increase in transaction costs. The increase in SG&A as a percentage of revenue was primarily driven by a decrease in revenue discussed above, an increase in transaction costs and the continuation of certain fixed costs.

Impairment Charges

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Impairment charges	$7,676	$—	$7,676	NM

During the three months ended June 30, 2025, we recorded a non-cash impairment charge on indefinite-lived intangible assets of $4.3 million. The impairment was primarily driven by a decrease in revenue projections primarily resulting from recent divestitures. Further deterioration in the Company’s revenue projections, including a reduction in revenue resulting from the then-planned disposition of the Claremore, Oklahoma dealership (which closed on August 1, 2025), or the weighted-average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations and the resulting impact to its assumptions about future estimated revenues and the weighted-average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted-average cost of capital increases, the Company may be required to record future indefinite-lived intangible asset impairment charges, which could be material.

As of June 30, 2025, management determined that the Claremore, Oklahoma dealership and certain real estate near the previously closed Las Vegas, Nevada; Waller, Texas and Aurora, Colorado dealerships met the held for sale criteria. We evaluated the disposal groups to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $3.4 million during the three months ended June 30, 2025.

Floor Plan Interest Expense

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Floor plan interest expense	$3,269	$5,708	$(2,439)	(42.7)%

The decrease in floor plan interest expense was related to a decrease in floor plan notes payable due to the dealership divestitures. During the six months ended June 30, 2025, our floor plan notes payable decreased by $120.6 million, or 39.4%, of which $86.8 million was the result of our dealership divestitures.

Other Interest Expense

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Other interest expense	$7,398	$5,837	$1,561	26.7%

The increase in other interest expense was primarily due to acceleration of unamortized debt discount of $3.2 million and debt exit cost incurred of $0.6 million during the three months ended June 30, 2025 as a result of repayments on term loan debt. These increases were partially offset by a decrease in the average term loan and mortgage debt balances.

Change in Fair Value of Warrant Liabilities

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
(Gain) loss on change in fair value of warrant	(407)	337	(744)	(220.8)%

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock.

Loss (Gain) on Sale of Businesses, Property and Equipment

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Loss (gain) on sale of businesses, property and equipment	1,952	(1,044)	2,996	(287.0)%

During the three months ended June 30, 2025, we sold dealerships in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona in the General RV Sales and Las Vegas, Nevada in the Fun Town RV Sale. We received net proceeds of $57.4 million and recorded a net loss of $2.5 million from the sale of these dealerships during the three months ended June 30, 2025. Additionally, during the three months ended June 30, 2025, we received additional proceeds of $0.6 million from the Camping World Sales that occurred in the first quarter of 2025 and recognized a gain of $0.6 million during the three months ended June 30, 2025.

During the second quarter of 2024, we sold certain real estate near the previously closed Burns Harbor, Indiana dealership for net proceeds of $3.0 million. We recorded a gain on sale of $1.0 million related to this sale during the three months ended June 30, 2024.

Refer to Note 5 - Dispositions and Assets Held for Sale for further information.

Income Tax Expense

	Three Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Income tax (benefit) expense	$(336)	$23,821	$(24,157)	(101.4)%
Effective tax rate	1.3%	(116.8)%

Income tax benefit of $0.3 million and the effective tax rate for the three months ended June 30, 2025 primarily resulted from the effects of state income taxes and various permanent differences and changes in the valuation allowance. Currently, we are unable to recognize federal tax benefits from loss before income taxes due to our valuation allowance on our net operating loss, which was initially established in the second quarter of 2024. The change in our effective tax rate for the three months ended June 30, 2025 compared to the same period in 2024 was primarily the result of continued application of our valuation allowance.

Year-to-Date Results of Operations

The following table presents our consolidated financial results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024.

	Six Months Ended June 30,		Variance
(In thousands, except per unit data)	2025	2024
Revenue
New vehicle retail	$174,982	$296,024	$(121,042)	(40.9)%
Pre-owned vehicle retail	70,134	136,282	(66,148)	(48.5)%
Vehicle wholesale	2,926	9,517	(6,591)	(69.3)%
Consignment vehicle	3,567	644	2,923	453.9%
Finance and insurance	22,077	34,370	(12,293)	(35.8)%
Service, body and parts and other	23,426	28,885	(5,459)	(18.9)%
Total revenue	$297,112	$505,722	$(208,610)	(41.2)%

Gross profit
New vehicle retail	$19,350	$18,831	$519	2.8%
Pre-owned vehicle retail	14,658	20,195	(5,537)	(27.4)%
Vehicle wholesale	(107)	(2,540)	2,433	(95.8)%
Consignment vehicle	3,567	644	2,923	453.9%
Finance and insurance	21,299	33,033	(11,734)	(35.5)%
Service, body and parts and other	12,811	15,448	(2,637)	(17.1)%
LIFO	6,453	(441)	6,894	NM
Total gross profit	$78,031	$85,170	$(7,139)	(8.4)%

Gross profit margins
New vehicle retail	11.1%	6.4%	470	bps
Pre-owned vehicle retail	20.9%	14.8%	610	bps
Vehicle wholesale	(3.7)%	(26.7)%	NM
Consignment vehicle	100.0%	100.0%	—
Finance and insurance	96.5%	96.1%	40	bps
Service, body and parts and other	54.7%	53.5%	120	bps
Total gross profit margin	26.3%	16.8%	950	bps
Total gross profit margin (excluding LIFO)	24.1%	16.9%	720	bps

Retail units sold
New vehicle retail	2,211	4,091	(1,880)	(46.0)%
Pre-owned vehicle retail	1,403	2,561	(1,158)	(45.2)%
Consignment vehicle	385	55	330	600.0%
Total retail units sold	3,999	6,707	(2,708)	(40.4)%

Average selling price per retail unit
New vehicle retail	$79,142	$72,389	$6,753	9.3%
Pre-owned vehicle retail	49,989	53,214	(3,225)	(6.1)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$8,752	$4,569	$4,183	91.6%
Pre-owned vehicle retail	10,448	7,886	2,562	32.5%
Finance and insurance	5,326	5,044	282	5.6%

Finance & insurance revenue per unit	$5,521	$4,925	$596	12.1%
*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $121.0 million, or 40.9%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a 46.0% decrease in new vehicle retail units sold, offset by a 9.3% increase in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in new vehicle retail revenue of $55.7 million, and dealerships closed during the last twelve months, which represented a decrease in new vehicle retail revenue of $12.5 million. The increase in average selling price per unit was due to a sales mix shift towards available higher priced units and the concerted effort to discount sales prices on older new units in the prior year period.

New vehicle gross profit increased $0.5 million, or 2.8%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to the increase in average selling price mentioned above. New vehicle gross margin increased 470 basis points primarily due to the higher average selling price of new vehicles.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $66.1 million, or 48.5%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a 45.2% decrease in pre-owned retail units sold and a 6.1% decrease in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in pre-owned vehicle retail revenue of $20.5 million, and dealerships closed during the last twelve months, which represented a decrease in pre-owned vehicle retail revenue of $8.0 million. Additionally, we restarted our consignment program in 2024 which shifted a portion of our gross pre-owned vehicle retail revenue to consignment vehicle revenue.

Pre-owned vehicle retail gross profit decreased $5.5 million, or 27.4%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a 45.2% decrease in retail units sold and a 6.1% decrease in average selling price per unit, offset by a 32.5% increase in average gross profit per unit. The increase in gross profit margins was primarily due to the concerted effort to discount sales prices to move units in the prior year period.

Vehicle Wholesale
Vehicle wholesale revenue decreased $6.6 million, or 69.3%, in the six months ended June 30, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Vehicle wholesale gross profit increased $2.4 million, in the six months ended June 30, 2025 compared to the same period in 2024, primarily related to a strategic decision to right size our RV inventory during the prior year period.

Consignment Vehicle
Consignment vehicle revenue remained approximately the same in the six months ended June 30, 2025 compared to the same period in 2024. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue in the six months ended June 30, 2025 was composed of sales of $29.2 million less cost of consignment units of $25.6 million. Consignment vehicle revenue in the six months ended June 30, 2024 was composed of sales of $4.2 million less cost of consignment units of $3.6 million.

Finance and Insurance
Finance and insurance (“F&I”) revenue decreased $12.3 million, or 35.8%, in the six months ended June 30, 2025 compared to the same period in 2024 primarily due to a decrease of 40.4% in total retail units sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue decreased 18.9% and our gross profit decreased 17.1% during the six months ended June 30, 2025 compared to the same period in 2024, primarily due to the Divestitures, which represented a decrease of $2.5 million, and dealerships closed during the last twelve months, which represented a decrease in service, body and parts and other revenue of $2.3 million.

Depreciation and Amortization

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$7,982	$10,417	$(2,435)	(23.4)%

The decrease in depreciation and amortization was primarily driven by the Divestitures mentioned above.

Selling, General and Administrative

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
SG&A expense	$74,455	$100,896	$(26,441)	(26.2)%
SG&A as percentage of revenue	25.1%	20.0%	510	bps

The decrease in SG&A expense was primarily related to a decrease in employee related costs of $13.9 million, a decrease in marketing expenses of $7.1 million, and decreases in rent, information technology, and other miscellaneous expenses, all of which were impacted by the Divestitures. These decreases were partially offset by an increase in transaction costs. The increase in SG&A as a percentage of revenue was primarily driven by a decrease in revenue discussed above, an increase in transaction costs and the continuation of certain fixed costs.

Impairment Charges

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Impairment charges	10,576	—	10,576	NM

During the six months ended June 30, 2025, we recorded a non-cash impairment charge on indefinite-lived intangible assets of $7.2 million. The impairment was primarily driven by lower revenue projections and a decrease in the Company’s stock price. Further deterioration in the Company’s revenue projections, including a reduction in revenue resulting from the then-planned disposition of the Claremore, Oklahoma dealership (which closed on August 1, 2025), or the weighted-average cost of capital assumptions may result in an impairment charge to earnings in future quarters. The Company will continue to closely monitor actual results versus its expectations and the resulting impact to its assumptions about future estimated revenues and the weighted-average cost of capital. If the Company's expectations of the operating results, both in magnitude or timing, do not materialize, or if its weighted-average cost of capital increases, the Company may be required to record future indefinite-lived intangible asset impairment charges, which could be material.

As of June 30, 2025, management determined that the Claremore, Oklahoma dealership and certain real estate near the previously closed Las Vegas, Nevada; Waller, Texas and Aurora, Colorado dealerships met the held for sale criteria. We evaluated the disposal groups to ensure they were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment tests of each disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $3.4 million during the six months ended June 30, 2025.

Floor Plan Interest Expense

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Floor plan interest expense	7,859	13,384	(5,525)	(41.3)%

The decrease in floor plan interest expense was related to a decrease in floor plan notes payable due to the Divestitures and, to a lesser extent, a decrease in the average floor plan borrowing rate. During the six months ended June 30, 2025, our floor plan notes payable decreased by $120.6 million, or 39.4%, of which $86.8 million was the result of our dealership divestitures.

Other Interest Expense

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Other interest expense	13,567	10,360	3,207	31.0%

The increase in other interest expense was primarily due to acceleration of unamortized debt discount of $4.2 million and debt exit cost incurred of $1.2 million during the six months ended June 30, 2025 as a result of repayments on term loan and mortgage debt. These increases were partially offset by a decrease in the average term loan and mortgage debt balances.

Change in Fair Value of Warrant Liabilities

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
(Gain) loss on change in fair value of warrant	(4,689)	337	(5,026)	(1491.4)%

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock.

Loss (Gain) on Sale of Businesses, Property and Equipment

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Loss (gain) on sale of businesses, property and equipment	2,411	(1,044)	3,455	(330.9)%

During the six months ended June 30, 2025, we sold the following nine dealerships: Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Woodland, Washington; Fort Pierce, Florida; Longmont, Colorado; Mesa, Arizona; and Las Vegas, Nevada. We received net proceeds of $172.0 million and recorded a net loss of $2.4 million from the sale of these dealerships during the six months ended June 30, 2025.

During the second quarter of 2024, we sold certain real estate near the previously closed Burns Harbor, Indiana dealership for net proceeds of $3.0 million. We recorded a gain on sale of $1.0 million related to this sale during the six months ended June 30, 2024.

Refer to Note 5 - Dispositions and Assets Held for Sale for further information.

Income Tax Expense

	Six Months Ended June 30,		Variance
($ in thousands)	2025	2024	$	%
Income tax (benefit) expense	$(8)	$17,021	$(17,029)	(100.0)%
Effective tax rate	—%	(34.6)%

The effective tax rate for the six months ended June 30, 2025 was impacted by changes in the valuation allowance and the effects of state income taxes and various permanent differences. Currently, we are unable to recognize federal tax benefits from loss before income taxes due to our valuation allowance on our net operating loss, which was initially established in the second quarter of 2024. The change in our effective tax rate for the six months ended June 30, 2025 compared to the same period in 2024 was primarily the result of continued application of our valuation allowance.
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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(24,589)	$(44,221)	$(34,122)	$(66,201)
Interest expense, net	10,667	11,545	21,426	23,744
Depreciation and amortization	3,400	4,956	7,982	10,417
Income tax expense	(336)	23,821	(8)	17,021
EBITDA	(10,858)	(3,899)	(4,722)	(15,019)
Floor plan interest expense	(3,269)	(5,708)	(7,859)	(13,384)
LIFO adjustment	(1,508)	315	(6,453)	441
Loss (gain) on sale of businesses, property and equipment	1,952	(1,044)	2,411	(1,044)
Impairment charges	7,676	—	10,576	—
(Gain) loss on change in fair value of warrant liabilities	(407)	337	(4,689)	337
Stock-based compensation expense	174	595	471	1,104
Adjusted EBITDA	$(6,240)	$(9,404)	$(10,265)	$(27,565)

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
Liquidity and Capital Resources

Our principal immediate need for liquidity and capital resources is for working capital. We have historically satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities, as well as occasional sale-

leaseback arrangements. In addition to these sources of liquidity, potential sources to fund or support our business strategy include seeking waivers or other modifications concerning our existing debt and other obligations, new loans and/or re-financing existing loans, proceeds from debt or equity offerings, proceeds from asset sales and/or proceeds from other potential transactions. We evaluate all of our options for feasibility and have been and continue to pursue transactions to seek to generate liquidity to support our operations and plans. However, no assurances can be provided that these liquidity sources will be available in sufficient amounts to sustain our operations as a going concern, and many factors concerning their availability are beyond our control, such as actions or inactions of our lenders and potential transaction counterparties.

Cash Flow Summary

	Six Months Ended June 30,
(In thousands)	2025	2024
Net cash provided by operating activities	$7,358	$101,315
Net cash provided by (used) in investing activities	171,924	(9,967)
Net cash used in financing activities	(179,282)	(107,411)
Net decrease in cash	—	(16,063)

Operating Activities
Inventories are the most significant component of our cash flow from operations. As of June 30, 2025, our new vehicle days’ supply was 91 days which was 114 days less than our days’ supply as of December 31, 2024. As of June 30, 2025, our days’ supply of pre-owned vehicles was 46 days, which was 103 days less than our days’ supply at December 31, 2024. We calculate days’ supply of inventory based on current inventory levels and a 90-day historical cost of sales level. We continue to focus on managing our unit mix and maintaining appropriate levels of new and pre-owned vehicle inventory.

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

To better understand the impact of these items, a reconciliation of adjusted net cash provided by operating activities, a non-GAAP financial measure to net cash provided by operating activities, is presented below:

	Six Months Ended June 30,		Variance
(In thousands)	2025	2024	$
Net cash provided by operating activities, as reported	$7,358	$101,315	$(93,957)
Net repayments on floor plan notes payable	(120,723)	(114,824)	(5,899)
Adjusted net cash used in operating activities	$(113,365)	$(13,509)	$(99,856)

The increase in adjusted net cash used in operating activities was primarily driven by repayments of $86.8 million of floor plan notes payable and paid-in-kind interest of $6.7 million with net proceeds received from the Divestitures.

Investing Activities
During the six months ended June 30, 2025, we received $172.0 million net proceeds from the Divestitures. Such proceeds from the Divestitures were used for repayments of $86.8 million of floor plan notes payable, repayments of $54.0 million of term loan and mortgage debt, paid-in-kind interest of $6.7 million and working capital and general corporate purposes. Additionally, capital expenditures decreased by $8.8 million during the six months ended June 30, 2025 compared to the same period in 2024. Forecasted capital expenditures for the fiscal year 2025 are expected to be less than $2.0 million, which is a significant decrease from capital expenditures in the fiscal year 2024.

Financing Activities
During the six months ended June 30, 2025, significant financing activities included $120.7 million of net repayments under our Floor Plan Credit Facility (as defined below), repayments under our Revolving Credit Facility (as defined below) of $2.5 million, and repayments on long-term debt and finance liabilities of $56.0 million. Of these repayments of debt, net proceeds from the Divestitures were used to repay $86.8 million of floor plan notes payable and $54.0 million of term loan and mortgage debt. During the six months ended June 30, 2024, significant financing activities included net repayments under our Floor Plan Credit Facility of $114.8 million, borrowings under our Revolving Credit Facility of $5.0 million and proceeds from issuance of long-term debt and finance liabilities of $16.4 million.

M&T Credit Facilities
As of June 30, 2025, the M&T Credit Agreement provided us with a $245.0 million floor plan credit facility (the “Floor Plan Credit Facility”) and zero remaining availability under a revolving credit facility (the “Revolving Credit Facility” and together with the Floor Plan Credit Facility, the “M&T Credit Facilities”), which mature February 21, 2027. As of June 30, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.8 million.

On April 30, 2025, we entered into the April 2025 M&T Waiver in connection with the M&T Credit Agreement. The April 2025 M&T Waiver granted the Company temporary waivers of existing or potential defaults or events of default resulting from any the following: the Company not making certain vehicle curtailment payments during the month of April 2025; the Company not making certain interest payments that were otherwise payable on May 1, 2025; the Company not complying with the minimum liquidity covenant for the month ended April 30, 2025; the Company not complying with certain covenants relating to payment of liabilities due to third parties and the payment of taxes; the inaccuracy of the Company’s solvency representation, to the extent it was inaccurate or if it becomes inaccurate. The waiver under the April 2025 M&T Waiver lasted for the April 2025 M&T Waiver Period. The April 2025 M&T Waiver also waived certain actual or potential cross-defaults under other credit facilities, including the Coliseum Loan Agreement.

On June 12, 2025, we entered into the Fourth Amendment with M&T Bank and the lenders party thereto, pursuant to which M&T and the lenders party thereto waived the actual or potential defaults or events of default described in the April 2025 M&T Waiver and consented to the proposed sale of our dealership located in Claremore, Oklahoma. The lenders party to the Fourth Amendment waived each of the $2,500,000 amortization payments that would have otherwise been due in respect of the formerly available Revolving Credit Facility on June 30, 2025, September 30, 2025 and December 31, 2025, provided that if the loan parties fail, between June 1, 2025 and December 31, 2025, to repay the outstanding principal balance of the Revolving Credit Facility by at least $7,500,000, then on December 31, 2025 the loan parties will be required to make a mandatory prepayment of the Revolving Credit Facility in an amount equal to such deficiency.

The Fourth Amendment also decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility on a dollar for dollar basis in connection with certain sales of dealerships, with such reductions subject to a floor such that the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility would not be reduced, pursuant to the Fourth Amendment, to less than $245.0 million.

The Fourth Amendment requires us to sell certain of our unimproved land located in Aurora, Colorado, Las Vegas, Nevada and Waller, Texas by a specified deadline. It also required us to provide to M&T Bank a mortgage over the Company’s and its subsidiaries’ unimproved real property located in Waller, Texas, which we provided on July 14, 2025, and it required us to amend certain of the existing mortgages in favor of M&T Bank to cause such mortgages to cross-collateralize and secure the obligations outstanding under the Floor Plan Credit Facility, which we did on or about August 12, 2025.

The foregoing description of the Fourth Amendment is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.1 hereto and incorporated herein by reference.

As of June 30, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the M&T Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of June 30, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of June 30, 2025, there was $185.5 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.8 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

On July 31, 2025, we entered into the July 2025 M&T Waiver related to the M&T Credit Agreement. The July 2025 M&T Waiver grants us temporary waivers of potential defaults or events of default resulting from the following: (a) the failure to make certain vehicle curtailment payments due on or about August 1, 2025; (b) the failure to make certain interest payments on July 31 and August 1, 2025; (c) the failure to repay certain loans outstanding under the Credit Agreement with certain net cash proceeds received in connection with the sale of the Company’s Claremore, Oklahoma facility (the “Specified Claremore Real Estate Net Proceeds”); (d) the inaccuracy of the Company’s solvency representation; and (e) certain cross-defaults under the Company’s mortgage with First Horizon Bank relating to the foregoing. The foregoing waivers apply for the July 2025 M&T Waiver Period. At the end of the July 2025 M&T Waiver Period, the waivers described above will cease to be of any force or effect.

Pursuant to the July 2025 M&T Waiver, we deposited the Specified Claremore Real Estate Net Proceeds into the Cash Collateral Reserve. M&T Bank and the lenders under the M&T Credit Agreement may agree in their sole discretion to release funds from the Cash Collateral Reserve to the Company upon its written request. At the end of the July 2025 M&T Waiver Period, funds in the Cash Collateral Reserve may be applied to obligations outstanding under the M&T Credit Agreement.

Among other covenants, the July 2025 M&T Waiver requires us to (i) by August 15, 2025, negotiate with M&T Bank to assist M&T Bank in developing and finalizing contingency procedures for our business and assets and deliver a contingency budget for the business and (ii) by August 22, 2025, either (x) deliver one or more indications of interest with respect to a transaction acceptable to M&T Bank and the lenders under the M&T Credit Agreement pursuant to which we will raise new capital through one or more asset sales and/or debt or equity capital raises or (y) deliver to M&T Bank drafts of any initial filings we intend to make in connection with any potential action under applicable debtor relief laws.

The July 2025 M&T Waiver also permanently decreased the lenders’ aggregate commitments in respect of the Floor Plan Credit Facility from $245,000,000 to $225,000,000.

Other Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of June 30, 2025, there was $12.6 million outstanding related to the Knoxville, Tennessee mortgage (the “First Horizon Mortgage”), which is classified on our balance sheets as long-term debt.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC, as lender (the “Lender”), under which the Lender provided us with a term loan initially in the principal amount of $35.0 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan had a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held 79% of our common stock (including warrants on an as-exercised basis) as of June 30, 2025, and the Lender is therefore considered a related party.

The Loan bore interest at a rate of 12% per annum, payable monthly in cash on the outstanding loan balance, except that for any quarterly period during the first year of the Loan term, we had the option at the beginning of such quarter to make paid-in-kind elections, whereby the entire outstanding balance would be charged interest at 14% per annum and interest amounts would be added to the outstanding principal rather than paid currently in cash. We exercised this option during each of the first four quarterly periods of the Loan. The Loan was secured by mortgages on all of our real estate, except our real estate at our Knoxville location, and certain related assets. Issuance costs of $2.0 million were recorded as debt discount and are being amortized over the term of the Loan to interest expense using the effective interest method. As of June 30, 2025, the Loan was carried at the outstanding principal balance, less debt issuance costs and is included in related party debt, net of debt discount in our balance sheets. The accrued paid-in-kind interest is included in other long-term liabilities in our balance sheets.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan and, as additional security for such advance, we mortgaged to the Lender our real property located in Fort Pierce, Florida and certain related assets. In connection with the additional advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at an exercise price of $5.25 per share, subject to certain adjustments (which exercise price was subsequently adjusted to $3.83 per share on November 15, 2024 in connection with an issuance of common stock by us). After the Reverse Stock Split, which became effective July 11, 2025, the number of warrants was adjusted to 339,807 and the exercise price was adjusted to $114.90 per share. The warrants may be exercised at any time until May 15, 2034.

On April 30, 2025, the Coliseum Borrowers entered the April 2025 Coliseum Waiver with the Lender in connection with the Coliseum Loan Agreement. The April 2025 Coliseum Waiver granted the Coliseum Borrowers and the other loan parties temporary waivers of existing or potential defaults or events of default resulting from any of the following: the Coliseum Borrowers’ not complying with certain covenants relating to payment of taxes; us not complying with our financial covenant to maintain liquid assets of not less than $5,000,000; and certain actual or potential cross-defaults under other credit facilities, including under the M&T Credit Agreement. The foregoing waivers applied for the Coliseum Waiver Period.

In addition, under the April 2025 Coliseum Waiver: (a) the Lender agreed to change the due date for payment of monthly interest that otherwise would have occurred on May 1, 2025 to the end of the Coliseum Waiver Period, with all interest incurred from (and including) April 1, 2025, through and including April 30, 2025 being due and payable at the end of the Coliseum Waiver Period; and (b) the Lender consented to certain asset sales with respect to facilities located in Fort Pierce, Florida; Mesa, Arizona; Longmont, Colorado; Las Vegas, Nevada; and Surprise, Arizona on the terms and conditions set forth in the April 2025 Coliseum Waiver.

On June 12, 2025, the Coliseum Borrowers entered into the June 2025 Coliseum Waiver with the Lender in connection with the Coliseum Loan Agreement. The June 2025 Coliseum Waiver granted the Coliseum Borrowers and the other loan parties waivers of specified defaults or events of defaults described in the April 2025 Coliseum Waiver. In addition, under the June 2025 Coliseum Waiver, the Lender consented to the proposed sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma.

The foregoing description of the June 2025 Coliseum Waiver is qualified in its entirety by reference to the full text of such agreement, a copy of which is attached as Exhibit 10.2 hereto and incorporated herein by reference.

In June 2025, we sold our Fort Pierce, Florida dealership and related real property in the General RV Sales, and we repaid the principal and paid-in-kind accrued interest balance by approximately $14.7 million. As of June 30, 2025, the outstanding principal balance of the Loan was $3.7 million.

On August 1, 2025, in connection with the sale by the Coliseum Borrowers of their real property located in Claremore, Oklahoma, the Coliseum Borrowers repaid the outstanding loans under the Coliseum Loan Agreement in full (the “Coliseum Payoff”). As a result of the Coliseum Payoff, the Lender released all liens, security interests, mortgages and other encumbrances granted by the Coliseum Borrowers to the Lender in connection with the Loan.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$8,852
2026	13,691
2027	9,732
2028	435
2029	465
Thereafter	10,974
Total	$44,149

Going Concern
Substantial doubt about the Company’s ability to continue as a going concern exists. The Company incurred a net loss of $34.1 million during the six months ended June 30, 2025 and had an accumulated deficit of $148.9 million. As of June 30, 2025, the Company had cash and cash equivalents of $24.7 million, debt obligations of $43.5 million relating to mortgages, term loans and the Revolving Credit Facility, floor plan notes payable of $185.5 million and operating and finance lease obligations of $97.8 million. Under the Third Amendment, we permanently eliminated our ability to borrow new loans or swingline loans or to request issuance of letters of credit under the Revolving Credit Facility formerly available to us thereunder. As a result, the only credit facility currently available to us under the M&T Credit Agreement is the floor plan credit facility, and currently we do not have access to a Revolving Credit Facility that we can use for general working capital purposes. Our ability to meet future anticipated liquidity needs over the next year will largely depend on our ability to generate positive cash inflows from operations and/or secure sources of outside capital. We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. While we believe we will be able to generate sufficient positive cash inflows and/or secure outside capital, there can be no assurance our plans will be successfully implemented, and many relevant factors concerning our ability to continue as a going concern are outside of our control, such as actions or inactions of our lenders and the willingness of external parties to provide financing to us. Accordingly, we may be unable to continue as a going concern over the next year. As a result, there is substantial doubt about our ability to continue as a going concern.

Tax Legislation
On July 4, 2025, federal legislation commonly referred to as the One Big Beautiful Bill Act (the “OBBBA”) was enacted, resulting in changes to U.S. federal income tax law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented in later years. We are currently assessing its impact on our financial statements.
Industry Trends

We monitor industry conditions in the RV market using a number of resources including its own performance tracking and modeling. We also consider monthly wholesale shipment data as reported by the RV Industry Association (“RVIA”), which is typically issued on a one-month lag and represents manufacturers’ North American RV production and delivery to dealers. In April, the RVIA issued an updated forecast for calendar year 2025 wholesale unit shipments. The forecast projects 2025 RV wholesale shipments to range between 320,400 to 353,500 units with a median of 333,700 units. We believe that retail consumers remain interested in the RV lifestyle. While we anticipate that near-term demand will be influenced by many factors, including consumer confidence, interest rates and the level of consumer spending on discretionary products, we believe future retail demand for RVs over the longer term will exceed historical, pre-pandemic levels as consumers continue to value the benefits offered by the RV lifestyle.

Inflation

During the six months ended June 30, 2025, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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
Our largest RV dealership is located near Tampa, Florida, which is in close proximity to the Gulf of America. A severe weather event, such as a hurricane, could cause severe damage to property and inventory and decrease the traffic to our dealerships. Although we believe that we have adequate insurance coverage, if we were to experience a catastrophic loss, we may exceed our policy limits and/or may have difficulty obtaining similar insurance coverage in the future.
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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weaknesses in our internal control over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2025.

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

Notwithstanding the previously identified material weaknesses, which remains unremediated, management, including our Chief Executive Officer and Chief Financial Officer, believes the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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
•Engage third-party assistance to assess the specific training needs for newly hired and existing personnel and develop and deliver training programs, designed to uphold our internal control;
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors under “Risk Factors” in Item 1A and information disclosed in our 2024 Form 10-K.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We made no unregistered sales of equity securities during the three months ended June 30, 2025.
Item 5. Other Information
During the second quarter of 2025, none of our officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1+
Asset Purchase Agreement, dated as of May 20, 2025, by and among Fun Town RV Las Vegas, LLC, as purchaser, LD of Las Vegas, LLC, as seller, and Lazydays Holdings, Inc (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on May 23, 2025 and incorporated herein by reference).

2.2+
Real Estate Purchase Agreement, dated as of May 20, 2025, by and between LD Real Estate, LLC, as seller, and MRV Las Vegas Property, LLC, as purchaser (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on May 23, 2025 and incorporated herein by reference).

2.3+
Asset Purchase Agreement, dated as of June 18, 2025, by and among Ron Hoover Companies, Inc., as purchaser and Lazydays RV of Oklahoma, LLC, as seller (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on June 24, 2025 and incorporated herein by reference).

2.4+
Real Estate Purchase Agreement, dated as of June 18, 2025, by and between LD Real Estate, LLC, as seller, and Ron Hoover Companies, Inc., as buyer (filed as Exhibit 2.2 to the Current Report on Form 8-K filed on June 24, 2025 and incorporated herein by reference).

3.1
Certificate of Amendment of Restated Certificate of Incorporation of Lazydays Holdings, Inc., dated July 10, 2025 and effective July 11, 2025 (filed as Exhibit 3.1 to the Current Report on Form 8-K filed on July 11, 2025 and incorporated herein by reference).

10.1
Limited Waiver and Fourth Amendment to Second Amended and Restated Credit Agreement and Consent, dated June 12, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on June 17, 2025 and incorporated herein by reference).

10.2
Waiver of Defaults and Consent, dated June 12, 2025, by and between Coliseum Holdings I, LLC, LD Real Estate, LLC, Lazydays RV of Ohio, LLC and Airstream of Knoxville at Lazydays RV, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on June 17, 2025 and incorporated herein by reference).

10.3
Limited Waiver and Consent with Respect to Credit Agreement, dated July 31, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2025 and incorporated herein by reference).

10.4†	Form of Indemnification Agreement (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 11, 2025 and incorporated herein by reference).
10.5†
Amendment to Employment Agreement, dated July 9, 2025, between Lazydays Holdings, Inc. and Ronald K. Fleming (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on July 11, 2025 and incorporated herein by reference).

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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

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
† Management compensatory plan or arrangement.
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

Lazydays Holdings, Inc.

Date: August 14, 2025	/s/ Jeff Needles
Jeff Needles
Chief Financial Officer