Form 10-Q
period 2025-09-30
Lazydays Holdings, Inc.
filed 2025-11-14
CIK 1721741

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
There were 3,735,655 shares of common stock, par value $0.0001, issued and outstanding as of November 6, 2025. The foregoing takes into account the reverse stock split of the registrant’s common stock that became effective at 5:00 pm Eastern time on July 11, 2025. The registrant’s common stock began trading on a post-reverse split adjusted basis at the open of the market on July 14, 2025.

Lazydays Holdings, Inc.
Form 10-Q for the Quarter Ended September 30, 2025

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$9,501	$24,702
Restricted cash	455	—
Receivables, net of allowance for doubtful accounts of $366 and $763	14,724	22,318
Inventories, net	—	211,946
Income tax receivable	593	6,116
Prepaid expenses and other	4,150	1,823
Current assets held for sale	173,683	86,869
Total current assets	203,106	353,774
Property and equipment, net	—	174,324
Operating lease right-of-use assets	—	13,812
Intangible assets, net	—	54,957
Other assets	3,475	3,216
Long-term assets held for sale	126,590	75,747
Total assets	$333,171	$675,830
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,639	$22,426
Accrued expenses and other current liabilities	21,385	31,211
Floor plan notes payable, net of debt discount	183,991	306,036
Current portion of financing liability	512	2,792
Current portion of revolving credit facility, net of debt discount	27,659	10,000
Current portion of long-term debt, net of debt discount	12,522	1,168
Current portion of operating lease liability	1,328	3,711
Current liabilities related to assets held for sale	2,993	1,530
Total current liabilities	267,029	378,874
Long-term liabilities:
Financing liability, net of debt discount	27,197	76,007
Revolving credit facility, net of debt discount	—	20,344
Long-term debt, net of debt discount	—	27,417
Related party debt, net of debt discount	—	36,217
Operating lease liability	4,934	10,592
Deferred income tax liability	490	1,348
Warrant liabilities	173	5,709
Other long-term liabilities	—	6,721
Long-term liabilities related to assets held for sale	59,650	23,001
Total liabilities	359,473	586,230
Commitments and contingencies - see Note 10
Stockholders’ Equity (Deficit)
Common stock, $0.0001 par value; 500,000,000 shares authorized; 3,849,396 and 3,774,239 shares issued; and 3,735,655 and 3,660,498 shares outstanding(1)	—	—
Additional paid-in capital(1)	262,076	261,475
Treasury stock, at cost, 113,741 and 113,741 shares	(57,128)	(57,128)
Retained deficit	(231,250)	(114,747)
Total stockholders’ equity (deficit)	(26,302)	89,600
Total liabilities and stockholders’ equity (deficit)	$333,171	$675,830

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.
See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
New vehicle retail	$60,150	$122,291	$235,132	$418,315
Pre-owned vehicle retail	23,113	51,339	93,247	187,621
Vehicle wholesale	478	1,801	3,404	11,318
Consignment vehicle	861	1,334	4,428	1,978
Finance and insurance	8,373	16,333	30,450	50,703
Service, body and parts and other	8,459	12,863	31,885	41,748
Total revenue	101,434	205,961	398,546	711,683
Cost applicable to revenue
New vehicle retail	54,346	111,032	209,978	388,225
Pre-owned vehicle retail	18,216	41,716	73,692	157,803
Vehicle wholesale	729	1,964	3,762	14,021
Finance and insurance	212	544	990	1,881
Service, body and parts and other	4,065	5,742	14,680	19,179
LIFO	4,290	(350)	(2,163)	91
Total cost applicable to revenue	81,858	160,648	300,939	581,200
Gross profit	19,576	45,313	97,607	130,483
Depreciation and amortization	3,898	5,170	11,880	15,587
Selling, general, and administrative expenses	31,000	45,802	105,455	146,698
Impairment charges	63,915	—	74,491	—
Loss from operations	(79,237)	(5,659)	(94,219)	(31,802)
Other income (expense):
Floor plan interest expense	(3,084)	(6,361)	(10,943)	(19,745)
Other interest expense	(2,725)	(5,564)	(16,292)	(15,924)
Change in fair value of warrant liabilities	846	(462)	5,535	(799)
Gain (loss) on sale of businesses, property and equipment	813	—	(1,598)	1,044
Total other expense, net	(4,150)	(12,387)	(23,298)	(35,424)
Loss before income taxes	(83,387)	(18,046)	(117,517)	(67,226)
Income tax benefit (expense)	1,006	381	1,014	(16,640)
Net loss	(82,381)	(17,665)	(116,503)	(83,866)
Dividends on Series A convertible preferred stock	—	(2,159)	—	(6,174)
Net loss and comprehensive loss attributable to common stock and participating securities	$(82,381)	$(19,824)	$(116,503)	$(90,040)

Loss per share(1):
Basic(1)	$(21.99)	$(41.19)	$(31.47)	$(187.34)
Diluted(1)	$(21.99)	$(41.19)	$(31.47)	$(187.34)
Weighted average shares used for EPS calculations(1):
Basic(1)	3,745,484	481,329	3,702,605	480,623
Diluted(1)	3,745,484	481,329	3,702,605	480,623

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital(1)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares(1)	Amount(1)	Shares(1)	Amount
Balance as of December 31, 2024	3,774,239	$—	113,741	$(57,128)	$261,475	$(114,747)	$89,600
Stock-based compensation	—	—	—	—	297	—	297
Issuance of vested restricted stock units, net of shares withheld for taxes	7,712	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	2,648	—	—	—	—	—	—
Net loss	—	—	—	—	—	(9,533)	(9,533)
Balance as of March 31, 2025	3,784,599	$—	113,741	$(57,128)	$261,772	$(124,280)	$80,364
Stock-based compensation	—	—	—	—	174	—	174
Issuance of vested restricted stock units, net of shares withheld for taxes	5,614	—	—	—	—	—	—
Reverse stock split rounding adjustment	59,183	—	—	—	—	—	—
Net loss	—	—	—	—	—	(24,589)	(24,589)
Balance as of June 30, 2025	3,849,396	$—	113,741	$(57,128)	$261,946	$(148,869)	$55,949
Stock-based compensation	—	—	—	—	130	—	130
Net loss	—	—	—	—	—	(82,381)	(82,381)
Balance as of September 30, 2025	3,849,396	$—	113,741	$(57,128)	$262,076	$(231,250)	$(26,302)

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(In thousands, except share data)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares(1)	Amount	Shares(1)	Amount
Balance as of December 31, 2023	582,567	$—	113,741	$(57,128)	$165,988	$48,137	$156,997
Stock-based compensation	—	—	—	—	509	—	509
Issuance of vested restricted stock units, net of shares withheld for taxes	274	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	—	(1,984)	(1,984)
Net loss	—	—	—	—	—	(21,980)	(21,980)
Balance as of March 31, 2024	582,841	$—	113,741	$(57,128)	$166,497	$24,173	$133,542
Stock-based compensation	—	—	—	—	595	—	595
Issuance of vested restricted stock units, net of shares withheld for taxes	1,858	—	—	—	—	—	—
Shares issued pursuant to the Employee Stock Purchase Plan	1,243	—	—	—	113	—	113
Dividends on Series A preferred stock	—	—	—	—	(2,031)	—	(2,031)
Net loss	—	—	—	—	—	(44,221)	(44,221)
Balance as of June 30, 2024	585,942	$—	113,741	$(57,128)	$165,174	$(20,048)	$87,998
Stock-based compensation	—	—	—	—	391	—	391
Issuance of vested restricted stock units, net of shares withheld for taxes	601	—	—	—	—	—	—
Dividends on Series A preferred stock	—	—	—	—	(2,159)	—	(2,159)
Net loss	—	—	—	—	—	(17,665)	(17,665)
Balance as of September 30, 2024	586,543	—	113,741	$(57,128)	$163,406	$(37,713)	$68,565

(1) Amounts have been adjusted to reflect the reverse stock split effective on July 11, 2025. Refer to Note 2 - Basis of Presentation and Critical Accounting Policies for further information.

See the accompanying notes to the unaudited condensed consolidated financial statements.

LAZYDAYS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(116,503)	$(83,866)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	601	1,495
Bad debt expense	280	46
Depreciation of property and equipment	8,341	9,481
Amortization of intangible assets	3,539	6,106
Amortization of debt discount	6,189	1,508
Non-cash operating lease expense	(271)	(497)
Loss (gain) on sale of businesses, property and equipment	1,598	(1,044)
Deferred income taxes	(858)	16,700
Change in fair value of warrant liabilities	(5,535)	799
Impairment charges	74,491	—
Changes in operating assets and liabilities:
Receivables	7,314	(994)
Inventories	23,442	145,416
Prepaid expenses and other	(1,591)	(853)
Income tax receivable	5,523	165
Other assets	(256)	(882)
Accounts payable, accrued expenses and other liabilities	(22,334)	4,987
Net cash (used in) provided by operating activities	(16,030)	98,567
Investing Activities
Net proceeds from sale of businesses, property and equipment	186,616	2,950
Purchases of property and equipment	(143)	(19,394)
Net cash provided by (used in) investing activities	186,473	(16,444)
Financing Activities
Net repayments under M&T bank floor plan	(122,272)	(129,169)
Principal repayments on revolving credit facility	(2,685)	(8,500)
Principal repayments on long-term debt and financing liabilities	(60,232)	(879)
Proceeds from issuance of long-term debt and financing liabilities	—	14,214
Loan issuance costs	—	(2,451)
Proceeds from shares issued pursuant to the Employee Stock Purchase Plan	—	113
Net cash used in financing activities	(185,189)	(126,672)
Net decrease in cash and restricted cash	(14,746)	(44,549)
Cash and restricted cash, beginning of period	24,702	58,085
Cash and restricted cash, end of period	$9,956	$13,536

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

As of September 30, 2025, we had 12 dealerships in the following locations:

Location	Number of Dealerships
Arizona	1
Colorado	1
Florida	2
Tennessee	2
Minnesota	2
Iowa	1
Ohio	1
Oregon	1
Utah	1

As of September 30, 2025, all of the above dealerships were reclassified to held for sale. Refer to Note 5 - Dispositions and Assets Held for Sale and Note 15 - Subsequent Events for further information.

NOTE 2 – BASIS OF PRESENTATION AND CRITICAL ACCOUNTING POLICIES

Basis of Presentation
These condensed consolidated financial statements contain unaudited information as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024. The unaudited interim financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. In management’s opinion, these unaudited financial statements reflect all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the information when read in conjunction with our audited consolidated financial statements and the related notes thereto for the year ended December 31, 2024. The financial information as of December 31, 2024 is derived from our Annual Report on Form 10-K for the year ended December 31, 2024, as amended by Amendment No. 1 on Form 10-K/A filed with the Securities and Exchange Commission on April 30, 2025 (as amended, the “2024 Form 10-K”). The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements include the accounts of Lazydays Holdings, Inc. and Lazy Days RV Center, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

The Company does not expect to continue as a going concern following the completion of the Asset Sales (as defined below). The Company incurred a net loss of $116.5 million during the nine months ended September 30, 2025 and had an accumulated deficit of $231.3 million. As of September 30, 2025, the Company had cash and cash equivalents of $9.5 million, debt obligations of $40.2 million related to mortgages, term loans and the revolving credit facility, floor plan notes payable of $184.0 million and operating and finance lease obligations of $34.0 million. Under the Limited Waiver and Third Amendment to the Second Amended and Restated Credit Agreement and Consent, entered into on November 15, 2024 (the “Third Amendment”), relating to the Second Amended and Restated Credit Agreement dated as of February 21, 2023 (as amended, the “Credit Agreement”) with Manufacturers and Traders Trust Company (the “Administrative Agent”), as Administrative Agent, Swingline Lender and Issuing Bank, the lenders party thereto (the “Lenders”), the Company and the Company’s subsidiaries party thereto, we permanently eliminated our ability to borrow new loans or swingline loans or to request the issuance of letters of credit under the revolving credit facility formerly available to us thereunder (the Revolving Credit Facility”). As a result, the only credit facility currently available to us under the Credit Agreement is the floor plan credit facility (the “Floor Plan Credit Facility” and together with the Revolving Credit Facility, the “Credit Facilities”), and currently we do not have access to a revolving credit facility that we can use for general working capital purposes.

During the third quarter of 2025, the Company entered into additional waivers and consents that provided temporary waivers of certain potential defaults or events of default that occurred or may have occurred under the Credit Agreement and established new requirements related to disbursements and the deposit of proceeds from certain asset sales into restricted or blocked accounts. These waivers also reduced the Company’s overall borrowing capacity under the Floor Plan Credit Facility. Although these arrangements temporarily extend covenant relief, they also impose significant liquidity constraints. Refer to Note 7 – Debt for additional information.

On October 6, 2025, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) by and among (i) the Company, (ii) certain direct and indirect subsidiaries of the Company named therein (together with the Company, collectively, the “Sellers”), (iii) CIRV Group, LLC, a Florida limited liability company, and CIRV Group Real Estate Holdings, LLC, a Florida limited liability company (collectively, the “Purchasers”) and (iv) Jeffrey M. Hirsch, an affiliate of the Purchasers (the “Guarantor”), pursuant to which the Sellers agreed to sell substantially all of their assets to the Purchasers, subject to the terms and conditions therein (the “Asset Sales”). The Purchasers and Guarantor are affiliates of Campers Inn Holding Corporation, a Delaware corporation (“Campers Inn”). If the Asset Sales close, substantially all of the proceeds are expected to be used to repay the outstanding obligations under the Credit Agreement (including the Floor Plan Credit Facility and the Revolving Credit Facility) and the Company’s mortgage with First Horizon Bank on the Company’s Knoxville, Tennessee property (the “First Horizon Mortgage”), in accordance with their senior priority and pay related costs and expenses. Completion of the Asset Sales is currently expected to occur in a series of site-by-site closings between November 17, 2025 and November 26, 2025, although Lazydays cannot assure completion of any closing by any particular date, if at all. The outside date under the Asset Purchase Agreement is December 1, 2025, after which any non-breaching party may terminate the Asset Purchase Agreement. The termination of the Asset Purchase Agreement would constitute an immediate event of default under the Credit Agreement. Refer to Note 15 - Subsequent Events for further information.

On October 6, 2025, in connection with the entry into the Asset Purchase Agreement and the transactions contemplated thereby, the Board of Directors (the “Board”) of the Company approved, subject to stockholder approval, a plan of dissolution which provided that the Company may liquidate the Company’s remaining assets, if any, following the Asset Sales, whether by way of sale, assignment (which may include, without limitation, an assignment to one or more assignees for the benefit of the Company’s creditors) or other disposition or liquidation (the “Liquidation”), and dissolve the Company (the “Dissolution”), which plan of dissolution was previously disclosed by the Company. On October 14, 2025, the Board subsequently approved an Amended Plan of Liquidation and Dissolution (the “Plan of Dissolution”), pursuant to which the Company may choose to liquidate its assets and dissolve after the final Closing of the Asset Sales.

On October 14, 2025, the stockholders of the Company, collectively holding a majority of the issued and outstanding shares of the Company’s common stock, par value $0.0001 per share (“common stock”), approved the Plan of Dissolution by execution of a written consent of stockholders, as further described in the Company’s preliminary and definitive information statements filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on October 15, 2025 and October 27, 2025, respectively. The Board may, in its discretion, abandon the Liquidation and the Dissolution of the Company without further action by the stockholders of the Company at any time prior to the Dissolution. After payment of outstanding liabilities to the Company’s secured and unsecured creditors pursuant to the Plan of Dissolution in order of contractual and legal priority, the Company expects there will be no assets remaining for distribution to its stockholders in the Liquidation and Dissolution. Refer to Note 15 - Subsequent Events for further information.

If the Asset Sales are not completed for any reason, we do not anticipate we would be able to meet future our liquidity needs to operate in the near term and would dissolve and wind up our affairs under the Plan of Dissolution (absent an unforeseen and unlikely ability to generate positive cash inflows from operations and/or secure sources of outside capital).

We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern.

Notwithstanding the above, the accompanying financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 have been prepared assuming the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, disposition of assets held for sale and the satisfaction of liabilities in the normal course of business for one year following the issuance of these financial statements.

As a result of the shareholder approval, on October 14, 2025 the Company met the requirements for the liquidation basis of accounting under ASC 205-30, Liquidation Basis of Accounting. Accordingly, financial statements, if applicable, will be presented under the liquidation basis of accounting for periods after September 30, 2025. Under the liquidation basis of accounting, assets are adjusted to the estimated amount of cash expected to be collected in disposition, liabilities continue to be recognized and measured in accordance with the provisions of other accounting standards that would apply to those liabilities, and estimated disposal costs of assets are accrued separately from those assets. The Company is evaluating the impacts but cannot reasonably estimate the impacts at this time.

Reverse Stock Split
On July 10, 2025, the Company filed with the Secretary of State of the State of Delaware a Certificate of Amendment (the “Charter Amendment”) to the Company’s Restated Certificate of Incorporation to effect a 1-for-30 reverse stock split (the “Reverse Stock Split”) of the outstanding shares of its common stock. Pursuant to the Charter Amendment, the Reverse Stock Split became effective as of 5:00 p.m. Eastern time on July 11, 2025.

The Reverse Stock Split was primarily intended to increase the per share market price of the common stock in order to meet the $1.00 per share minimum bid price required for continued listing on The Nasdaq Capital Market (“Nasdaq”) pursuant to Nasdaq Listing Rule 5550(a)(2). The common stock began trading on a Reverse Stock Split adjusted basis on Nasdaq on July 14, 2025 under the existing symbol “GORV” and the new CUSIP number 52110H209.

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

Revision of Prior Period Financial Statements
In accordance with FASB ASC Topic 606, Revenue from Contracts with Customers, we present consignment vehicle revenue net of costs applicable to revenue as we are deemed to be an agent in these sales. During the preparation of our December 31, 2024 financial statements, we identified that consignment vehicle revenue was presented on a gross basis for the three and nine months ended September 30, 2024. A summary of the effects of the error correction on reported amounts for the applicable period is presented below. As shown in the table below, there was no impact to gross profit or net loss for the applicable periods.

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

Restricted Cash
Restricted cash in our balance sheet relates to proceeds from the sale of our Claremore, Oklahoma facility that were deposited into a blocked account maintained with and subject to the sole dominion and control of the Administrative Agent from which the Company had no rights of access or withdrawal (the “Cash Collateral Reserve”).

Critical Accounting Policies
Our critical accounting policies have not materially changed during the nine months ended September 30, 2025 from those disclosed in our 2024 Form 10-K.

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

The current replacement costs of LIFO inventories exceeded their recorded values by $25.2 million and $28.4 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, all of our inventories were reclassified to held for sale. Refer to Note 5 - Dispositions and Assets Held for Sale and Note 15 - Subsequent Events for further information.

Inventories consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
New recreational vehicles	$—	$188,918
Pre-owned recreational vehicles	—	43,062
Parts, accessories and other	—	8,396
	—	240,376
Less: excess of current cost over LIFO	—	(28,430)
Inventories, net(1)	$—	$211,946

(1) Inventories as of September 30, 2025 are presented as current assets held for sale in our balance sheets. Refer to Note 5 - Dispositions and Assets Held for Sale for further information.
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

As a result of recent divestitures and planned divestitures, revenue projections during the three and nine months ended September 30, 2025 were significantly lowered. This, along with a significant decline in the market price of our common stock, resulted in us determining that impairment triggering events occurred on indefinite-lived intangible assets at March 31, 2025, June 30, 2025, and September 30, 2025, and quantitative impairment assessments were performed. The fair value of indefinite-lived intangible assets was estimated using the relief from royalty method, which is based on management's estimates of projected revenues and terminal growth rates, taking into consideration market and industry conditions. The discount rate used was based on the weighted-average cost of capital adjusted for the risk, size premium and business-specific characteristics related to projected revenues. The approach used by management to measure the fair value of indefinite-lived intangible assets for impairment evaluation is considered a Level 3 fair value measurement.

Based on the quantitative impairment assessments performed, we determined that the estimated fair value of our indefinite-lived intangible assets was lower than its carrying value primarily as the result of lower revenue projections and a decrease in the Company’s stock price. Consequently, we recorded a non-cash impairment charge of $22.9 million during the three months ended September 30, 2025 and $30.1 million during the nine months ended September 30, 2025, which are included in impairment charges in our statements of operations and comprehensive loss.

As of September 30, 2025, our definite-lived intangible assets were reclassified to held for sale. Refer to Note 5 - Dispositions and Assets Held for Sale and Note 15 - Subsequent Events for further information.

Intangible assets and related accumulated amortization were as follows:

	September 30, 2025			December 31, 2024
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Net Asset Value	Gross Carrying Amount	Accumulated Amortization	Net Asset Value
Amortizable intangible assets:
Manufacturer relationships	$—	$—	$—	$45,649	$25,204	$20,445
Customer relationships	—	—	—	10,050	5,655	4,395
Non-compete agreements	—	—	—	230	213	17
	—	—	—	55,929	31,072	24,857
Non-amortizable intangible assets:
Trade names and trademarks	—	—	—	30,100	—	30,100
Total(1)	$—	$—	$—	$86,029	$31,072	$54,957

(1) Intangible assets as of September 30, 2025 are presented as long-term assets held for sale in our balance sheets. Refer to Note 5 - Dispositions and Assets Held for Sale for further information.

Amortization expense related to intangible assets was $1.1 million and $2.0 million for the three months ended September 30, 2025 and 2024, respectively. Amortization expense related to intangible assets was $3.5 million and $6.1 million for the nine months ended September 30, 2025 and 2024, respectively.
NOTE 5 – DISPOSITIONS AND ASSETS HELD FOR SALE

Dispositions

Camping World Sales

During the fourth quarter of 2024, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with certain subsidiaries (the “Camping World Buyers”) of Camping World Holdings, Inc. (together with the Camping World Buyers, collectively, “Camping World”) to sell substantially all of the assets and certain real estate at our Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Council Bluffs, Iowa; Portland, Oregon; and Woodland, Washington dealerships (such transactions, the “Camping World Sales”). The assets and liabilities associated with these dealerships were classified as assets held for sale and liabilities held for sale in our balance sheet as of December 31, 2024. During February 2025 and March 2025, the Camping World Buyers closed on the sale of five of the dealerships (Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington. We received net proceeds of $113.9 million from the Camping World Sales. Net proceeds from the Camping World Sales were used for repayments of $61.2 million of floor plan notes payable, repayments of $46.1 million of term loan and mortgage debt and working capital and general corporate purposes. During the three months ended June 30, 2025, we received additional proceeds from the Camping World Sales of $0.6 million. During the nine months ended September 30, 2025, we recognized a gain of $0.1 million from the Camping World Sales, which is included in gain (loss) on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

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

General RV Sales

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with General R.V. Center, Inc. and its subsidiary (collectively, “General RV”) to sell substantially all of the assets and certain real estate at our Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona dealerships (such transactions, the

“General RV Sales”). During May 2025 and June 2025, the General RV Sales closed on all three dealerships (in Fort Pierce, Florida, Longmont, Colorado and Mesa, Arizona) and we received net proceeds of $47.0 million from the sale. Net proceeds from the General RV Sales were used for repayments of $22.2 million of floor plan notes payable, repayments of $7.9 million of term loan, repayments of $6.7 million of paid-in-kind interest and working capital and general corporate purposes. We recorded a loss of $1.1 million related to these sales during the nine months ended September 30, 2025, which is included in gain (loss) on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Fun Town RV Sale

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Fun Town RV Las Vegas, LLC and its affiliate (collectively, “Fun Town RV”) to sell substantially all of the assets and certain real estate at our Las Vegas, Nevada dealership (such transaction, the “Fun Town RV Sale”). During June 2025, the Fun Town RV Sale closed and we received net proceeds of $10.4 million. Net proceeds from the Fun Town RV Sale were used for repayments of $3.4 million of floor plan notes payable and working capital and general corporate purposes. We recorded a loss of $1.5 million related to this sale during the nine months ended September 30, 2025, which is included in gain (loss) on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Ron Hoover RV Sale

During the second quarter of 2025, we entered into an Asset Purchase Agreement and a Real Estate Purchase Agreement with Ron Hoover Companies, Inc. (“Ron Hoover RV”) to sell substantially all of the assets and certain real estate at our Claremore, Oklahoma dealership. Management determined that the Claremore, Oklahoma dealership met the criteria to be held for sale during the second quarter of 2025. On August 1, 2025, we completed the sale of the Claremore, Oklahoma dealership and related real estate to Ron Hoover RV for net proceeds of approximately $14.6 million. Approximately $3.1 million of the net proceeds from such sale were deposited into a blocked account maintained with and subject to the sole dominion and control of the Administrative Agent. During the three months ended September 30, 2025, we recorded a loss of $0.8 million related to this sale, which is included in gain (loss) on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

The dealerships sold in 2025 through September 30, 2025 collectively generated pre-tax income of $0.4 million during the three months ended September 30, 2025 and pre-tax loss of $8.2 million during the nine months ended September 30, 2025, which includes losses resulting from the divestitures noted above. During the three and nine months ended September 30, 2024, the dealerships sold in 2025 collectively generated pre-tax losses of $4.8 million and $18.5 million, respectively.

2024 Real Estate Sale

During the second quarter of 2024, we sold certain real estate near the previously closed Burns Harbor, Indiana dealership for net proceeds of $3.0 million. We recorded a gain on sale of $1.0 million related to this sale during the nine months ended September 30, 2024, which is included in gain (loss) on sale of businesses, property and equipment in our statements of operations and comprehensive loss.

Assets Held for Sale

On October 6, 2025, we entered into the Asset Purchase Agreement for the Asset Sales. The consummation of the Asset Sales are scheduled to take place in a series of closings on a site-by-site basis related to the applicable dealership, leased real property and/or owned real property (each a “Closing”), with current target Closings to occur between November 17, 2025 and November 26, 2025 in the sequence and in accordance with the closing procedures described in the Asset Purchase Agreement and its exhibits. As consideration for the Asset Sales, the Purchasers have agreed to pay an aggregate purchase price consisting of: (i) $30 million for Sellers’ assets other than RV inventory and owned real property; (ii) a price for Sellers’ RV inventory to be calculated by the parties at each closing based on pricing formulas and methodologies as stated in Exhibit A to the Asset Purchase Agreement; and (iii) $34.9 million for Sellers’ owned real property. The Purchasers will also assume certain of our outstanding obligations and are expected to continue operations at certain of our RV dealerships after the closing, as further described in Exhibit A to the Asset Purchase Agreement. Management determined that all of our inventories, property and equipment, intangible assets, and operating lease assets, financing liabilities, and operating liabilities at certain locations met the criteria to be held for sale during the third quarter of 2025. The assets and associated liabilities were reclassified as assets held for sale and liabilities held for sale in our balance sheet as of September 30, 2025. Completion of the Asset Sales is currently expected to occur as outlined above, although Lazydays cannot assure completion by a particular date, if at all. Refer to Note 15 - Subsequent Events for further information. Assets held for sale and liabilities held for sale as of December 31, 2024 related to the Camping World Sales discussed above.

The following table presents the components of assets held for sale and liabilities related to assets held for sale as of September 30, 2025 and December 31, 2024:

(In thousands)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Inventories	$173,683	$86,781
Prepaid expenses and other	—	88
Current assets held for sale	$173,683	$86,869
Long-term assets:
Property and equipment, net	$119,783	$86,420
Operating lease assets	2,491	10,731
Intangible assets	16,257	—
Other assets	—	8
Valuation allowance on assets held for sale	(11,941)	(21,412)
Long-term assets held for sale	$126,590	$75,747

LIABILITIES
Current liabilities:
Financing liability, current portion	$2,252	$104
Operating lease liability, current portion	741	1,426
Current liabilities held for sale	$2,993	$1,530
Long-term liabilities:
Financing liability, non-current portion	$58,103	$13,562
Operating lease liability, non-current portion	1,547	9,439
Long-term liabilities held for sale	$59,650	$23,001

Impairment Charges

We evaluated the disposal group to ensure the net assets were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test of the disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. The costs to sell was estimated to be approximately $4 million. As a result of this analysis, we recorded a loss on assets held for sale of $11.9 million during the three months ended September 30, 2025 and $15.3 million during the nine months ended September 30, 2025, which is included in impairment charges in our statements of operations and comprehensive loss.
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

During the nine months ended September 30, 2025, we assigned the financing lease of our building at our Mesa, Arizona location to General RV at the closing of the related General RV Sales.

As of September 30, 2025, the financing leases of the buildings at our Tucson, Arizona and Tampa, Florida dealerships were reclassified to held for sale. Refer to Note 5 - Dispositions and Assets Held for Sale and Note 15 - Subsequent Events for further information. The finance lease right-of-use assets that are not contemplated to be assumed under the Asset Sales are expected to be abandoned. As a result, we recorded an impairment loss during the three and nine months ended September 30, 2025 of $23.3 million, which is included in impairment charges in our statements of operations and comprehensive loss.

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

During the nine months ended September 30, 2025, we assigned the operating leases of our buildings at our Woodland, Washington; and Sturtevant, Wisconsin locations to Camping World’s subsidiaries at the closing of the related Camping World Sales; we assigned the operating lease of our building at our Longmont, Colorado location to General RV at the closing of the related General RV Sales; and we assigned the operating lease of our building at a former Surprise, Arizona location to Fun Town RV.

As of September 30, 2025, the operating leases of the building at our Johnstown, Colorado dealership and the buildings near our St. George, Utah and Knoxville, Tennessee dealerships were reclassified to held for sale. Refer to Note 5 - Dispositions and Assets Held for Sale and Note 15 - Subsequent Events for further information. The operating lease right-of-use assets that are not contemplated to be assumed under the Asset Sales are expected to be abandoned. As a result, we recorded an impairment loss during the three and nine months ended September 30, 2025 of $5.7 million, which is included in impairment charges in our statements of operations and comprehensive loss.
NOTE 7 – DEBT

Credit Facilities
As of September 30, 2025, the Credit Agreement provided us with a $200.0 million Floor Plan Credit Facility and zero remaining availability under the Revolving Credit Facility, which mature February 21, 2027. As of September 30, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.7 million, which is classified in our balance sheets as a current liability.

On July 31, 2025, we entered into a Limited Waiver and Consent with Respect to Credit Agreement (the “July 2025 Waiver”) related to the Credit Agreement. The July 2025 Waiver granted us temporary waivers of potential defaults or events of default resulting from the following: (a) the failure to make certain vehicle curtailment payments due on or about August 1, 2025; (b) the failure to make certain interest payments on July 31 and August 1, 2025; (c) the failure to repay certain loans outstanding under the Credit Agreement with certain net cash proceeds received in connection with the sale of the Company’s Claremore, Oklahoma facility (the “Specified Claremore Real Estate Net Proceeds”); (d) the inaccuracy of the Company’s solvency representation; and (e) certain cross-defaults under the Company’s mortgage with First Horizon Bank relating to the foregoing. The foregoing waivers apply for a period (the “July 2025 Waiver Period”) beginning July 31, 2025 and lasting until the earlier to occur of (x) 11:59 P.M. (Eastern Time) on September 12, 2025 and (y) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the July 2025 Waiver or the occurrence of any other default or event of default under the Credit Agreement. At the end of the July 2025 Waiver Period, the waivers described above would cease to be of any force or effect.

Pursuant to the July 2025 Waiver, we deposited the Specified Claremore Real Estate Net Proceeds into the Cash Collateral Reserve, and the Administrative Agent and the Lenders could agree in their sole discretion to release funds from the Cash Collateral Reserve to the Company upon its written request.

Among other covenants, the July 2025 Waiver required us to (i) by August 15, 2025, negotiate with the Administrative Agent to assist the Administrative Agent in developing and finalizing contingency procedures for our business and assets and deliver a contingency budget for the business and (ii) by August 22, 2025, either (x) deliver one or more indications of interest with respect to a transaction acceptable to Administrative Agent and the Lenders pursuant to which we would raise new capital through one or more asset sales and/or debt or equity capital raises or (y) deliver to the Administrative Agent drafts of any initial filings we intended to make in connection with any potential action under applicable debtor relief laws.

The July 2025 Waiver also permanently decreased the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility from $245.0 million to $225.0 million.

On August 29, 2025, the Company entered into a First Amendment to Limited Waiver and Consent (the “July Waiver Amendment”) which amended the July 2025 Waiver. The July Waiver Amendment (i) added as temporarily waived potential defaults or events of default the failure of the Company to make certain additional vehicle curtailment payments and interest payments when due and (ii) extended the date by which the Company could provide one or more indications of interest with respect to a transaction acceptable to the Administrative Agent and the Lenders or deliver any initial filings we intended to make in connection with any potential action under applicable debtor relief laws, from August 22, 2025, to September 5, 2025.

On September 12, 2025, the Company entered into an Amended and Restated Limited Waiver and Consent with Respect to Credit Agreement (the “September 2025 Waiver”), which amended and restated the July 2025 Waiver. The September 2025 Waiver grants the Company temporary waivers of potential defaults or events of default (the “Specified Defaults”) resulting from the following: (a) the failure to make certain vehicle curtailment payments due and owing during the months ended August 31, 2025, September 30, 2025, October 31, 2025 and November 30, 2025; (b) the failure to make certain interest payments during the months ended August 31, 2025, September 30, 2025, October 31, 2025 and November 30, 2025; (c) the failure to repay certain revolving loans outstanding under the Credit Agreement with the Specified Claremore Real Estate Net Proceeds; (d) the failure to comply with the minimum liquidity financial covenant during the September 2025 Waiver Period (defined below); (e) the failure to repay certain revolving loans outstanding under the Credit Agreement as a result of the Lenders’ revolving credit exposure exceeding the line cap during the September 2025 Waiver Period; (f) the failure to comply with the covenant prohibiting the aggregate value of all consigned vehicles to exceed 10% of the aggregate principal balance of the Floor Plan Credit Facility prior to September 26, 2025; (g) the inaccuracy of the Company’s solvency representation during the September 2025 Waiver Period; and (e) certain cross-defaults under the First Horizon Mortgage relating to the foregoing. The foregoing waivers apply for a period (the “September 2025 Waiver Period”) beginning September 12, 2025 and lasting until the earlier to occur of (x) 11:59 P.M. (Eastern Time) on December 1, 2025 and (y) the failure of the Company or any other loan party to comply timely with any term, condition or covenant set forth in the September 2025 Waiver or the occurrence of any other default or event of default under the Credit Agreement. At the end of the September 2025 Waiver Period, the waivers described above will cease to be of any force or effect.

The September 2025 Waiver provides that, during the September 2025 Waiver Period, the Administrative Agent shall release funds from the Cash Collateral Reserve to the Company upon its written request, provided that the following conditions are met: (a) the Company and the other loan parties project liquidity to be less than $5.0 million (the “Minimum Liquidity Amount”) at any time during the week following the request; (b) the amount of the release request does not exceed the amount needed to cause liquidity as of the end of the week in which such release occurs to equal the Minimum Liquidity Amount; (c) only one such request may be submitted per week; (d) such release request is submitted no later than the Friday immediately preceding the week in which the release is requested and specifies the requested release date, which shall be no earlier than Tuesday of such week; and (e) no default or event of default (except those temporarily waived under the September 2025 Waiver) is occurring. At the end of the September 2025 Waiver Period, funds in the Cash Collateral Reserve may be applied to obligations outstanding under the Credit Agreement. The Cash Collateral Reserve balance as of September 30, 2025 was $0.5 million, which is classified in our balance sheets as restricted cash. The Cash Collateral Reserve balance was fully depleted on October 10, 2025.

Among other covenants, the September 2025 Waiver required the Company to (a) between September 15, 2025 and October 5, 2025, and continuing as of the end of each week thereafter (for the cumulative period of time beginning with September 15, 2025), not to permit certain disbursements and payments to be greater than 110% of the amount as set forth in a 13-week cash flow forecast delivered to the Administrative Agent (the “Budget”), tested pursuant to the variance analysis delivered in connection with the Credit Agreement; (b) comply with the following milestones: (i) on or before October 6, 2025, execute and deliver the definitive Asset Purchase Agreement, and (ii) on or before the end of the September 2025 Waiver Period, complete the Asset Sales and repay the outstanding obligations under the Credit Agreement in full with the proceeds therefrom; and (c) refrain from (i) engaging in transactions, including investments or dispositions, or making any payments other than in the ordinary course of business consistent with past practice or the Asset Sales, and (ii) except for amounts included in the Budget, grant, agree to grant or make any payment on account of any additional or increase in wages, salary, bonus, commissions, benefits, pension, severance or other compensation of any employee, officer or director.

The termination of the letter of intent executed in connection with the Asset Sales or the Asset Purchase Agreement constitutes an immediate event of default under the Credit Agreement.

Under the September 2025 Waiver, we agreed to pay to the Administrative Agent, for the ratable benefit of the Lenders, (a) a fee equal to 0.25% of the outstanding principal amount of the Lenders’ loans and commitments as of the date of the September 2025 Waiver (the “Outstanding Amount”), payable on the date of the September 2025 Waiver, and (b) a fee equal to 0.75% of the Outstanding Amount, payable on the earlier of (i) the date all outstanding loans become due under the Credit Agreement, (ii) the consummation of the Asset Sales and (iii) the end of the September 2025 Waiver Period.

The September 2025 Waiver also permanently decreased the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility, effective as of September 12, 2025, from $225.0 million to $200.0 million. In addition, with respect to any floor plan unit sold in the Asset Sales, the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility will be automatically and permanently reduced, on a dollar-for-dollar basis, by the principal balance of the Floor Plan Credit Facility (if any) outstanding with respect to such floor plan unit at the time it is sold.

After September 30, 2025, we entered into a First Amendment to the September 2025 Waiver, as further described in Note 15 - Subsequent Events.

As of September 30, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of September 30, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of September 30, 2025, there was $184.0 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.7 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

Borrowings under the Credit Agreement are secured by a first priority lien on substantially all of our assets, including substantially all of our real estate.

The Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the Lenders being able to declare amounts outstanding under the Credit Facilities due and payable or foreclose on the collateral, the Lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The Credit Agreement contains a cross-default provision applicable to the First Horizon Mortgage.

The Floor Plan Credit Facility consisted of the following:

(In thousands)	September 30, 2025	December 31, 2024
Floor plan notes payable, gross	$184,264	$306,537
Debt discount	(273)	(501)
Floor plan notes payable, net of debt discount	$183,991	$306,036

Other Long-Term Debt
Other outstanding long-term debt consisted of the following:

	September 30, 2025			December 31, 2024
(In thousands)	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount	Gross Principal Amount	Debt Discount	Total Debt, Net of Debt Discount
Term loan and mortgages	$12,585	$(63)	$12,522	$70,994	$(6,192)	$64,802
Less: current portion	12,585	(63)	12,522	1,168	—	1,168
Total	$—	$—	$—	$69,826	$(6,192)	$63,634

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of September 30, 2025, there was $12.5 million outstanding related to the First Horizon Mortgage, which is classified in our balance sheets as a current liability.

Term Loan from Coliseum
On December 29, 2023, we entered into a term loan agreement (the “Coliseum Loan Agreement”) with Coliseum Holdings I, LLC, as lender (the “Lender”), under which the Lender provided us with a term loan initially in the principal amount of $35.0 million (the “Loan”). The Lender is an affiliate of Coliseum Capital Management, LLC (“Coliseum”). The Loan had a maturity date of December 29, 2026. Certain funds and accounts managed by Coliseum held approximately 77% of our common stock (including warrants on an as-exercised basis) as of September 30, 2025, and the Lender is therefore considered a related party.

On May 15, 2024, we entered into a first amendment to the Coliseum Loan Agreement. Under the first amendment, we borrowed an additional $15.0 million advance of the Loan. In connection with the advance, we issued warrants to clients of Coliseum to purchase 2,000,000 shares of our common stock at an exercise price of $5.25 per share, subject to certain adjustments (which exercise price was subsequently adjusted to $3.83 per share on November 15, 2024 in connection with an issuance of common stock by us). After the Reverse Stock Split, which became effective July 11, 2025, the number of warrants was adjusted to 339,807 and the exercise price was adjusted to $114.90 per share. The warrants may be exercised at any time until May 15, 2034.

The Loan was carried at the outstanding principal balance, less debt issuance costs and was included in related party debt, net of debt discount in our balance sheets. In February 2025, we sold our Surprise, Arizona dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $18.0 million. In March 2025, we sold our Elkhart, Indiana dealership and related real property in one of the Camping World Sales, and we repaid the principal balance of the Loan by approximately $12.8 million. In June 2025, we sold our Fort Pierce, Florida dealership and related real property in one of the General RV Sales, and we repaid the principal and paid-in-kind accrued interest balance by approximately $14.7 million. On August 1, 2025, we sold our Claremore, Oklahoma dealership and related real property to Ron Hoover RV and repaid the outstanding loans under the Coliseum Loan Agreement, which was approximately $3.7 million, in full (the “Coliseum Payoff”). As a result of the Coliseum Payoff, the Lender released all liens, security interests, mortgages and other encumbrances granted by us to the Lender in connection with the Loan. As of September 30, 2025, there was no remaining balance on the Loan.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$28,017
2026	491
2027	406
2028	435
2029	465
Thereafter	10,430
Total	$40,244

The above schedule reflects contractual maturities, but for financial reporting, the Revolving Credit Facility and mortgage debt have been classified as current liabilities because of certain waivers and cross-default provisions applicable to our mortgage debt.
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

We have an accrual for charge-backs which totaled $7.9 million and $8.7 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued expenses and other current liabilities in the accompanying balance sheets.

Revenue by State
Revenue for each state that generated 10% or more of our total revenue was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Florida	42%	29%	45%	34%
Tennessee	16%	17%	13%	15%
Arizona	*	12%	*	10%
Colorado	10%	*	*	*
*Less than 10%

These geographic concentrations increase the exposure to adverse developments related to competition, as well as economic, demographic, weather conditions and natural disasters.

Supplier Concentrations
Suppliers representing 10% or more of our total RV and replacement parts purchases were as follows:

	Three Months Ended September 30,
	2025	2024
Thor Industries, Inc.	60%	50%
Winnebago Industries, Inc.	20%	26%
Forest River, Inc.	17%	19%

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

The following table summarizes net loss attributable to common stockholders and participating securities used in the calculation of basic and diluted loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Basic loss per share:
Net loss attributable to common stock and participating securities used to calculate basic loss per share	$(82,381)	$(19,824)	$(116,503)	$(90,040)
Weighted average common shares outstanding	3,735,472	471,317	3,692,593	470,611
Dilutive effect of pre-funded warrants	10,012	10,012	10,012	10,012
Weighted average shares outstanding for EPS	3,745,484	481,329	3,702,605	480,623
Basic loss per share	$(21.99)	$(41.19)	$(31.47)	$(187.34)

Diluted loss per share:
Net loss attributable to common stock and participating securities used to calculate diluted loss per share	$(82,381)	$(19,824)	$(116,503)	$(90,040)
Weighted average common shares outstanding	3,735,472	471,317	3,692,593	470,611
Weighted average pre-funded warrants	10,012	10,012	10,012	10,012
Weighted average shares outstanding for EPS	3,745,484	481,329	3,702,605	480,623
Diluted loss per share	$(21.99)	$(41.19)	$(31.47)	$(187.34)

The following common stock equivalent shares were excluded from the calculation of diluted loss per share since their impact would have been anti-dilutive for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares underlying warrants	339,807	66,667	339,807	66,667
Stock options	52,455	7,759	52,455	7,759
Restricted stock units	432	4,514	432	4,514
Shares issuable under the Employee Stock Purchase Plan	28,839	1,788	28,839	1,788
Share equivalents excluded from EPS	421,533	80,728	421,533	80,728
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

Stock-Based Compensation
Stock-based compensation expense is included in selling, general and administrative expense in our statements of operations and comprehensive loss. We recognized stock-based compensation expense of $0.1 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.

Amended and Restated 2018 Long-Term Incentive Equity Plan
Our 2018 Long-Term Incentive Equity Plan, as amended (the “2018 Plan”) provides for awards of options, stock appreciation rights, restricted stock, restricted stock units, warrants or other securities which may be convertible, exercisable or exchangeable for or into our common stock. As of September 30, 2025, there were 35,019 shares of common stock available to be issued under the 2018 Plan.

2019 Employee Stock Purchase Plan
We reserved a total of 30,000 shares of our common stock for purchase by participants in our 2019 Employee Stock Purchase Plan (the “ESPP”). Participants in the ESPP may purchase shares of our common stock at a purchase price which will not be less than the lesser of 85% of the fair value per share of our common stock on the first day of the purchase period or the last day of the purchase period. As of September 30, 2025, 16,386 shares remained available for future issuance. The Company terminated the ESPP effective September 26, 2025.

Stock Options
Stock option activity for the nine months ended September 30, 2025 was as follows:

	Shares Underlying Options	Weighted Average Per Share Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (In Thousands)
Options outstanding at December 31, 2024	57,767	$102.81	9.25 years	$—
Cancelled or terminated	(5,312)	262.07
Options outstanding at September 30, 2025	52,455	86.68	8.63 years	—
Options outstanding and vested at September 30, 2025	2,378	638.45	8.63 years	—

Restricted Stock Units
Restricted stock unit (“RSU”) activity for the nine months ended September 30, 2025 was as follows:

	Number of Restricted Stock Units	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2024	7,517	$113.68
Granted	6,611	22.80
Vested	(12,540)	57.51
Forfeited	(1,156)	155.59
Outstanding at September 30, 2025	432	241.26

Warrants
As of June 30, 2025, there were 10,194,174 warrants outstanding with an exercise price of $3.83 per share. After giving effect to the Reverse Stock Split on July 11, 2025, as of September 30, 2025, there were 339,807 warrants outstanding with an exercise price of $114.90 per share. Our warrants were recorded at fair value at the end of each reporting period and transaction date. Changes in fair value were recorded in our statements of operations and comprehensive loss. Warrant liabilities are categorized within Level 3 of the fair value hierarchy, which is defined as significant unobservable inputs, including our own assumptions in determining fair value.

Prefunded Warrants
As of June 30, 2025, there were 300,357 perpetual non-redeemable prefunded warrants outstanding with an exercise price of $0.01 per share. After giving effect to the Reverse Stock Split on July 11, 2025, as of September 30, 2025, there were 10,012 warrants outstanding with an exercise price of $0.30 per share. There was no activity related to these warrants during the nine months ended September 30, 2025.

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

There were no changes to our valuation techniques during the nine months ended September 30, 2025.

Impairment Considerations
Approaches used by management to measure the fair value of indefinite-lived intangible assets, long-lived assets, definite-lived intangible assets and right-of-use assets for impairment evaluations are considered Level 3 fair value measurements. See Note 4 - Intangible Assets for discussion of definite-lived intangible assets impairment charges in the three and nine months ended September 30, 2025. See Note 6 – Leases for discussion of right-of-use assets impairment charges in the three and nine months ended September 30, 2025. In determining impairment charges for assets held for sale, the fair value used by management was based on the estimated sales proceeds less cost to sell, which is considered a Level 2 fair value measurement. See Note 5 - Dispositions and Assets Held for Sale for discussion of assets held for sale impairment charges in the nine months ended September 30, 2025.

Warrants
Our warrants were recorded at fair value at the end of each reporting period and transaction date with changes in fair value recorded in our statements of operations and comprehensive loss.

Level 3 Disclosures
Changes in the level 3 warrant liability for the nine months ended September 30, 2025 were as follows:

(In thousands)
Balance at December 31, 2024	$5,709
Measurement adjustment	(5,536)
Balance at September 30, 2025	$173
NOTE 13 – RELATED PARTY TRANSACTIONS
During the nine months ended September 30, 2025, we repaid the remaining outstanding balance of the term loan with Coliseum Holdings I, LLC, a related party, with a maturity date of December 29, 2026, in full. See Note 7 – Debt to our financial statements for additional information.
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
NOTE 15 – SUBSEQUENT EVENTS

Campers Inn Sale

As previously disclosed by the Company in its Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 10, 2025, on October 6, 2025, we entered into the Asset Purchase Agreement for the Asset Sales. The Asset Purchase Agreement represents the parties’ definitive agreement with respect to the transactions contemplated by the letter of intent the Company previously disclosed in its Form 8-K filed with the SEC on September 16, 2025, and the Asset Purchase Agreement supersedes such letter of intent.

As consideration for the Asset Sales, the Purchasers have agreed to pay an aggregate purchase price consisting of: (i) $30 million for the Sellers’ assets other than RV inventory and owned real property; (ii) a price for the Sellers’ RV inventory to be calculated by the parties at each closing based on pricing formulas and methodologies as stated in Exhibit A to the Asset Purchase Agreement; and (iii) $34.9 million for the Sellers’ owned real property. Purchasers will also assume certain outstanding obligations of the Sellers and are expected to continue operations at certain of the Sellers’ RV dealerships, as further described in Exhibit A to the Asset Purchase Agreement.

Subject to the terms and conditions of the Asset Purchase Agreement, the consummation of the Asset Sales are scheduled to take place in a series of Closings on a site-by-site basis, with current target Closings to occur between November 17, 2025 and November 26, 2025, in the sequence and in accordance with the other closing procedures described in the Asset Purchase Agreement and its exhibits.

The obligations of the parties to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing are subject to the fulfillment of each of the following conditions: (i) all waiting periods applicable to the consummation of the transactions contemplated by the Asset Purchase Agreement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), or any other applicable antitrust laws (to the extent applicable to the Closing at issue) (if any) shall have expired or been terminated; (ii) to the extent approval by the stockholders of the Company is required by law prior to consummating the Asset Sales, written consents from the requisite stockholders of the Company, or other manner of obtaining requisite approval from the stockholders of the Company, to the consummation of the transactions contemplated by the Asset Purchase Agreement shall have been obtained and become effective in compliance with applicable laws, and any waiting period relating thereto (including under Rule 14c-2 under the Securities Exchange Act of 1934, as amended, with respect to the filing of an information statement with the SEC) shall have expired; and (iii) certain third-party consents (to the extent applicable to the Closing at issue) shall have been obtained. On October 14, 2025, stockholders of Lazydays holding at least a majority of the outstanding shares of our common stock as of October 6, 2025 and October 14, 2025 (such dates, the “Record Dates”) approved the transactions contemplated by the Asset Purchase Agreement by execution of written consent in lieu of a meeting (the “Written Consent”), as further described in the Company’s preliminary and definitive information statements filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on October 15, 2025 and October 27, 2025, respectively. On November 13, 2025 at 11:59 P.M. (Eastern Time), the waiting period under the HSR Act expired for such transactions.

The obligation of the Purchasers to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing is subject to their receipt of good and marketable title to the applicable purchased assets at such Closing (or, in the case of recent trade-in RV inventory, powers of attorney and payoffs to allow the Purchasers to clear title in the ordinary course after such Closing), free and clear of all Encumbrances other than Permitted Encumbrances (in each case as defined in the Asset Purchase Agreement).

The obligations of the Sellers to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing are subject to the Purchasers having completed the applicable payments required under the Asset Purchase Agreement with respect to such Closing.

The Asset Purchase Agreement may be terminated with respect to any one or more sites at any time prior to the final Closing: (i) by mutual written consent of the Purchasers and the Sellers; (ii) by the Purchasers or a Seller if a final, non-appealable order or law permanently enjoining or otherwise prohibiting the transactions contemplated by the Asset Purchase Agreement has been issued by a governmental authority, but only as to the particular transaction or transactions contemplated by the Asset Purchase Agreement subject to such order or law; (iii) by the Company upon exercise of the Fiduciary Out (as defined in the Asset Purchase Agreement), provided the Company pays a $10 million termination fee; or (iv) by the Purchasers or a Seller if the final Closing has not occurred on or before 11:59 P.M. (Eastern Time) on December 1, 2025 (the “Outside Date”); provided, that the right to terminate the Asset Purchase Agreement under clause (iv) will not be available to a party if the failure of such party to fulfill, or breach by such party of, any agreement or covenant under the

Asset Purchase Agreement has been the cause of, or resulted in, the failure of the final Closing to occur on or before the Outside Date.

Plan of Dissolution

On October 6, 2025, in connection with the Company’s entry into the Asset Purchase Agreement and the transactions contemplated thereby, the Board approved, subject to stockholder approval, a plan of dissolution which provided for the Liquidation and the Dissolution of the Company, which plan of dissolution was previously disclosed by the Company. On October 14, 2025, the Board subsequently approved the Plan of Dissolution, pursuant to which the Company may choose to liquidate its assets and dissolve after the final Closing of the Asset Sales.

On October 14, 2025, the Majority Holders, collectively holding a majority of the issued and outstanding shares of Common Stock, approved the Plan of Dissolution by execution of the Written Consent, as further described in the Company’s preliminary and definitive information statements filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on October 15, 2025 and October 27, 2025, respectively. The Board may, in its discretion, abandon the Liquidation and the Dissolution of the Company without further action by the stockholders of the Company at any time prior to the Dissolution. After payment of outstanding liabilities to the Company’s secured and unsecured creditors pursuant to the Plan of Dissolution in order of contractual and legal priority, the Company expects there will be no assets remaining for distribution to its stockholders in the Dissolution.

Amendment to Limited Waiver and Consent with Respect to Credit Agreement

On October 29, 2025, the Company entered into a First Amendment to Amended and Restated Limited Waiver and Consent (the “September Waiver Amendment”), which amended the September 2025 Waiver to, among other things, include as additional Specified Defaults (a) the failure of the Company and certain other loan parties to provide prompt notice to the Administrative Agent of certain litigation proceedings and (b) the occurrence of a change in control (as such term is defined in the Credit Agreement) resulting from the approval by the direct or indirect holders of the equity interests in the Company of the Plan of Dissolution.

The September Waiver Amendment also changes, solely during the September 2025 Waiver Period, certain eligibility criteria for certain inventory, which changes allow the Company and the other loan parties to borrow increased loan amounts with respect to such inventory during the September 2025 Waiver Period. In addition, under the September Waiver Amendment, the Lenders agreed to permit Company and the other loan parties to retain a portion of certain proceeds from the Asset Sales that would otherwise be required to be used to repay the obligations outstanding under the Credit Agreement, provided that no default or event of default exists (except the Specified Defaults) and certain other conditions are met, and subject to certain limitations, including a maximum retained proceeds amount of $4.5 million. The Company intends to use the proceeds of the increased loan amounts and retained proceeds from the Asset Sales, to the extent received, for working capital to support operations until the completion of all Asset Sales. As previously disclosed, after the completion of all Asset Sales, the Company would not have any remaining business operations, and the Company expects any remaining assets, liabilities and affairs would become subject to the Plan of Dissolution.

Nasdaq Delisting Determination

As previously disclosed, on November 7, 2025, the Board determined to delist the Company’s common stock from Nasdaq and, in connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the Securities and Exchange Commission on or about November 17, 2025. The Company anticipates that the Form 25 will become effective ten days following its filing and that the common stock will be delisted from Nasdaq on or about November 28, 2025.

The Company has not arranged for listing and/or registration of the common stock on another national securities exchange or for quotation in a quotation medium, and the Company can provide no assurance that trading in the common stock will continue on any over-the-counter market or any market.

WARN Act Notification

As previously disclosed, on September 16, 2025, in compliance with the Worker Adjustment and Retraining Notification Act of 1988, as amended, and applicable state law, the Company notified affected employees and requisite state and local authorities that the Company expects to terminate employees providing services at the Company’s corporate headquarters in Tampa, Florida effective November 16, 2025 or within 14 days thereafter in connection with the closing of the Asset Sales.

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
Disclosure Regarding Forward Looking Statements

Certain statements in this Quarterly Report on Form 10-Q (including but not limited to this Item 2 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, reflecting our or our management team's expectations, hopes, beliefs, intentions, strategies, estimates, and assumptions concerning events and financial trends that may affect our future financial condition or results of operations. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, are “forward-looking” statements. Forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” or “continue” or the negative of such words or variations of such words and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements, and we can give no assurance that such forward-looking statements will prove to be correct. Important factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements, or “cautionary statements,” include, but are not limited to:

•The ability of the parties to consummate the Asset Sales and other transactions contemplated by the Asset Purchase Agreement;
•Satisfaction of closing conditions to the consummation of the Asset Sales and other transactions contemplated by the Asset Purchase Agreement;
•Potential delays in consummating the Asset Sales and other transactions contemplated by the Asset Purchase Agreement;
•Our execution costs in connection with the Asset Sales and other transactions contemplated by the Asset Purchase Agreement;
•The occurrence of any event, change or other circumstance that could give rise to the termination of the Asset Purchase Agreement;
•Risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Asset Sales;
•The effect of the announcement of the Asset Sales on the Company’s relationships with its vendors and employees, and its operating results and business generally;
•The risk that the Company may not have sufficient cash to sustain operations through the completion of the Asset Sales and may need additional financing and/or waivers or amendments to financial obligations and covenants with our lenders to sustain operations through the final Closing of the Asset Sales, all of which are uncertain and which may not be available to us;
•The outcome of any legal proceedings against Lazydays;
•The risk that trading in the common stock will not continue on any over-the-counter market or any market following delisting from Nasdaq;
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
•Future market conditions and industry trends, including anticipated national new RV wholesale shipments; and
•Changes in U.S. or global economic and political conditions or outbreaks of war.

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

As of September 30, 2025, we operate 12 dealerships in nine states. Based on industry research and management’s estimates, we believe we operate the world’s largest RV dealership, measured in terms of on-site inventory, located on approximately 126 acres outside Tampa, Florida. See Note 1 – Business Organization and Nature of Operations to our financial statements for additional information.

Lazydays offers one of the largest selections of leading RV brands in the nation, featuring more than 2,800 new and pre-owned RVs. We have approximately 400 service bays, and each location has an RV parts and accessories store. We employ approximately 800 people at our 12 dealership locations. Our locations are staffed with knowledgeable local team members, providing customers access to extensive RV expertise. We believe our locations are strategically located and, based on information collected by us from reports prepared by Statistical Surveys, account for a significant portion of new RV units sold on an annual basis in the U.S.

New Vehicles Retail
We offer a comprehensive selection of new RVs across a wide range of price points, classes and floor plans, from entry level travel trailers to Class A motorhomes, at our dealership locations and on our website. The core brands that we sell, representing 97.0% of the new vehicles that we sold in the quarter ended September 30, 2025, are manufactured by Thor Industries, Inc., Winnebago Industries, Inc., and Forest River, Inc.

Pre-Owned Vehicles Retail
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

Consignment Vehicle
We enter into consignment arrangements to hold pre-owned vehicles which we sell on behalf of the consignor to customers. These arrangements allow us to expand our RV inventory without the upfront funding or inventory risk. We restarted our consignment program in 2024.

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

Recent Developments

Campers Inn Sale

As previously disclosed by the Company in its Form 8-K filed with the SEC on October 10, 2025, on October 6, 2025, we entered into the Asset Purchase Agreement for the Asset Sales. The Asset Purchase Agreement represents the parties’ definitive agreement with respect to the transactions contemplated by the letter of intent the Company previously disclosed in its Form 8-K filed with the SEC on September 16, 2025, and the Asset Purchase Agreement supersedes such letter of intent.

As consideration for the Asset Sales, the Purchasers have agreed to pay an aggregate purchase price consisting of: (i) $30 million for the Sellers’ assets other than RV inventory and owned real property; (ii) a price for the Sellers’ RV inventory to be calculated by the parties at each closing based on pricing formulas and methodologies as stated in Exhibit A to the Asset Purchase Agreement; and (iii) $34.9 million for the Sellers’ owned real property. Purchasers will also assume certain outstanding obligations of the Sellers and are expected to continue operations at certain of the Sellers’ RV dealerships, as further described in Exhibit A to the Asset Purchase Agreement.

Subject to the terms and conditions of the Asset Purchase Agreement, the consummation of the Asset Sales are scheduled to take place in a series of Closings on a site-by-site basis, with current target Closings to occur between November 17, 2025 and November 26, 2025, in the sequence and in accordance with the other closing procedures described in the Asset Purchase Agreement and its exhibits.

The obligations of the parties to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing are subject to the fulfillment of each of the following conditions: (i) all waiting periods applicable to the consummation of the transactions contemplated by the Asset Purchase Agreement under the HSR Act, or any other applicable antitrust laws (to the extent applicable to the Closing at issue) (if any) shall have expired or been terminated; (ii) to the extent approval by the stockholders of the Company is required by law prior to consummating the Asset Sales, written consents from the requisite stockholders of the Company, or other manner of obtaining requisite approval from the stockholders of the Company, to the consummation of the transactions contemplated by the Asset Purchase Agreement shall have been obtained and become effective in compliance with applicable laws, and any waiting period relating thereto (including under Rule 14c-2 under the Securities Exchange Act of 1934, as amended, with respect to the filing of an information statement with the SEC) shall have expired; and (iii) certain third-party consents (to the extent applicable to the Closing at issue) shall have been obtained. On October 14, 2025, stockholders of Lazydays holding at least a majority of the outstanding shares of our common stock as of the Record Dates approved the transactions contemplated by the Asset Purchase Agreement by execution of the Written Consent, as further described in the Company’s preliminary and definitive information statements filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on October 15, 2025 and October 27, 2025, respectively. On November 13, 2025 at 11:59 P.M. (Eastern Time), the waiting period under the HSR Act expired for such transactions.

The obligation of the Purchasers to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing is subject to their receipt of good and marketable title to the applicable purchased assets at such Closing (or, in the case of recent trade-in RV inventory, powers of attorney and payoffs to allow the Purchasers to clear title in the ordinary course after such Closing), free and clear of all Encumbrances other than Permitted Encumbrances (in each case as defined in the Asset Purchase Agreement).

The obligations of the Sellers to consummate the transactions contemplated by the Asset Purchase Agreement at each Closing are subject to the Purchasers having completed the applicable payments required under the Asset Purchase Agreement with respect to such Closing.

The Asset Purchase Agreement may be terminated with respect to any one or more sites at any time prior to the final Closing: (i) by mutual written consent of the Purchasers and the Sellers; (ii) by the Purchasers or a Seller if a final, non-appealable order or law permanently enjoining or otherwise prohibiting the transactions contemplated by the Asset Purchase Agreement has been issued by a governmental authority, but only as to the particular transaction or transactions contemplated by the Asset Purchase Agreement subject to such order or law; (iii) by the Company upon exercise of the Fiduciary Out (as defined in the Asset Purchase Agreement), provided the Company pays a $10 million termination fee; or (iv) by the Purchasers or a Seller if the final Closing has not occurred on or before the Outside Date; provided, that the right to terminate the Asset Purchase Agreement under clause (iv) will not be available to a party if the failure of such party to fulfill, or breach by such party of, any agreement or covenant under the Asset Purchase Agreement has been the cause of, or resulted in, the failure of the final Closing to occur on or before the Outside Date. See Note 15 - Subsequent Events to our financial statements for additional information.

Plan of Dissolution

On October 6, 2025, in connection with the Company’s entry into the Asset Purchase Agreement and the transactions contemplated thereby, the Board approved, subject to stockholder approval, a plan of dissolution which provided for the Liquidation and the Dissolution of the Company, which plan of dissolution was previously disclosed by the Company. On October 14, 2025, the Board subsequently approved the Plan of Dissolution, pursuant to which the Company may choose to liquidate its assets and dissolve after the final Closing of the Asset Sales.

On October 14, 2025, the Majority Holders, collectively holding a majority of the issued and outstanding shares of Common Stock, approved the Plan of Dissolution by execution of the Written Consent, as further described in the Company’s preliminary and definitive information statements filed pursuant to Section 14(c) of the Securities Exchange Act of 1934 on October 15, 2025 and October 27, 2025, respectively. The Board may, in its discretion, abandon the Liquidation and the Dissolution of the Company without further action by the stockholders of the Company at any time prior to the Dissolution. After payment of outstanding liabilities to the Company’s secured and unsecured creditors pursuant to the Plan of Dissolution in order of contractual and legal priority, the Company expects there will be no assets remaining for distribution to its stockholders in the Dissolution. See Note 15 - Subsequent Events to our financial statements for additional information.

Dealership Divestitures

During the nine months ended September 30, 2025, we sold the following ten dealerships (collectively defined as the “Divestitures”): Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; and Woodland, Washington; Fort Pierce, Florida, Longmont, Colorado; Mesa, Arizona; Las Vegas, Nevada; and Claremore, Oklahoma. These dealerships generated revenues of $0.7 million and $64.3 million during the three and nine months ended September 30, 2025, respectively, compared to revenues of $73.4 million and $225.0 million during the three and nine months ended September 30, 2024, respectively.

Amendment to Limited Waiver and Consent with Respect to Credit Agreement

On October 29, 2025, the Company entered into the September Waiver Amendment, which amended the September 2025 Waiver to, among other things, include as additional Specified Defaults (a) the failure of the Company and certain other loan parties to provide prompt notice to the Administrative Agent of certain litigation proceedings and (b) the occurrence of a change in control (as such term is defined in the Credit Agreement) resulting from the approval by the direct or indirect holders of the equity interests in the Company of the Plan of Dissolution.

The September Waiver Amendment also changes, solely during the September 2025 Waiver Period, certain eligibility criteria for certain inventory, which changes allow the Company and the other loan parties to borrow increased loan amounts with respect to such inventory during the September 2025 Waiver Period. In addition, under the September Waiver Amendment, the Lenders agreed to permit Company and the other loan parties to retain a portion of certain proceeds from the Asset Sales that would otherwise be required to be used to repay the obligations outstanding under the Credit Agreement, provided that no default or event of default exists (except the Specified Defaults) and certain other conditions are met, and subject to certain limitations, including a maximum retained proceeds amount of $4.5 million. The Company intends to use the proceeds of the increased loan amounts and retained proceeds from the Asset Sales, to the extent received, for working capital to support operations until the completion of all Asset Sales. As previously disclosed, after the completion of all Asset Sales, the Company would not have any remaining business operations, and the Company expects any remaining assets, liabilities and affairs would become subject to the Plan of Dissolution. See Note 15 - Subsequent Events to our financial statements for additional information.

Nasdaq Delisting Determination

As previously disclosed, on November 7, 2025, the Board determined to delist the Company’s common stock from Nasdaq and, in connection therewith, the Company notified Nasdaq of the Company’s intention to file a Form 25 with the Securities and Exchange Commission on or about November 17, 2025. The Company anticipates that the Form 25 will become effective ten days following its filing and that the common stock will be delisted from Nasdaq on or about November 28, 2025.

The Company has not arranged for listing and/or registration of the common stock on another national securities exchange or for quotation in a quotation medium, and the Company can provide no assurance that trading in the common stock will continue on any over-the-counter market or any market.

WARN Act Notification

As previously disclosed, on September 16, 2025, in compliance with the Worker Adjustment and Retraining Notification Act of 1988, as amended, and applicable state law, the Company notified affected employees and requisite state and local authorities that the Company expects to terminate employees providing services at the Company’s corporate headquarters in Tampa, Florida effective November 16, 2025 or within 14 days thereafter in connection with the closing of the Asset Sales.

Quarter-to-Date Results of Operations

The following table presents our consolidated financial results for the three months ended September 30, 2025 compared to the three months ended September 30, 2024.

	Three Months Ended September 30,		Variance
(In thousands, except per unit data)	2025	2024
Revenue
New vehicle retail	$60,150	$122,291	$(62,141)	(50.8)%
Pre-owned vehicle retail	23,113	51,339	(28,226)	(55.0)%
Vehicle wholesale	478	1,801	(1,323)	(73.5)%
Consignment vehicle	861	1,334	(473)	(35.5)%
Finance and insurance	8,373	16,333	(7,960)	(48.7)%
Service, body and parts and other	8,459	12,863	(4,404)	(34.2)%
Total revenue	$101,434	$205,961	$(104,527)	(50.8)%

Gross profit
New vehicle retail	$5,804	$11,259	$(5,455)	(48.5)%
Pre-owned vehicle retail	4,897	9,623	(4,726)	(49.1)%
Vehicle wholesale	(251)	(163)	(88)	54.0%
Consignment vehicle	861	1,334	(473)	(35.5)%
Finance and insurance	8,161	15,789	(7,628)	(48.3)%
Service, body and parts and other	4,394	7,121	(2,727)	(38.3)%
LIFO	(4,290)	350	(4,640)	NM
Total gross profit	$19,576	$45,313	$(25,737)	(56.8)%

Gross profit margins
New vehicle retail	9.6%	9.2%	40	bps
Pre-owned vehicle retail	21.2%	18.7%	250	bps
Vehicle wholesale	(52.5)%	(9.1)%	(4,340)	bps
Consignment vehicle	100.0%	100.0%	—
Finance and insurance	97.5%	96.7%	80	bps
Service, body and parts and other	51.9%	55.4%	(350)	bps
Total gross profit margin	19.3%	22.0%	(270)	bps
Total gross profit margin (excluding LIFO)	23.5%	21.8%	170	bps

Retail units sold
New vehicle retail	798	1,666	(868)	(52.1)%
Pre-owned vehicle retail	420	942	(522)	(55.4)%
Consignment vehicle	140	142	(2)	(1.4)%
Total retail units sold	1,358	2,750	(1,392)	(50.6)%

Average selling price per retail unit
New vehicle retail	$75,376	$73,404	$1,972	2.7%
Pre-owned vehicle retail	55,031	54,500	531	1.0%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$7,273	$6,758	$515	7.6%
Pre-owned vehicle retail	11,660	10,215	1,445	14.1%
Finance and insurance	6,010	5,741	269	4.7%

Finance & insurance revenue per unit	$6,166	$5,939	$227	3.8%
*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $62.1 million, or 50.8%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a 52.1% decrease in new vehicle retail units sold, offset by a 2.7% increase in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in new vehicle retail revenue of $46.3 million, and dealerships closed during the last twelve months, which represented a decrease in new vehicle retail revenue of $3.1 million.

New vehicle gross profit decreased $5.5 million, or 48.5%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the 52.1% decrease in new vehicle retail units sold, partially offset by the increase in average selling price mentioned above.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $28.2 million, or 55.0%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a 55.4% decrease in pre-owned retail units sold. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in pre-owned vehicle retail revenue of $16.9 million, and dealerships closed during the last twelve months, which represented a decrease in pre-owned vehicle retail revenue of $2.0 million.

Pre-owned vehicle retail gross profit decreased $4.7 million, or 49.1%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to fewer units sold. The increase in gross profit margins was primarily due to the concerted effort to discount sales prices to move units in the prior year period.

Vehicle Wholesale
Vehicle wholesale revenue decreased $1.3 million, or 73.5%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily related to a strategic decision to right size our RV inventory during the prior year period.

Vehicle wholesale gross profit decreased $0.1 million in the three months ended September 30, 2025 compared to the same period in 2024.

Consignment Vehicle
Consignment vehicle revenue decreased $0.5 million, or 35.5%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the Divestitures, which represented a decrease in consignment vehicle revenue of $0.4 million. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue during the three months ended September 30, 2025 was composed of sales of $12.3 million less cost of consignment units of $11.5 million. Consignment vehicle revenue during the three months ended September 30, 2024 was composed of sales of $8.8 million less cost of consignment units of $7.5 million.

Finance and Insurance
Finance and insurance (“F&I”) revenue decreased $8.0 million, or 48.7%, in the three months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of 50.6% in total retail units sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue decreased 34.2% and our gross profit decreased 38.3% during the three months ended September 30, 2025 compared to the same period in 2024 primarily due to the Divestitures, which represented a decrease in service, body and parts and other revenue of $5.3 million.

Depreciation and Amortization

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$3,898	$5,170	$(1,272)	(24.6)%

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

SG&A expense was as follows:

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
SG&A expense	$31,000	$45,802	$(14,802)	(32.3)%
SG&A as percentage of revenue	30.6%	22.2%	840	bps

The decrease in SG&A expense was primarily related to a decrease in employee related costs of $8.5 million, a decrease in marketing expenses of $3.1 million, and decreases in rent, information technology, and other miscellaneous expenses, all of which were impacted by the Divestitures. These decreases were partially offset by an increase in transaction costs. The increase in SG&A as a percentage of revenue was primarily driven by a decrease in revenue discussed above, an increase in transaction costs and the continuation of certain fixed costs.

Impairment Charges

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Impairment charges	$63,915	$—	$63,915	NM

During the three months ended September 30, 2025, we recorded a non-cash impairment charge on indefinite-lived intangible assets of $22.9 million. The impairment was driven by the Asset Sales.

As of September 30, 2025, management determined that all of our inventories, certain real estate, property and equipment, and lease assets and liabilities met the held for sale criteria. We evaluated the disposal group to ensure the net assets were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test of the disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $11.9 million during the three months ended September 30, 2025. Additionally, operating and finance right-of-use assets that are not contemplated to be assumed under the Asset Sales are expected to be abandoned. As a result, such assets were assessed for impairment, which resulted in non-cash impairment charges of $29.1 million during the three months ended September 30, 2025.

Floor Plan Interest Expense

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Floor plan interest expense	$3,084	$6,361	$(3,277)	(51.5)%

The decrease in floor plan interest expense was related to a decrease in floor plan notes payable due to the Divestitures. The floor plan notes payable balances as of September 30, 2025 and 2024 were $184.0 million and $316.6 million, respectively.

Other Interest Expense

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Other interest expense	$2,725	$5,564	$(2,839)	(51.0)%

The decrease in other interest expense was primarily due to a decrease in the average term loan and mortgage debt balances.

Change in Fair Value of Warrant Liabilities

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
(Gain) loss on change in fair value of warrant	$(846)	$462	$(1,308)	(283.1)%

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock.

(Gain) Loss on Sale of Businesses, Property and Equipment

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
(Gain) loss on sale of businesses, property and equipment	$(813)	$—	$(813)	NM

During the three months ended September 30, 2025, we sold our Claremore, Oklahoma dealership in the Ron Hoover RV Sale. We received net proceeds of $14.6 million and recorded a net gain of $0.8 million from this sale during the three months ended September 30, 2025.

Refer to Note 5 - Dispositions and Assets Held for Sale for further information.

Income Tax Expense

	Three Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Income tax (benefit) expense	$(1,006)	$(381)	$(625)	164.0%
Effective tax rate	1.2%	2.1%

Income tax benefit of $1.0 million and the effective tax rate for the three months ended September 30, 2025 primarily resulted from the effects of state income taxes and various permanent differences and changes in the valuation allowance. Currently, we are unable to recognize federal tax benefits from loss before income taxes due to our valuation allowance on our net operating loss, which was initially established in the second quarter of 2024. The change in our effective tax rate for the three months ended September 30, 2025 compared to the same period in 2024 was primarily the result of continued application of our valuation allowance.

Year-to-Date Results of Operations

The following table presents our consolidated financial results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024.

	Nine Months Ended September 30,		Variance
(In thousands, except per unit data)	2025	2024
Revenue
New vehicle retail	$235,132	$418,315	$(183,183)	(43.8)%
Pre-owned vehicle retail	93,247	187,621	(94,374)	(50.3)%
Vehicle wholesale	3,404	11,318	(7,914)	(69.9)%
Consignment vehicle	4,428	1,978	2,450	123.9%
Finance and insurance	30,450	50,703	(20,253)	(39.9)%
Service, body and parts and other	31,885	41,748	(9,863)	(23.6)%
Total revenue	$398,546	$711,683	$(313,137)	(44.0)%

Gross profit
New vehicle retail	$25,154	$30,090	$(4,936)	(16.4)%
Pre-owned vehicle retail	19,555	29,818	(10,263)	(34.4)%
Vehicle wholesale	(358)	(2,703)	2,345	(86.8)%
Consignment vehicle	4,428	1,978	2,450	123.9%
Finance and insurance	29,460	48,822	(19,362)	(39.7)%
Service, body and parts and other	17,205	22,569	(5,364)	(23.8)%
LIFO	2,163	(91)	2,254	NM
Total gross profit	$97,607	$130,483	$(32,876)	(25.2)%

Gross profit margins
New vehicle retail	10.7%	7.2%	350	bps
Pre-owned vehicle retail	21.0%	15.9%	510	bps
Vehicle wholesale	(10.5)%	(23.9)%	NM
Consignment vehicle	100.0%	100.0%	—
Finance and insurance	96.7%	96.3%	40	bps
Service, body and parts and other	54.0%	54.1%	(10)	bps
Total gross profit margin	24.5%	18.3%	620	bps
Total gross profit margin (excluding LIFO)	23.9%	18.3%	560	bps

Retail units sold
New vehicle retail	3,009	5,742	(2,733)	(47.6)%
Pre-owned vehicle retail	1,823	3,495	(1,672)	(47.8)%
Consignment vehicle	525	197	328	166.5%
Total retail units sold	5,357	9,434	(4,077)	(43.2)%

Average selling price per retail unit
New vehicle retail	$78,143	$72,852	$5,291	7.3%
Pre-owned vehicle retail	51,150	53,683	(2,533)	(4.7)%

Average gross profit per retail unit (excluding LIFO)
New vehicle retail	$8,360	$5,240	$3,120	59.5%
Pre-owned vehicle retail	10,727	8,532	2,195	25.7%
Finance and insurance	5,499	5,175	324	6.3%

Finance & insurance revenue per unit	$5,684	$5,374	$310	5.8%
*NM - not meaningful

New Vehicles Retail
New vehicle revenue decreased $183.2 million, or 43.8%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a 47.6% decrease in new vehicle retail units sold, partially offset by a 7.3% increase in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in new vehicle retail revenue of $104.9 million, and dealerships closed during the last twelve months, which represented a decrease in new vehicle retail revenue of $15.6 million. The increase in average selling price per unit was due to a sales mix shift towards available higher priced units and the concerted effort to discount sales prices on older new units in the prior year period.

New vehicle gross profit decreased $4.9 million, or 16.4%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the 47.6% decrease in new vehicle retail units sold. New vehicle gross margin increased 350 basis points primarily due to the higher average selling price of new vehicles.

Pre-Owned Vehicles Retail
Pre-owned vehicle retail revenue decreased $94.4 million, or 50.3%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a 47.8% decrease in pre-owned retail units sold and a 4.7% decrease in average selling price per retail unit. The decrease in units sold was primarily due to the Divestitures, which represented a decrease in pre-owned vehicle retail revenue of $38.2 million, and dealerships closed during the last twelve months, which represented a decrease in pre-owned vehicle retail revenue of $10.0 million. Additionally, we restarted our consignment program in 2024 which shifted a portion of our gross pre-owned vehicle retail revenue to consignment vehicle revenue.

Pre-owned vehicle retail gross profit decreased $10.3 million, or 34.4%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a 47.8% decrease in retail units sold and a 4.7% decrease in average selling price per unit, offset by a 25.7% increase in average gross profit per unit. The increase in gross profit margins was primarily due to the concerted effort to discount sales prices to move units in the prior year period.

Vehicle Wholesale
Vehicle wholesale revenue decreased $7.9 million, or 69.9%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily related to a strategic decision to right size our RV inventory during the prior year period.

Vehicle wholesale gross profit increased $2.3 million in the nine months ended September 30, 2025 compared to the same period in 2024 primarily related to a strategic decision to right size our RV inventory during the prior year period.

Consignment Vehicle
Consignment vehicle revenue increased $2.5 million, or 123.9%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the consignment vehicle program starting in the prior year. We recognize consignment vehicle revenue on a net basis as an agent and not the gross amount collected from a customer. Consignment vehicle revenue in the nine months ended September 30, 2025 was composed of sales of $41.5 million less cost of consignment units of $37.1 million. Consignment vehicle revenue in the nine months ended September 30, 2024 was composed of sales of $13.0 million less cost of consignment units of $11.1 million.

Finance and Insurance
Finance and insurance (“F&I”) revenue decreased $20.3 million, or 39.9%, in the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to a decrease of 43.2% in total retail units sold.

Service, Body and Parts and Other
Our service, body and parts and other revenue decreased 23.6% and our gross profit decreased 23.8% during the nine months ended September 30, 2025 compared to the same period in 2024 primarily due to the Divestitures, which represented a decrease of $10.4 million, and dealerships closed during the last twelve months, which represented a decrease in service, body and parts and other revenue of $1.5 million.

Depreciation and Amortization

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Depreciation and amortization	$11,880	$15,587	$(3,707)	(23.8)%

The decrease in depreciation and amortization was primarily driven by the Divestitures mentioned above.

Selling, General and Administrative

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
SG&A expense	$105,455	$146,698	$(41,243)	(28.1)%
SG&A as percentage of revenue	26.5%	20.6%	590	bps

The decrease in SG&A expense was primarily related to a decrease in employee related costs of $22.3 million, a decrease in marketing expenses of $10.2 million, and decreases in rent, information technology, and other miscellaneous expenses, all of which were impacted by the Divestitures. These decreases were partially offset by an increase in transaction costs. The increase in SG&A as a percentage of revenue was primarily driven by a decrease in revenue discussed above, an increase in transaction costs and the continuation of certain fixed costs.

Impairment Charges

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Impairment charges	$74,491	$—	$74,491	NM

During the nine months ended September 30, 2025, we recorded non-cash impairment charges on indefinite-lived intangible assets of $30.1 million. The impairment charges were primarily driven by a decrease in revenue projections primarily resulting from the Asset Sales and Divestitures.

As of September 30, 2025, management determined that all of our inventories, certain real estate, property and equipment, and lease assets and liabilities met the held for sale criteria. We evaluated the disposal group to ensure net assets were recorded at the lower of their carrying value or fair value less costs to sell. The quantitative impairment test of the disposal group included a comparison of the estimated sales proceeds less cost to sell to the carrying value of the disposal group. As a result of this analysis, we recorded a loss on assets held for sale of $11.9 million during the three months ended September 30, 2025. Certain assets within the disposal group were previously presented as held for sale and were evaluated for impairment, which resulted in a loss on assets held for sale of $3.4 million during the three months ended June 30, 2025. Additionally, operating and finance right-of-use assets that are not contemplated to be assumed under the Asset Sales are expected to be abandoned. As a result, such assets were assessed for impairment, which resulted in non-cash impairment charges of $29.1 million during the nine months ended September 30, 2025.

Floor Plan Interest Expense

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Floor plan interest expense	$10,943	$19,745	$(8,802)	(44.6)%

The decrease in floor plan interest expense was related to a decrease in floor plan notes payable due to the Divestitures and, to a lesser extent, a decrease in the average floor plan borrowing rate. The floor plan notes payable balances as of September 30, 2025 and 2024 were $184.0 million and $316.6 million, respectively.

Other Interest Expense

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Other interest expense	$16,292	$15,924	$368	2.3%

The increase in other interest expense was primarily due to acceleration of unamortized debt discount and debt exit costs incurred during the nine months ended September 30, 2025 as a result of repayments on term loan and mortgage debt. These increases were partially offset by a decrease in the average term loan and mortgage debt balances.

Change in Fair Value of Warrant Liabilities

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
(Gain) loss on change in fair value of warrant	$(5,535)	$799	$(6,334)	(792.7)%

Change in fair value of warrant liabilities represented the mark-to-market fair value adjustments to the outstanding warrants issued in connection with our debt modification in May 2024. The fair value of the warrants fluctuated with changes in the value of our common stock.

Loss (Gain) on Sale of Businesses, Property and Equipment

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Loss (gain) on sale of businesses, property and equipment	$1,598	$(1,044)	$2,642	(253.1)%

During the nine months ended September 30, 2025, we sold the following ten dealerships: Elkhart, Indiana; Surprise, Arizona; Murfreesboro, Tennessee; Sturtevant, Wisconsin; Woodland, Washington; Fort Pierce, Florida; Longmont, Colorado; Mesa, Arizona; Las Vegas, Nevada; and Claremore, Oklahoma. We received net proceeds of $186.6 million and recorded a net loss of $1.6 million from the sale of these dealerships during the nine months ended September 30, 2025.

During the second quarter of 2024, we sold certain real estate near the previously closed Burns Harbor, Indiana dealership for net proceeds of $3.0 million. We recorded a gain on sale of $1.0 million related to this sale during the nine months ended September 30, 2024.

Refer to Note 5 - Dispositions and Assets Held for Sale for further information.

Income Tax Expense

	Nine Months Ended September 30,		Variance
($ in thousands)	2025	2024	$	%
Income tax (benefit) expense	$(1,014)	$16,640	$(17,654)	(106.1)%
Effective tax rate	0.9%	(24.8)%

The effective tax rate for the nine months ended September 30, 2025 was impacted by changes in the valuation allowance and the effects of state income taxes and various permanent differences. Currently, we are unable to recognize federal tax benefits from loss before income taxes due to our valuation allowance on our net operating loss, which was initially established in the second quarter of 2024. The change in our effective tax rate for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily the result of continued application of our valuation allowance.
Non-GAAP Reconciliations

EBITDA and Adjusted EBITDA
EBITDA, which is a non-GAAP financial measure, is defined as net income (loss) excluding interest expense, income tax expense (benefit) and depreciation and amortization expense. Adjusted EBITDA, which is a non-GAAP financial measure, is further adjusted to include floor plan interest expense and excludes stock-based compensation expense; LIFO adjustment; impairment charges; (gain) loss on sale of businesses, property and equipment; and change in fair value of warrant liabilities.

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

The following table reconciles net loss to EBITDA and Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Net loss	$(82,381)	$(17,665)	$(116,503)	$(83,866)
Interest expense, net	5,809	11,925	27,235	35,669
Depreciation and amortization	3,898	5,170	11,880	15,587
Income tax (benefit) expense	(1,006)	(381)	(1,014)	16,640
EBITDA	(73,680)	(951)	(78,402)	(15,970)
Floor plan interest expense	(3,084)	(6,361)	(10,943)	(19,745)
LIFO adjustment	4,290	(350)	(2,163)	91
(Gain) loss on sale of businesses, property and equipment	(813)	—	1,598	(1,044)
Impairment charges	63,915	—	74,491	—
(Gain) loss on change in fair value of warrant liabilities	(846)	462	(5,535)	799
Stock-based compensation expense	130	391	601	1,495
Adjusted EBITDA	$(10,088)	$(6,809)	$(20,353)	$(34,374)

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

Liquidity and Capital Resources

Our principal immediate need for liquidity and capital resources is for working capital. For the nine month period ending September 30, 2025, we have satisfied our liquidity needs through cash flows from operations, borrowings under our credit facilities, waivers or other modifications concerning our existing debt obligations and asset sales. As previously disclosed, we have completed an active, lengthy and thorough evaluation and negotiation of strategic alternatives reasonably available to the Company to address our liquidity needs within the constraints imposed on the Company, and the Company is pursuing the Asset Sales as the available option most likely to maximize value for our residual claimants as determined by our Board based on all relevant factors available to them in their business judgment. As previously disclosed, we anticipate that, following the closing of the Asset Sales, we will not have any remaining operations and will wind up our assets, liabilities and affairs under the Plan of Dissolution. We anticipate the proceeds from the Asset Sales will not be available in sufficient amounts to repay our secured and unsecured obligations in full and we accordingly anticipate that we will not be able to provide a return to our stockholders or sustain our operations as a going concern.

Cash Flow Summary

	Nine Months Ended September 30,
(In thousands)	2025	2024
Net cash (used in) provided by operating activities	$(16,030)	$98,567
Net cash provided by (used in) investing activities	186,473	(16,444)
Net cash used in financing activities	(185,189)	(126,672)
Net decrease in cash and restricted cash	$(14,746)	$(44,549)

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

To better understand the impact of these items, a reconciliation of adjusted net cash provided by operating activities, a non-GAAP financial measure to net cash provided by operating activities, is presented below:

	Nine Months Ended September 30,		Variance
(In thousands)	2025	2024	$
Net cash provided by operating activities, as reported	$(16,030)	$98,567	$(114,597)
Net repayments on floor plan notes payable	(122,272)	(129,169)	6,897
Adjusted net cash used in operating activities	$(138,302)	$(30,602)	$(107,700)

The increase in adjusted net cash used in operating activities was primarily driven by repayments of 92.4 million of floor plan notes payable and paid-in-kind interest of $6.7 million with net proceeds received from the Divestitures.

Investing Activities
During the nine months ended September 30, 2025, we received $186.6 million net proceeds from the Divestitures. Such proceeds from the Divestitures were used for repayments of $92.4 million of floor plan notes payable, repayments of $57.8 million of term loan and mortgage debt, paid-in-kind interest of $6.7 million and working capital and general corporate purposes. Additionally, capital expenditures decreased by $19.3 million during the nine months ended September 30, 2025 compared to the same period in 2024.

Financing Activities
During the nine months ended September 30, 2025, significant financing activities included $122.3 million of net repayments under our Floor Plan Credit Facility (as defined below), repayments under our Revolving Credit Facility (as defined below) of $2.7 million, and repayments on long-term debt and finance liabilities of $60.2 million. Of these repayments of debt, net proceeds from the Divestitures were used to repay $92.4 million of floor plan notes payable and $57.8 million of term loan and mortgage debt.

Credit Facilities
As of September 30, 2025, the Credit Agreement provided us with the $200.0 million Floor Plan Credit Facility and zero remaining availability under the Revolving Credit Facility, which mature February 21, 2027. As of September 30, 2025, the outstanding principal balance of the Revolving Credit Facility was $27.7 million, which is classified in our balance sheets as a current liability.

On July 31, 2025, we entered into the July 2025 Waiver related to the Credit Agreement. The July 2025 Waiver granted us temporary waivers of potential defaults or events of default resulting from the following: (a) the failure to make certain vehicle curtailment payments due on or about August 1, 2025; (b) the failure to make certain interest payments on July 31 and August 1, 2025; (c) the failure to repay certain loans outstanding under the Credit Agreement with the Specified Claremore Real Estate Net Proceeds; (d) the inaccuracy of the Company’s solvency representation; and (e) certain cross-defaults under the Company’s mortgage with First Horizon Bank relating to the foregoing. The foregoing waivers apply for the July 2025 Waiver Period. At the end of the July 2025 Waiver Period, the waivers described above would cease to be of any force or effect.

Pursuant to the July 2025 Waiver, we deposited the Specified Claremore Real Estate Net Proceeds into the Cash Collateral Reserve, and the Administrative Agent and the Lenders could agree in their sole discretion to release funds from the Cash Collateral Reserve to the Company upon its written request.

Among other covenants, the July 2025 Waiver required us to (i) by August 15, 2025, negotiate with the Administrative Agent to assist the Administrative Agent in developing and finalizing contingency procedures for our business and assets and deliver a contingency budget for the business and (ii) by August 22, 2025, either (x) deliver one or more indications of interest with respect to a transaction acceptable to Administrative Agent and the Lenders pursuant to which we would raise new capital through one or more asset sales and/or debt or equity capital raises or (y) deliver to the Administrative Agent drafts of any initial filings we intended to make in connection with any potential action under applicable debtor relief laws.

The July 2025 Waiver also permanently decreased the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility from $245.0 million to $225.0 million.

On August 29, 2025, the Company entered into the July Waiver Amendment which amended the July 2025 Waiver. The July Waiver Amendment (i) added as temporarily waived potential defaults or events of default the failure of the Company to make certain additional vehicle curtailment payments and interest payments when due and (ii) extended the date by which the Company could provide one or more indications of interest with respect to a transaction acceptable to the Administrative Agent and the Lenders or deliver any initial filings we intended to make in connection with any potential action under applicable debtor relief laws, from August 22, 2025, to September 5, 2025.

On September 12, 2025, the Company entered into the September 2025 Waiver, which amended and restated the July 2025 Waiver. The September 2025 Waiver grants the Company temporary waivers of the Specified Defaults resulting from the following: (a) the failure to make certain vehicle curtailment payments due and owing during the months ended August 31, 2025, September 30, 2025, October 31, 2025 and November 30, 2025; (b) the failure to make certain interest payments during the months ended August 31, 2025, September 30, 2025, October 31, 2025 and November 30, 2025; (c) the failure to repay certain revolving loans outstanding under the Credit Agreement with the Specified Claremore Real Estate Net Proceeds; (d) the failure to comply with the minimum liquidity financial covenant during the September 2025 Waiver Period (defined below); (e) the failure to repay certain revolving loans outstanding under the Credit Agreement as a result of the Lenders’ revolving credit exposure exceeding the line cap during the September 2025 Waiver Period; (f) the failure to comply with the covenant prohibiting the aggregate value of all consigned vehicles to exceed 10% of the aggregate principal balance of the Floor Plan Credit Facility prior to September 26, 2025; (g) the inaccuracy of the Company’s solvency representation during the September 2025 Waiver Period; and (e) certain cross-defaults under the First Horizon Mortgage relating to the foregoing. The foregoing waivers apply for the September 2025 Waiver Period. At the end of the September 2025 Waiver Period, the waivers described above will cease to be of any force or effect.

The September 2025 Waiver provides that, during the September 2025 Waiver Period, the Administrative Agent shall release funds from the Cash Collateral Reserve to the Company upon its written request, provided that the following conditions are met: (a) the Company and the other loan parties project liquidity to be less than the Minimum Liquidity Amount at any time during the week following the request; (b) the amount of the release request does not exceed the amount needed to cause liquidity as of the end of the week in which such release occurs to equal the Minimum Liquidity Amount; (c) only one such request may be submitted per week; (d) such release request is submitted no later than the Friday immediately preceding the week in which the release is requested and specifies the requested release date, which shall be no earlier than Tuesday of such week; and (e) no default or event of default (except those temporarily waived under the September 2025 Waiver) is occurring. At the end of the September 2025 Waiver Period, funds in the Cash Collateral Reserve may be applied to obligations outstanding under the Credit Agreement. The Cash Collateral Reserve balance as of September 30, 2025 was $0.5 million, which is classified in our balance sheets as restricted cash. The Cash Collateral Reserve balance was fully depleted on October 10, 2025.

Among other covenants, the September 2025 Waiver required the Company to (a) between September 15, 2025 and October 5, 2025, and continuing as of the end of each week thereafter (for the cumulative period of time beginning with September 15, 2025), not to permit certain disbursements and payments to be greater than 110% of the Budget, tested pursuant to the variance analysis delivered in connection with the Credit Agreement; (b) comply with the following milestones: (i) on or before October 6, 2025, execute and deliver the definitive Asset Purchase Agreement, and (ii) on or before the end of the September 2025 Waiver Period, complete the Asset Sales and repay the outstanding obligations under the Credit Agreement in full with the proceeds therefrom; and (c) refrain from (i) engaging in transactions, including investments or dispositions, or making any payments other than in the ordinary course of business consistent with past practice or the Asset Sales, and (ii) except for amounts included in the Budget, grant, agree to grant or make any payment on account of any additional or increase in wages, salary, bonus, commissions, benefits, pension, severance or other compensation of any employee, officer or director.

The termination of the letter of intent executed in connection with the Asset Sales or the Asset Purchase Agreement constitutes an immediate event of default under the Credit Agreement.

Under the September 2025 Waiver, we agreed to pay to the Administrative Agent, for the ratable benefit of the Lenders, (a) a fee equal to 0.25% of the Outstanding Amount, payable on the date of the September 2025 Waiver, and (b) a fee equal to 0.75% of the Outstanding Amount, payable on the earlier of (i) the date all outstanding loans become due under the Credit Agreement, (ii) the consummation of the Asset Sales and (iii) the end of the September 2025 Waiver Period.

The September 2025 Waiver also permanently decreased the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility, effective as of September 12, 2025, from $225.0 million to $200.0 million. In addition, with respect to any floor plan unit sold in the Asset Sales, the Lenders’ aggregate commitments in respect of the Floor Plan Credit Facility will be automatically and permanently reduced, on a dollar-for-dollar basis, by the principal balance of the Floor Plan Credit Facility (if any) outstanding with respect to such floor plan unit at the time it is sold. See Note 7 – Debt to our financial statements for additional information.

After September 30, 2025, we entered into a First Amendment to the September 2025 Waiver, as further described in Note 15 - Subsequent Events to our financial statements.

As of September 30, 2025, the Floor Plan Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 2.55% or (b) the Base Rate (as defined in the Credit Agreement) plus a margin of 1.55%. The Floor Plan Credit Facility is also subject to an annual unused commitment fee at 0.15% of the average daily unused portion of the Floor Plan Credit Facility.

As of September 30, 2025, the Revolving Credit Facility bears interest at: (a) one-month term SOFR or daily SOFR plus an applicable margin of 3.40% or (b) the Base Rate plus a margin of 2.40%.

As of September 30, 2025, there was $184.0 million outstanding on the Floor Plan Credit Facility at an interest rate of 6.93% and $27.7 million outstanding on the Revolving Credit Facility at an interest rate of 7.83%.

Borrowings under the Credit Agreement are secured by a first priority lien on substantially all of our assets, including substantially all of our real estate.

The Credit Agreement contains certain reporting and compliance-related covenants and negative covenants, among other things, related to borrowing and events of default. It also includes certain non-financial covenants, including covenants limiting our ability to dispose of assets, undergo a change in control, merge with, acquire stock, or make investments in other companies, in each case subject to certain exceptions. Upon the occurrence of an event of default, in addition to the Lenders being able to declare amounts outstanding under the Credit Facilities due and payable or foreclose on the collateral, the Lenders can elect to increase the interest rate by 2.0% per annum during the period of default. The Credit Agreement contains a cross-default provision applicable to the First Horizon Mortgage.

Other Long-Term Debt

Mortgages
In July 2023, we entered into two mortgages for total proceeds of $29.3 million secured by certain real estate assets at our Murfreesboro and Knoxville, Tennessee locations. The loans bear interest at 7.10% and 6.85% per annum, respectively, and mature in July 2033. On February 26, 2025, we sold our Murfreesboro, Tennessee dealership and related real property in one of the Camping World Sales and repaid the remaining outstanding principal balance of the Murfreesboro mortgage, which was approximately $15.5 million. As of September 30, 2025, there was $12.5 million outstanding related to the First Horizon Mortgage, which is classified in our balance sheets as a current liability.

Future Contractual Maturities
Future contractual maturities of total debt are as follows:

(In thousands)
Remainder of 2025	$28,017
2026	491
2027	406
2028	435
2029	465
Thereafter	10,430
Total	$40,244

The above schedule reflects contractual maturities, but for financial reporting, the Revolving Credit Facility and mortgage debt have been classified as current liabilities because of certain waivers and cross-default provisions applicable to our mortgage debt.

Going Concern
The Company does not expect to continue as a going concern following the completion of the Asset Sales. The Company incurred a net loss of $116.5 million during the nine months ended September 30, 2025 and had an accumulated deficit of $231.3 million. As of September 30, 2025, the Company had cash and cash equivalents of $9.5 million, debt obligations of $40.2 million related to mortgages, term loans and the Revolving Credit Facility, floor plan notes payable of $184.0 million and operating and finance lease obligations of $34.0 million. Under the Third Amendment, we permanently eliminated our ability to borrow new loans or swingline loans or to request the issuance of letters of credit under the Revolving Credit Facility formerly available to us thereunder. As a result, the only credit facility currently available to us under the Credit Agreement is the Floor Plan Credit Facility, and currently we do not have access to a revolving credit facility that we can use for general working capital purposes.

During the third quarter of 2025, the Company entered into additional waivers and consents that provided temporary waivers of certain potential defaults or events of default that occurred or may have occurred under the Credit Agreement and established new requirements related to disbursements and the deposit of proceeds from certain asset sales into restricted or blocked accounts. These waivers also reduced the Company’s overall borrowing capacity under the Floor Plan Credit Facility. Although these arrangements temporarily extend covenant relief, they also impose significant liquidity constraints. See Note 7 – Debt to our financial statements for additional information.

On October 6, 2025, the Company entered into the Asset Purchase Agreement for the Asset Sales. If the Asset Sales close, substantially all of the proceeds are expected to be used to repay the outstanding obligations under the Credit Agreement (including the Floor Plan Credit Facility and the Revolving Credit Facility) and the First Horizon Mortgage in accordance with their senior priority and pay related costs and expenses. Completion of the Asset Sales is currently expected to occur in a series of site-by-site closings between November 17, 2025 and November 26, 2025, although Lazydays cannot assure completion of any closing by any particular date, if at all. The outside date under the Asset Purchase Agreement is December 1, 2025, after which any non-breaching party may terminate the Asset Purchase Agreement. The termination of the Asset Purchase Agreement would constitute an immediate event of default under the Credit Agreement. See Note 15 - Subsequent Events to our financial statements for further information.

We have evaluated the significance of the uncertainty regarding our financial condition in relation to our ability to meet our obligations, which has raised substantial doubt about the Company’s ability to continue as a going concern. If the Asset

Sales are not completed for any reason, we do not anticipate we would be able to meet future our liquidity needs to operate in the near term and would dissolve and wind up our affairs under the Plan of Dissolution (absent an unforeseen and unlikely ability to generate positive cash inflows from operations and/or secure sources of outside capital). As a result, there is substantial doubt about our ability to continue as a going concern.

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

Inflation

During the nine months ended September 30, 2025, we experienced the impact of inflation on our operations, particularly with the increased cost of new vehicles. The price risk relating to new vehicles includes the cost from the manufacturer, as well as freight and logistics costs. Each of these costs have been impacted, to differing degrees, by factors such as high demand for product, supply chain disruptions, labor shortages, and increased fuel costs.

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

In accordance with Rule 13a-15(b) of the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on that evaluation, and due to the previously identified material weaknesses in our internal control over financial reporting that is described below, which is still being remediated, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2025.

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

Remediation Efforts to Address the Previously Identified Material Weaknesses
We have devoted significant time and resources to execute our plan to remediate the aforementioned material weaknesses and enable us to conclude full remediation once these steps have been completed and operating effectively. The following components of the remediation plan, among others have been implemented:

•Hired a new Chief Financial Officer and Chief Technology Officer with requisite accounting and internal controls knowledge and experience to complement the executive leadership team;
•Assessed the specific training needs or resource gaps and have begun steps to hire key personnel, including key personnel hired in 2025; and
•Designed and implemented controls over change management and security administration for all key financial systems.

While we have completed significant steps in our remediation, our expectation that we will close the Asset Sales in the coming days in November 2025 and then wind up our business and affairs under the Plan of Dissolution will prevent management from continuing to implement its remediation plan to completion. The material weaknesses will not be considered remediated until the remediation actions, including those above and any other determined appropriate have been completed and have operated effectively for a sufficient period of time.

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

PART II – OTHER INFORMATION
Item 1A. Risk Factors

The information in this Form 10-Q should be read in conjunction with the risk factors under “Risk Factors” in Item 1A and information disclosed in the 2024 Form 10-K. Except as set forth below, there have been no material changes to the primary risks related to our business and securities as described in the 2024 Form 10-K.

Risks Related to the Asset Sales

Risks exist regarding whether the Asset Sales will close.

The Asset Sales are scheduled to occur in a series of site-by-site Closings, subject to the other terms and conditions set forth in the Asset Purchase Agreement. Completion of the Asset Sales is currently expected to occur between November 17 through November 26, 2025, although Lazydays cannot assure completion by any particular date, if at all.

The terms of the Asset Purchase Agreement do not allow us to consider an alternative strategic transaction or to terminate the Asset Purchase Agreement and accept a superior proposal without paying a $10 million breakup fee.

If the Asset Purchase Agreement is terminated, or if the Company does not comply with the September 2025 Waiver, as amended, it would be an event of default under the Credit Agreement and may cause other material adverse effects.

If the Asset Purchase Agreement is terminated by any party thereto, or if the Company fails to comply with the September 2025 Waiver (as amended by the September Waiver Amendment, the “Amended September 2025 Waiver”), including the milestones in the Amended September 2025 Waiver regarding steps in the process for the Assets Sales and Closing, any such event would constitute an immediate event of default under the Credit Agreement and an immediate end of the September 2025 Waiver Period specified in the Amended September 2025 Waiver, such that the Administrative Agent and the Lenders could begin exercising their rights and remedies under the Credit Agreement, the related loan documents and applicable law. The occurrence of such an event of default may also constitute an event of default under the First Horizon Mortgage. The Administrative Agent holds, for the benefit of the Lenders, security interests and liens in all or substantially all of the Company’s and its subsidiaries’ real and personal property (including deposit accounts), and if an event of default occurs that is not waived, then the Administrative Agent could seek to enforce its security interests and liens in such assets in accordance with the loan documents and applicable law. First Horizon Bank holds a mortgage over certain of the Company’s real property located in Knoxville, Tennessee, and if such event of default constitutes a cross default under the First Horizon Mortgage, First Horizon Bank could seek to enforce its mortgage in accordance with its loan documents and applicable law. Any such enforcement could result in the sale of some or all of the Company’s and its subsidiaries’ assets and the application of the proceeds thereof to obligations outstanding under the Credit Agreement or the First Horizon Mortgage, as applicable. In addition, upon the occurrence of an event of default under the Credit Agreement that is not waived, among other remedies: (a) the Lenders would be permitted to accelerate the loans outstanding under the Credit Agreement and (b) the Lenders would no longer be obligated to extend loans pursuant to the Floor Plan Credit Facility, which credit facility is critically important to the Company and its subsidiaries. If the Lenders refuse to continue extending loans pursuant to the Floor Plan Credit Facility, or if a new event of default arises for which the Lenders are not willing to waive the default and seeks to enforce remedies, the Company likely would not be able to continue operating and may need to seek debtor protection pursuant to the federal Bankruptcy code or other applicable law.

Following the completion of the Asset Sales, the Company expects to cease operations.

The Asset Sales and the transactions contemplated by the Asset Purchase Agreement would constitute the sale of all or substantially all of the assets of the Company and its subsidiaries, including inventory. The Company and its subsidiaries expect that, after the final Closing of the Asset Sales, they would cease all operations and expect to wind-up and liquidate their remaining assets, liabilities and affairs.

If the Asset Sales close, a significant portion of the proceeds from the Asset Sales will be required to be used to satisfy the Company’s substantial secured debt and other obligations, and the Asset Sales are expected to result in no recovery for stockholders of the Company.

As of September 30, 2025, the Sellers had approximately $184.3 million in senior secured floor plan debt outstanding, $27.8 million in senior secured revolving debt obligations outstanding, and $12.6 million in secured mortgage debt outstanding. As of September 30, 2025, the Sellers had approximately $38.0 million in trade payables and other unsecured obligations. The estimated purchase price of the Asset Sales is projected to be less than the total amount of the Sellers’ secured and unsecured liabilities.

If the Asset Sales close, proceeds would be applied in accordance with the Amended September 2025 Waiver and Asset Purchase Agreement based on existing contractual priorities, including payments to holders of senior indebtedness necessary to obtain releases of their senior liens on the assets to be sold, and thereafter in accordance with the Plan of Dissolution. The proceeds of the Asset Sales may not be sufficient to repay all secured creditors of the Company in full. If the proceeds of the Asset Sales are sufficient to repay all secured creditors of the Company in full, the Company expects that, after any such payments, the Company will not have sufficient cash to repay all unsecured creditors of Lazydays in full. Accordingly, we will not be able to provide any return to our stockholders, based on their junior priority relative to the priority of our secured and unsecured creditors. Accordingly, we caution that our common stock and other securities are highly speculative and pose substantial risks, and stockholders of the Company will experience a complete loss of their investment after the Asset Sales and implementation of the Plan of Dissolution.

The pending Asset Sales, the risk that the Asset Sales may not close and/or the terms of the Credit Agreement, as amended, could cause material adverse effects on the operations and results of the Company’s business while the parties pursue the Asset Sales.

The pending Asset Sales, risk that the Asset Sales may not close and/or the terms of the Credit Agreement, as amended, could cause material adverse effects on the Company’s operations and the results of its business while the parties pursue the Asset Sales, including due to the September 2025 Waiver’s reduction in the Company’s Floor Plan Credit Facility capacity and due to increased uncertainty regarding the Company’s relationships with recreational vehicle manufacturers, customers, employees, landlords and other business counterparts.

No liquidating distributions to stockholders are expected following the Liquidation.

At a time following the final Closing of the Asset Sales as determined by the Board, and subject to the limitations set forth in the Plan of Dissolution, the Company will liquidate the Company’s remaining assets, if any, following the Asset Sales and file with the Secretary of State of the State of Delaware a certificate of dissolution in accordance with the General Corporation Law of the State of Delaware to dissolve Lazydays as a legal entity. Proceeds from the Liquidation would be applied in accordance with the Plan of Dissolution based on existing contractual priorities, including payments to holders of secured and unsecured indebtedness. After any payments for secured indebtedness, if the Company is able to pay such secured indebtedness in full, the Company expects it will not have sufficient cash to repay all unsecured creditors of the Company in full. After the Liquidation is completed, if the Company does not have sufficient cash to repay all unsecured creditors of the Company in full, the Company would not be able to provide any return to the stockholders of the Company, based on their junior priority relative to the priority of the Company’s secured and unsecured creditors. Accordingly, the Company cautions that its common stock and other securities are highly speculative and pose substantial risks, and stockholders of the Company will experience a complete loss of their investment after the Asset Sales and implementation of the Plan of Dissolution.

The pendency of the Asset Sales may result in disruptions to the Company’s business, divert management’s attention, and disrupt the Company’s relationships with third parties and employees, any of which could negatively impact the Company’s operations.

The closing of the Asset Sales depends in part upon our ability to retain the services of qualified personnel, and our implementation of the Plan of Dissolution will depend in part on our ability to retain the services of qualified personnel who will be charged with the wind-up and liquidation of the Company’s remaining assets, liabilities and affairs after the Asset Sales. The retention of qualified personnel may be particularly difficult under our current circumstances. There can be no assurance that we will be successful in retaining the services of such qualified personnel.

The Asset Sales could cause disruptions to the Company’s business or business relationships with, and the financial and operational stability of, vehicle manufacturers and other suppliers, and this could have an adverse impact on the Company’s results of operations. Parties with which Lazydays has business relationships may delay or defer certain business decisions, seek alternative relationships with third parties, or seek to negotiate changes or alter their present business relationships with Lazydays. Any of the foregoing, individually or in combination, could materially and adversely affect the Company’s business, financial condition and results of operations.

Risks Related to our Capital Stock

We intend to delist our common stock from Nasdaq.

As previously disclosed, on November 7, 2025, the Company determined to delist the Company’s common stock from Nasdaq and notified Nasdaq of the Company’s intention to file a Form 25 with the Securities and Exchange Commission on or about November 17, 2025. The Company anticipates that the Form 25 will become effective ten days following its filing and that the common stock will be delisted from Nasdaq on or about November 28, 2025. The Company has not arranged for listing and/or registration of the common stock on another national securities exchange or for quotation in a quotation medium, and the Company can provide no assurance that trading in the common stock will continue on any over-the-counter market or any market following delisting from Nasdaq.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
We made no unregistered sales of equity securities during the three months ended September 30, 2025.
Item 5. Other Information
During the third quarter of 2025, none of our officers or directors adopted or terminated any "Rule 10b5-1 trading arrangement" or any "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit Number	Description
2.1+
Asset Purchase Agreement, dated October 6, 2025, by and among Lazydays Holdings, Inc., certain subsidiaries of Lazydays Holdings, Inc. named therein, CIRV Group, LLC, CIRV Group Real Estate Holdings, LLC and Jeffrey M. Hirsch (filed as Exhibit 2.1 to the Current Report on Form 8-K filed on October 10, 2025 and incorporated herein by reference).

2.2
Amended Plan of Liquidation and Dissolution of Lazydays Holdings, Inc. (filed as Annex B to the Definitive Information Statement on Schedule 14C filed on October 27, 2025 and incorporated herein by reference).

10.1
First Amendment to Limited Waiver and Consent, dated August 29, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2025 and incorporated herein by reference).

10.2
Letter of Intent, dated September 11, 2025, by and among Lazydays Holdings, Inc. and Campers Inn Holding Corporation (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 14, 2025 and incorporated herein by reference).

10.3
Amended and Restated Limited Waiver and Consent, dated September 12, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company (filed as Exhibit 10.2 to the Current Report on Form 8-K filed on August 14, 2025 and incorporated herein by reference).

10.4+
First Amendment to Amended and Restated Limited Waiver and Consent, dated October 29, 2025, by and among LDRV Holdings Corp., the other loan parties party thereto, each of the lenders and Manufacturers and Traders Trust Company (filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 4, 2025 and incorporated herein by reference).

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
101*
The following financial statements from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2025, formatted in inline XBRL, include: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) the Notes to the Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document and included in Exhibit 101)
*Filed herewith
**Furnished herewith
+ Certain schedules and exhibits have been omitted pursuant to Items 601(a)(5), 601(b)(2) and 601(b)(10)(iv) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the U.S. Securities and Exchange Commission upon request; provided, however, that the parties may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any document so furnished.

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

Lazydays Holdings, Inc.

Date: November 14, 2025	/s/ Jeff Needles
Jeff Needles
Chief Financial Officer